Form 10-Q
period 1996-06-30
IN FOCUS SYSTEMS INC
filed 1996-08-06
CIK 845434

- --------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                 --------------------
                                      FORM 10-Q
                                 --------------------

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1996
                                          OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
    For the transition period from      to
                                   -----   -----
    Commission file number 000-18908

                                  ------------------

                                IN FOCUS SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


              Oregon                                  93-0932102
(State or other jurisdiction of
    incorporation or organization)         (I.R.S. Employer Identification No.)

          Registrant's telephone number, including area code:  503-685-8888

                                 -------------------

    The index to exhibits appears on page 9 of this document.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes  X              No
                             -----            ------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                        10,645,493
         (Class)                            (Outstanding at July 24, 1996)

- --------------------------------------------------------------------------------

                                IN FOCUS SYSTEMS, INC.
                                      FORM 10-Q
                                        INDEX


PART I - FINANCIAL INFORMATION                                       Page
- ------------------------------                                       ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -June 30, 1996 and
         December 31, 1995                                             2

         Consolidated Statements of Operations - Three Months
         Ended June 30, 1996 and 1995 and Six Months Ended
         June 30, 1996 and 1995                                        3

         Consolidated Statements of Cash Flows - Six Months Ended
         June 30, 1996 and 1995                                        4

         Notes to Consolidated Financial Statements                    5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           6

PART II - OTHER INFORMATION
- ---------------------------

Item 6.  Exhibits and Reports on Form 8-K                              9

Signatures                                                            10

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IN FOCUS SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share amounts)


                                                    June 30,      December 31,
                                                      1996            1995
                                                    ---------     ------------
ASSETS
Current Assets:
   Cash and cash equivalents                        $  19,418       $  30,165
   Marketable securities - held to maturity            20,326          16,563
   Accounts receivable, net of allowances of
   $3,301 and $2,089                                   58,460          50,041
   Inventories, net                                    26,785          10,767
   Income taxes receivable                              5,320               -
   Deferred income taxes                                2,003           1,624
   Other current assets                                 1,580           1,489
                                                    ---------       ---------
    Total Current Assets                              133,892         110,649

Restricted cash                                             -           1,000
Marketable securities - held to maturity                    -           2,056
Property and equipment, net of accumulated
   depreciation of $10,685 and $8,412                  15,413          12,201
Other assets, net                                       1,725           1,397
                                                    ---------       ---------
    Total Assets                                    $ 151,030       $ 127,303
                                                    ---------       ---------
                                                    ---------       ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Income taxes payable                             $       -       $   2,128
   Accounts payable                                    35,098          21,476
   Payroll and related benefits payable                 2,595           2,076
   Marketing cooperative payable                        1,511           1,596
   Other current liabilities                            2,467           1,959
                                                    ---------       ---------
    Total Current Liabilities                          41,671          29,235

Deferred income taxes                                     607             541
Shareholders' Equity:
   Common stock, 30,000,000 shares authorized;
  shares issued and outstanding:  11,136,543
  and 10,925,474                                       49,535          46,405
   Additional paid-in capital                           9,979           7,727
   Retained earnings                                   49,238          43,395
                                                    ---------       ---------
   Total Shareholders' Equity                         108,752          97,527
                                                    ---------       ---------
   Total Liabilities and Shareholders' Equity       $ 151,030       $ 127,303
                                                    ---------       ---------
                                                    ---------       ---------

         The accompanying notes are an integral part of these balance sheets.

                                IN FOCUS SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)



                                        Three months ended June 30,   Six months ended June 30,
                                            1996           1995           1996           1995
                                       ------------   ------------   ------------  ------------
Revenue                               $    58,569    $    48,140    $   126,267   $    87,343
Cost of sales                              45,249         30,429         89,531        53,363
                                       ------------   ------------   ------------  ------------
Gross profit                               13,320         17,711         36,736        33,980

Operating expenses:
    Marketing and sales                     7,957          6,146         14,977        11,751
    Engineering                             5,445          2,556         10,090         4,736
    General and administrative              2,245          1,441          4,215         2,976
                                       ------------   ------------   ------------  ------------
                                           15,647         10,143         29,282        19,463

                                       ------------   ------------   ------------  ------------
Income (loss) from operations              (2,327)         7,568          7,454        14,517

Other income (expense):
    Interest expense                           (3)             -             (3)          -
    Interest income                           429            406            943           972
    Other, net                                (12)            80            113           246
                                       ------------   ------------   ------------  ------------
                                              414            486          1,053         1,218
                                       ------------   ------------   ------------  ------------

Income (loss) before equity in income
  (loss) of joint venture and
  provision for income taxes               (1,913)         8,054          8,507        15,735
Provision for (benefit from)
  income taxes                               (679)         2,720          3,020         5,366
                                       ------------   ------------   ------------  ------------
Income (loss) before equity in income
  (loss) of joint venture                  (1,234)         5,334          5,487        10,369
Equity in income (loss) of joint
  venture                                      86           (149)           356           (431)
                                       ------------   ------------   ------------  ------------

Net income (loss)                     $    (1,148)   $     5,185    $     5,843   $     9,938
                                       ------------   ------------   ------------  ------------
                                       ------------   ------------   ------------  ------------

Net income (loss) per share           $     (0.10)   $      0.47    $      0.50   $      0.86
                                       ------------   ------------   ------------  ------------
                                       ------------   ------------   ------------  ------------

Shares used in per share
  calculations                         11,088,698     11,136,680     11,639,503    11,570,592
                                       ------------   ------------   ------------  ------------
                                       ------------   ------------   ------------  ------------





           The accompanying notes are an integral part of these statements.

                                IN FOCUS SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)


                                                    Six months ended June 30,
                                                       1996            1995
                                                    -----------    ------------
Cash  flows from operating activities:
  Net income                                        $   5,843       $   9,938
  Adjustments to reconcile net income to net
    cash flows provided by (used in) operating
    activities:
      Depreciation and amortization                     2,367           1,656
      Equity in (income) loss of joint venture           (356)            431
      (Increase) decrease in:
         Accounts receivable, net                      (8,419)         (8,447)
         Inventories, net                             (16,018)         (2,735)
         Income taxes receivable                       (5,320)           -
         Deferred income taxes                           (313)             55
         Other current assets                             (91)           (318)
      Increase (decrease) in:
         Income taxes payable                          (2,128)           (320)
         Accounts payable                              13,622           8,173
         Payroll and related benefits payable             519            (261)
         Marketing cooperative payable                    (85)
         Other current liabilities                        508             306
                                                    -----------    ------------
            Net cash provided by (used in)
              operating activities                     (9,871)          8,478

Cash flows from investing activities:
  Restricted cash                                       1,000            -
  Purchase of marketable securities-held to maturity   (9,542)        (15,689)
  Sale of marketable securities-held to maturity        7,835          29,289
  Payments for purchase of property and equipment      (5,535)         (3,636)
  Investment in joint venture                             356            (431)
  Other assets, net                                      (372)           (193)
                                                    -----------    ------------
            Net cash provided by (used in)
              investing activities                     (6,258)          9,340

Cash flows from financing activities:
  Proceeds from sale of common stock                    3,130           1,277
  Income tax benefit of non-qualified stock option
    exercises and disqualifying dispositions            2,252             819
  Stock repurchase                                          -         (18,000)
                                                    -----------    ------------
            Net cash provided by (used in)
              financing activities                      5,382         (15,904)

Increase (decrease) in cash and cash equivalents      (10,747)          1,914

Cash and cash equivalents:
  Beginning of period                                  30,165          15,176
                                                    -----------    ------------
  End of period                                    $   19,418      $   17,090
                                                    -----------    ------------
                                                    -----------    ------------

           The accompanying notes are an integral part of these statements.

                                IN FOCUS SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION

The financial information included herein for the three-month and six month periods ended June 30, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1995 is derived from In Focus Systems, Inc.'s (the Company's) Annual Report to Shareholders which is incorporated by reference into the Company's 1995 Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  INVENTORIES

Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                                   June 30, 1996       December 31, 1995
                                   -------------       -----------------

Raw materials and components          $11,627               $ 4,786
Work-in-process                         2,450                 1,166
Finished goods                         12,708                 4,815
                                      -------               -------
                                      $26,785               $10,767
                                      -------               -------
                                      -------               -------

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                      Six months ended
                                                           June 30,
                                                     1996           1995
                                                     ----           ----
Cash paid during the period for income taxes      $  7,407       $  4,811
  Reclass of joint venture reserve to note
    payable (a non-cash financing activity)            --           3,232

NOTE 4:  RECLASSIFICATIONS

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
This Form 10-Q includes forward-looking statements which are denoted with an "*". Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. This Form 10-Q includes forward-looking statements relating to anticipated gross margins, availability of products manufactured on behalf of the Company, backlog and new product introductions, and the following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:
1) in regards to gross margins, uncertainties associated with market acceptance of and demand for the Company's products, impact of competitive products and pricing and dependence on third party suppliers; 2) in regards to product availability and backlog, uncertainties associated with manufacturing capabilities and dependence on third party suppliers; and 3) in regards to new product introductions, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights. Investors are directed to the Company's filings with the Securities and Exchange Commission, including the Company's 1995 Form 10-K, which are available from the Company without charge, for a more complete description of the risks and uncertainties relating to the material in this Form 10-Q as well as to other aspects of the Company's business.

RESULTS OF OPERATIONS
Revenue increased to $58.6 million in the second quarter of 1996 from $48.1 million in the second quarter of 1995, and to $126.3 million for the six months ended June 30, 1996 from $87.3 million for the comparable period of 1995. The increase in revenue is mainly a result of growth in unit sales of the Company's complete line of LitePro projection products, offset by a decrease in projector average selling prices. International sales represented 39 percent of total revenues in the first six months of 1996 compared to 41 percent in the first six months of 1995.

Revenue growth over the next several quarters is expected to moderate from recent historical trends as increased unit volumes are partially offset by average sales prices on projection systems coming down due to increased competition coming mainly from Japan*. Sales of the LitePro 580 are expected to come down significantly from levels achieved in prior quarters as demand shifts to newer LitePro projector products*.

The Company achieved gross margins of 29 percent in the first six months of 1996, with 23 percent achieved in the second quarter of 1996, compared to 39 percent in the first six months of 1995 and 37 percent in the second quarter of 1995. The decline in gross margins in 1996 resulted primarily from a) reserves established for price protection allowed to customers on sales of LitePro 580s during the second quarter of 1996; this price protection was allowed following a significant decrease in the selling price of the version of the LitePro 580 sold by Epson, the manufacturer of the LitePro 580, b) new competition entered the market, resulting in additional pricing pressures market wide, c) the Company incurred higher than anticipated costs as a result of expediting parts to support a steeper ramp in production for the LitePro 210 and 620 and d) in conjunction with new product launches in the second quarter, the Company began repositioning mature products in the market. This process included providing additional discounts for volume purchases, price protection and stock rotation coverage in certain situations, along with writing down slower moving inventory to the lower of cost or market.

The Company expects the cost of projection technologies to continue to decrease market wide, resulting in pricing pressures which are leading to decreased average selling prices for the Company's products*. In an effort to protect its gross margins, the Company has introduced new, internally developed and manufactured products. In addition, the Company is seeking to improve procurement practices and create more cost-effective designs in order to reduce product costs*.

The Company's customers generally order products for immediate delivery with product shipment within 30 days after receipt of an order. As a result of component design and supply issues that were resolved at the end of the second quarter, the Company was unable to fill all of its orders for its LitePro 210 and 620 products, resulting in backlog at June 30, 1996 of approximately $19.8 million. Backlog at December 31, 1995 was approximately $33.1 million. Backlog at June 30, 1995 was approximately $14.8 million. Given current supply and demand estimates, it is anticipated that most of the current backlog will turn over by the end of the third quarter of 1996*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

Marketing and sales expense increased to $8.0 million and $15.0 million, respectively (14 percent and 12 percent of revenue, respectively) for the three month and six month periods ended June 30, 1996 compared to $6.1 million and $11.8 million, respectively (13 percent and 13 percent of revenue, respectively) for the comparable periods of 1995. The increase is primarily a result of growth in revenues, demand creation programs and brand recognition efforts.

Engineering expense increased to $5.4 million and $10.1 million, respectively (9 percent and 8 percent of revenue, respectively) for the three month and six month periods ended June 30, 1996 compared to $2.6 million and $4.7 million, respectively (5 percent and 5 percent of revenue, respectively) for the comparable periods of 1995. The increase is primarily a result of increased research and development efforts to support the Company's product introduction plans as well as investments in engineering and mechanical computer aided design systems. In addition, the Company incurred additional costs associated with the introduction of new products during the second quarter.

General and administrative expense increased to $2.2 million and $4.2 million, respectively (4 percent and 3 percent of revenue, respectively) for the three month and six month periods ended June 30, 1996 from $1.4 million and $3.0 million (3 percent and 3 percent of revenue, respectively) for the comparable periods of 1995. The increase is primarily attributable to increased investment in training and information systems and severance reserves recorded as part of the reduction in force at the end of the quarter. At the end of the second quarter, the Company reevaluated workload requirements and reduced the workforce by 8 percent, implementing a flatter, more nimble organization structure, which is intended to significantly reduce operating expense for the second half of 1996*.

Income (loss) from operations was $(2.3) million and $7.5 million (6 percent of revenue), respectively for the three month and six month periods ended June 30, 1996 compared to $7.6 million and $14.5 million (16 percent and 17 percent of revenue, respectively) for the comparable periods of 1995, primarily as a result of the revenue and expense variations discussed above.

Income taxes are based on an estimated rate of 35.5 percent which increased from
34.0 percent in the first six months of 1995 and 34.0 percent for the year ended December 31, 1995. The increase over 1995 is primarily a result of the lapsing of the research and development tax credit as of June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1996 working capital was $92.2 million, including $19.4 million of cash and cash equivalents and $20.3 million of marketable securities. In the first six months of 1996, working capital increased by $10.8 million and the current ratio decreased to 3.2:1 from 3.8:1.

Cash and cash equivalents decreased $10.7 million primarily due to $9.9 million used in operations, the net purchase of $1.7 million of marketable securities and $5.5 million used for purchases of property and equipment, offset by $1.0 million release of restricted cash, $3.1 million provided by the sale of common stock through the exercise of employee stock options and $2.3 million provided by the income tax benefit of nonqualified stock option exercises and disqualifying dispositions.

Accounts receivable increased $8.4 million to $58.5 million at June 30, 1996 from $50.0 million at the end of 1995. The growth in receivables is primarily attributable to increased aging of receivables on sales of the LitePro 580. Because of price competition during the quarter by the Company's supplier, the sell through of the LitePro 580 slowed at the Company's dealers and their resellers. Accordingly, days sales outstanding grew to 90 days at June 30, 1996 from 74 days at December 31, 1995. During the second quarter, there was an increase in the number of competitors entering the market. Because most of them are attempting to sell through the same dealer network, there has been an over supply of product in the channel. Until the inventory gets sold through, the Company has limited the amount of credit available for additional growth to its dealers and taken a tighter stance on shipping product to dealers who are in a past-due situation. In order to provide additional support, the Company has helped to provide its dealers and customers with alternative forms of third-party financing including the use of the Company's Instant Access rental program through Genigraphics.

The Company expects to see working capital constrained in the channels for the duration of 1996 as new competitors and products enter the market*. In addition to providing alternative forms of financing, the Company is looking for ways to create additional channels of distribution for its products. Accordingly, the Company expects days sales outstanding to come down slightly during the second half of 1996*.

Accounts receivable that are beyond 60 days past due represented approximately 3 percent of the total accounts receivable balance at June 30, 1996, compared to approximately 4 percent at December 31, 1995.

Inventories increased $16.0 million to $26.8 million at June 30, 1996 from $10.8 million at December 31, 1995 due primarily to growth in parts stock and finished goods to support the ramp up in the third quarter for the LitePro 620 and the PowerView 820 as well as growth in demand for the LitePro 210. Inventory turns were approximately 7 times on an annualized basis for the six months ended June 30, 1996, compared to approximately 11 times in 1995 and approximately 9 times on an annualized basis for the first quarter of 1996.

Income taxes receivable increased to $5.3 million at June 30, 1996 from a payable of $2.1 million at December 31, 1995 due to the prescribed calculation methods and the timing of estimated federal and state tax payments.

The $3.2 million increase in property and equipment is a result of $5.5 million of expenditures primarily for new product tooling, information systems and plant floor layout redesign to accommodate available to promise and assemble to order production lines, offset by $2.3 million of depreciation. Total expenditures for property and equipment in 1996 are expected to be approximately $11.5 million, primarily for the projects mentioned above.

In January 1996, the Board of Directors of the Company authorized a stock buy back program which allowed management to repurchase, from time to time, subject to certain conditions and limitations, up to 500,000 shares of the Common Stock of the Company. As of July 24, 1996, the Company had repurchased 500,000 shares of its Common Stock at an average price of $17.60, for a total of $8,785,000, which was paid out of existing cash balances.

                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits
The exhibits filed as part of this report are listed below:
     EXHIBIT NUMBER AND DESCRIPTION
     11  Calculations of Net Income Per Share
     27  Financial Data Schedule

(b)  Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   July 31, 1996                   IN FOCUS SYSTEMS, INC.

                                        By:/s/ JOHN V. HARKER
                                           ------------------------------------
                                        John V. Harker
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


                                        By:/s/ MICHAEL D. YONKER
                                           ------------------------------------
                                        Michael D. Yonker
                                        Vice President, Information Services and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)