Form 10-Q
period 1996-09-30
IN FOCUS SYSTEMS INC
filed 1996-11-04
CIK 845434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                              --------------------------

                                      FORM 10-Q

                              --------------------------


           (Mark One)
       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1996
                                          OR
       [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                   For the transition period from ______ to _______

                           Commission file number 000-18908

                                 --------------------

                                IN FOCUS SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)

                   Oregon                                      93-0932102
(State or other jurisdiction of incorporation              (I.R.S. Employer
               or organization)                           Identification No.)

27700B SW Parkway Avenue, Wilsonville, Oregon                    97070
  (Address of principal executive offices)                     (Zip Code)


          Registrant's telephone number, including area code:  503-685-8888


                                  ------------------
    The index to exhibits appears on page 9 of this document.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes  X        No
                                   -----         -----


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock without par value                     10,670,573
              (Class)                     (Outstanding at November 1, 1996)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IN FOCUS SYSTEMS, INC.
                                      FORM 10-Q
                                        INDEX



PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -September 30, 1996 and
         December 31, 1995                                                   2

         Consolidated Statements of Operations - Three Month and Nine
         Month Periods Ended September 30, 1996 and 1995                     3

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1996 and 1995                                         4

         Notes to Consolidated Financial Statements                          5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           6


PART II - OTHER INFORMATION
---------------------------

Item 6.  Exhibits and Reports on Form 8-K                                    9

Signatures                                                                   10

                             PART II - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 IN FOCUS SYSTEMS, INC.
                               CONSOLIDATED BALANCE SHEETS
                           (in thousands, except share amounts)


                                                     September 30, December 31,
                                                         1996          1995
                                                     ------------- ------------

ASSETS
Current Assets:
    Cash and cash equivalents                          $   6,645     $  30,165
    Marketable securities - held to maturity              17,939        16,563
    Accounts receivable, net of allowances of
       $2,892 and $2,089                                  51,947        49,363
    Inventories, net                                      27,147        10,767
    Income taxes receivable                                2,993          -
    Deferred income taxes                                  3,230         1,624
    Other current assets                                   2,010         2,167
                                                       ---------     ---------
        Total Current Assets                             111,911       110,649

Restricted cash                                                -         1,000
Marketable securities - held to maturity                       -         2,056
Property and equipment, net of accumulated
       depreciation of $11,996 and $8,412                 15,465        12,201
Other assets, net                                          1,711         1,397
                                                       ---------     ---------
        Total Assets                                   $ 129,087     $ 127,303
                                                       ---------     ---------
                                                       ---------     ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Income taxes payable                               $     -       $   2,128
    Accounts payable                                      20,780        21,476
    Payroll and related benefits payable                   1,593         2,076
    Marketing cooperative payable                          1,495         1,596
    Other current liabilities                              1,796         1,959
                                                       ---------     ---------
        Total Current Liabilities                         25,664        29,235

Note payable                                                 352          -
Deferred income taxes                                        605           541
Shareholders' Equity:
    Common stock, 30,000,000 shares authorized;
      shares issued and outstanding:  10,647,554
      and 10,925,474                                      47,421        46,405
    Additional paid-in capital                             9,990         7,727
    Retained earnings                                     45,055        43,395
                                                       ---------     ---------
       Total Shareholders' Equity                        102,466        97,527
                                                       ---------     ---------
       Total Liabilities and Shareholders' Equity      $ 129,087     $ 127,303
                                                       ---------     ---------
                                                       ---------     ---------

     The accompanying notes are an integral part of these balance sheets.


                               IN FOCUS SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, exept shares and per share amounts)



                                                Three months ended September 30,   Nine months ended September 30,
                                                       1996           1995               1996           1995
                                                  ----------     ----------         ----------     ----------
Revenue                                           $  59,080      $  54,448          $  185,347     $  141,791
Cost of sales                                        43,118         34,710             132,649         88,073

                                                  ---------     ----------          ----------     ----------
Gross profit                                         15,962         19,738              52,698         53,718

Operating expenses:
    Marketing and sales                               7,190          6,038              22,167         17,789
    Engineering                                       4,225          3,305              14,315          8,041
    General and administrative                        1,349          1,626               5,564          4,602
                                                 ----------     ----------          ----------     ----------
                                                     12,764         10,969              42,046         30,432

                                                 ----------     ----------          ----------     ----------
Income (loss) from operations                         3,198          8,769              10,652         23,286

Other income (expense):
    Interest expense                                     (8)            -                  (11)           -
    Interest income                                     330            422               1,273          1,394
    Other, net                                           13            (75)                126            171
                                                 ----------     ----------          ----------     ----------
                                                        335            347               1,388          1,565

                                                 ----------     ----------          ----------     ----------
Income (loss) before equity in income (loss) of
    joint venture and provision for income taxes      3,533          9,116              12,040         24,851
Provision for (benefit from) income taxes             1,148          3,134               4,168          8,500
                                                 ----------     ----------          ----------     ----------

Income (loss) before equity in income (loss)
    of joint venture                                  2,385          5,982               7,872         16,351
Equity in income (loss) of joint venture                 (7)            -                  349           (431)

                                                 ----------     ----------          ----------     ----------
Net income (loss)                                $    2,378     $    5,982          $    8,221     $   15,920
                                                 ----------     ----------          ----------     ----------
                                                 ----------     ----------          ----------     ----------

Net income (loss) per share                      $     0.22     $     0.53          $     0.72     $     1.39
                                                 ----------     ----------          ----------     ----------
                                                 ----------     ----------          ----------     ----------


Shares used in per share calculations            10,816,854     11,236,689          11,378,168     11,457,801
                                                 ----------     ----------          ----------     ----------
                                                 ----------     ----------          ----------     ----------




         The accompanying notes are an integral part of these statements.

                                 IN FOCUS SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)


                                                                                 Nine months ended September 30,
                                                                                     1996                1995
                                                                                 --------           ---------
Cash  flows from operating activities:
   Net income                                                                    $  8,221            $  9,938
   Adjustments to reconcile net income to net cash flows
      provided by (used in) operating activities:
         Depreciation and amortization                                              3,651               1,656
         Equity in (income) loss of joint venture                                    (349)                431
         (Increase) decrease in:
            Accounts receivable, net                                               (2,584)             (7,918)
            Inventories, net                                                      (16,380)             (2,735)
            Income taxes receivable                                                (2,993)                -
            Deferred income taxes                                                  (1,542)                 55
            Other current assets                                                      157                (847)
         Increase (decrease) in:
            Income taxes payable                                                   (2,128)               (320)
            Accounts payable                                                         (696)              8,173
            Payroll and related benefits payable                                     (483)               (261)
            Marketing cooperative payable                                            (101)
            Other current liabilities                                                (163)                306
                                                                                 --------            --------
               Net cash provided by (used in) operating activities                (15,390)              8,478

Cash flows from investing activities:
   Restricted cash                                                                  1,000                 -
   Purchase of marketable securities-held to maturity                             (10,742)            (15,689)
   Sale of marketable securities-held to maturity                                  11,422              29,289
   Payments for purchase of property and equipment                                 (6,496)             (3,636)
   Investment in joint venture                                                        349                (431)
   Other assets, net                                                                 (381)               (193)
                                                                                 --------            --------
               Net cash provided by (used in) investing activities                 (4,848)              9,340

Cash flows from financing activities:
   Payments on long-term debt                                                                             -
   Proceeds from sale of common stock                                               3,240               1,277
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                                      2,263                 819
   Stock repurchase                                                                (8,785)            (18,000)
                                                                                 --------            --------
               Net cash provided by (used in) financing activities                 (3,282)            (15,904)

Increase (decrease) in cash and cash equivalents                                  (23,520)              1,914

Cash and cash equivalents:
   Beginning of period                                                             30,165              15,176
                                                                                 --------            --------
   End of period                                                                 $  6,645            $ 17,090
                                                                                 --------            --------
                                                                                 --------            --------


         The accompanying notes are an integral part of these statements.

                                IN FOCUS SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)
                                     (UNAUDITED)

NOTE 1:  BASIS OF PRESENTATION
The financial information included herein for the three-month and nine month periods ended September 30, 1996 and 1995 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1995 is derived from In Focus Systems, Inc.'s (the Company's) Annual Report to Shareholders which is incorporated by reference into the Company's 1995 Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1995 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2:  INVENTORIES
Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                             September 30, 1996  December 31, 1995
                             ------------------  -----------------

Raw materials and components           $ 12,405            $ 4,786
Work-in-process                           2,437              1,166
Finished goods                           12,305              4,815
                                       --------            --------
                                       $ 27,147            $10,767
                                       --------            --------
                                       --------            --------


NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                           Nine months ended
                                                              September 30,
                                                           ------------------
                                                            1996       1995
                                                           --------   -------
Cash paid during the period for income taxes               $  8,571  $  6,467
Cash paid during the period for interest                          9     --
Property acquired through debt                                  352     --
Reclass of joint venture reserve to note payable
  (a non-cash financing activity)                               --      3,232

NOTE 4:  LINE OF CREDIT
In September 1996, the Company entered into an unsecured $10.0 million line of credit with a commercial bank. The line of credit bears interest, at the Company's election, at one of the following: 1) the bank's prime rate, 2) LIBOR plus .65 percent, or 3) at a fixed rate as quoted to the borrower by the bank on the date of borrowing. The line of credit expires on April 30, 1997. The line of credit agreement contains certain liquidity, tangible net worth and pre-tax profit covenants. At September 30, 1996 the Company was in compliance with all of the covenants and had no outstanding balance under the line of credit.

NOTE 5:  RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

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

RESULTS OF OPERATIONS
Revenue increased to $59.1 million in the third quarter of 1996 from $54.4 million in the third quarter of 1995, and to $185.3 million for the nine months ended September 30, 1996 from $141.8 million for the comparable period of 1995. The increase in revenue is mainly a result of growth in unit sales of the Company's complete line of LitePro projection products, offset by a decrease in projector average selling prices. International sales represented 39 percent of total revenues in the first nine months of 1996 compared to 40 percent in the first nine months of 1995.

The Company achieved gross margins of 28 percent in the first nine months of 1996, with 27 percent achieved in the third quarter of 1996, compared to 38 percent in the first nine months of 1995 and 36 percent in the third quarter of 1995. The decline in gross margins in 1996 resulted primarily from a) new competition entering the market, resulting in additional pricing pressures market wide, b) reserves established for price protection provided to customers on sales of LitePro 580s during the second quarter of 1996, c) the Company incurred higher than anticipated costs as a result of expediting parts to support a steeper ramp up in production for the LitePro 210 and 620 and d) in conjunction with new product launches in the second quarter, the Company repositioned mature products in the market. This process included providing additional discounts for volume purchases, price protection and stock rotation coverage in certain situations, along with writing down slower moving inventory to the lower of cost or market.

The Company expects the cost of projection technologies to continue to decrease market wide, resulting in pricing pressures which are leading to decreased average selling prices for the Company's products*. In an effort to protect its gross margins, the Company has introduced new, internally developed and manufactured products.


The Company's customers generally order products for immediate delivery with product shipment within 30 days after receipt of an order. As a result of not being able to procure adequate supplies of SVGA glass for the LitePro 220 and orders on credit hold at the end of the quarter, backlog at September 30, 1996 was approximately $20.3 million. Backlog at December 31, 1995 was approximately $33.1 million. Backlog at September 30, 1995 was approximately $15.7 million. Given current supply and demand estimates, it is anticipated that most of the current backlog will turn over by the end of 1996*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

Marketing and sales expense increased to $7.2 million and $22.2 million, respectively (12 percent and 12 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1996 compared to $6.0 million and $17.8 million, respectively (11 percent and 13 percent of revenue, respectively) for the comparable periods of 1995. The increases are primarily a result of growth in revenues, demand creation programs and brand recognition efforts, offset by a reduction in the workforce at the beginning of the third quarter and cost containment efforts during the third quarter that focused resources on those areas that most directly contributed to revenue growth, quality and customer satisfaction.

Engineering expense increased to $4.2 million and $14.3 million, respectively (7 percent and 8 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1996 compared to $3.3 million and $8.0 million, respectively (6 percent and 6 percent of revenue, respectively) for the comparable periods of 1995. The increase is primarily a result of increased research and development efforts to support the Company's product introduction plans as well as investments in engineering and mechanical computer aided design systems. In addition, the Company incurred additional costs associated with the introduction of new products during the second quarter. The increases in engineering expense were partially offset by a reduction in the workforce at the beginning of the third quarter and cost containment efforts.

General and administrative expense was $1.3 million and $5.6 million, respectively (2 percent and 3 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1996 compared to $1.6 million and $4.6 million, respectively (3 percent and 3 percent of revenue, respectively) for the comparable periods of 1995. The increase in the year to date amount is primarily attributable to increased investment in training and information systems and severance reserves recorded as part of the reduction in force at the end of the second quarter. At the end of the second quarter, the Company reevaluated workload requirements and reduced the workforce by 8 percent, implementing a flatter organization structure, which is intended to significantly reduce operating expense for the second half of 1996*. The decrease in the third quarter is a result of the workforce reduction mentioned above, as well as the reversal of approximately $0.4 million in accrued severance and incentive accruals no longer required in 1996. Without the reversal of the accruals, general and administrative expense would have been 3 percent of revenue in the third quarter of 1996 and relatively flat in amount with the prior year's third quarter.

Income from operations decreased to $3.2 million and $10.7 million, respectively (5 percent and 6 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1996 from $8.8 million and $23.3 million (16 percent and 16 percent of revenue, respectively) for the comparable periods of 1995, primarily as a result of lower gross margins as discussed above.

The Company's effective tax rate in the third quarter of 1996 was 32.5 percent and for the nine months ended September 30, 1996 was 34.6 percent, compared to 34 percent for the year ended December 31, 1995. The decrease in the third quarter of 1996 is primarily a result of the reinstatement of the research and development tax credit effective July 1, 1996 through May 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1996 working capital was $86.2 million, including $6.6 million of cash and cash equivalents and $17.9 million of marketable securities. In the first nine months of 1996, working capital increased by $4.8 million and the current ratio increased to 4.4:1 from 3.8:1.

Cash and cash equivalents decreased $23.5 million from December 31, 1995 primarily due to $15.4 million used in operations, $6.5 million used for purchases of property and equipment and $8.8 million for the repurchase of the Company's Common Stock, offset by $1.0 million release of restricted cash, the net sale of $0.7 million of marketable securities, $3.2 million provided by the sale of common stock through the exercise of employee stock options and $2.3 million provided by the income tax benefit of nonqualified stock option exercises and disqualifying dispositions.

Accounts receivable increased to $51.9 million at September 30, 1996 from $49.4 million at the end of 1995. The growth in receivables is primarily attributable to increased aging of receivables on sales of the LitePro 580. During the third quarter, the Company focused collection efforts in order to collect on the sell through of the LitePro 580s. Cash receipts associated with the sell through of the LitePro 580 began late in the third quarter and are expected to completely turn during the fourth quarter of 1996.* Accordingly, days sales outstanding has increased to 80 days at September 30, 1996 from 74 days at December 31, 1995, but decreased from 90 days at June 30, 1996.

The Company expects to see working capital constrained in the channels for the duration of 1996 as new competitors and products enter the market*. In addition to providing alternative forms of financing, the Company is creating additional channels of distribution for its products.

Inventories increased $16.4 million to $27.1 million at September 30, 1996 from $10.8 million at December 31, 1995 due primarily to growth in parts stock and finished goods to support the shift in production to products that the Company manufactures, unfilled orders for certain customers on credit hold at the end of the quarter and the shortage of a key component which caused a slower than anticipated product introduction ramp and fewer shipments of a new SVGA projector during the third quarter. Inventory turns have decreased to approximately 6 in the first nine months of 1996 on an annualized basis compared to approximately 11 times during 1995 when the Company primarily distributed an OEM product.

Income taxes receivable increased to $3.0 million at September 30, 1996 from a payable of $2.1 million at December 31, 1995 due to the prescribed calculation methods and the timing of estimated federal and state tax payments.

The $3.3 million increase in property and equipment is primarily a result of $6.8 million of expenditures primarily for new product tooling, information systems and plant floor layout redesign to accommodate available to promise and assemble to order production lines, offset by $3.6 million of depreciation. Total expenditures for property and equipment in 1996 are expected to be approximately $8.6 million, primarily for the projects mentioned above.*

In July 1996, the Company completed its repurchase of a total of 500,000 shares of its Common Stock for at an average price of $17.60 for a total of $8,785,000, which was paid out of existing cash balances.

In September 1996, the Company entered into an unsecured $10.0 million line of credit with a commercial bank. The line of credit bears interest, at the Company's election, at one of the following: 1) the bank's prime rate, 2) LIBOR plus .65 percent, or 3) at a fixed rate as quoted to the borrower by the bank on the date of borrowing. The line of credit expires on April 30, 1997. The line of credit agreement contains certain liquidity, tangible net worth and pre-tax profit covenants. At September 30, 1996 the Company was in compliance with all of the covenants and had no outstanding balance under the line of credit.


                             PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:
    EXHIBIT NO. AND DESCRIPTION
    10 Line of Credit Agreement between the Company and Wells Fargo Bank, National Association, dated September 30, 1996.
    11   Calculations of Net Income Per Share
    27   Financial Data Schedule

(b) Reports on Form 8-K:
    1. Form 8-K under Item 5., Other Events, dated July 31, 1996.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 4, 1996          IN FOCUS SYSTEMS, INC.

                                  By: /s/ JOHN V. HARKER
                                     --------------------------------------
                                  John V. Harker
                                  Chairman of the Board, President and Chief
                                  Executive Officer
                                  (Principal Executive Officer)


                                  By: /s/ MICHAEL D. YONKER
                                     --------------------------------------
                                  Michael D. Yonker
                                  Vice President, Information Services and
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)