Form 10-K
period 1996-12-31
IN FOCUS SYSTEMS INC
filed 1997-03-14
CIK 845434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.  20549
                                      FORM 10-K

                              --------------------------
             [X]  ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended:  December 31, 1996
                                          OR
            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NUMBER:  000-18908
                               IN FOCUS SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)
         OREGON                                              93-0932102
(STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER
OF INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
                              27700B S.W. PARKWAY AVENUE
                              WILSONVILLE, OREGON  97070
                              --------------------------
                (Address of principal executive offices and zip code)
                                    503-685-8888
                 (Registrant's telephone number including area code)
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
             SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           COMMON STOCK, WITHOUT PAR VALUE
                                   (Title of Class)
                              --------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $224,970,354 as of February 24, 1997 based upon the last sales price as reported by the Nasdaq National Market System.

The number of shares outstanding of the Registrant's Common Stock as of February 24, 1997 was 10,765,980 shares.

The Index to Exhibits appears on page 16 of this document.
                              --------------------------
                         DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated March 13, 1997.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IN FOCUS SYSTEMS, INC.
                             1996 FORM 10-K ANNUAL REPORT
                                  TABLE OF CONTENTS
                                                                            Page
                                                                            ----
                                        PART I

Item 1.  Business                                                           3

Item 2.  Properties                                                         7

Item 3.  Legal Proceedings                                                  8

Item 4.  Submission of Matters to a Vote of Security Holders                8

                                       PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                            8

Item 6.  Selected Financial Data                                            9

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         10

Item 8.  Financial Statements and Supplementary Data                       13

Item 9.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                          13

                                       PART III

Item 10. Directors and Executive Officers of the Registrant                14

Item 11. Executive Compensation                                            14

Item 12. Security Ownership of Certain Beneficial Owners and Management    14

Item 13  Certain Relationships and Related Transactions                    14

                                       PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K   15

Signatures                                                                 20

                                        PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS
Statements in this Form 10-K which the Company considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-K which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. The Company from time to time may make forward-looking statements relating to anticipated gross margins, availability of products manufactured on behalf of the Company, backlog, new product introductions and future capital expenditures, and the following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: 1) in regards to gross margins, uncertainties associated with market acceptance of and demand for the Company's products, impact of competitive products and their pricing and dependence on third party suppliers; 2) in regards to product availability and backlog, uncertainties associated with manufacturing capabilities and dependence on third party suppliers; 3) in regards to new product introductions, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights; and 4) in regards to future capital expenditures, uncertainties associated with new product introductions.

INTRODUCTION
In Focus Systems, Inc. ( an Oregon corporation) was founded in October 1986 to develop, manufacture and market innovative projection products using flat panel LCD technology to present output from personal computers and other electronic
devices.   References within this document to the "Company" or to "In Focus" are to In Focus Systems, Inc. and its consolidated subsidiaries, In Focus Systems FSC, Inc. and In Focus Services, Inc.

PRODUCTS
The Company develops, manufactures and markets multimedia projection products and services to present video, audio, graphics and data from personal computers, workstations, VCRs and laser disc players. The Company's products are used in businesses, schools and government agencies for training sessions, meetings, sales presentations, technical seminars and other applications involving the sharing of computer-generated and/or video information with an audience. The Company's products are compatible with all major personal computers and most video sources used in business and education. The Company, through its wholly owned subsidiary, In Focus Services, Inc., also provides creative presentation services to Fortune 500 and other companies.

    PROJECTION SYSTEMS

    LITEPRO 570 LS The LitePro 570 LS is a portable multimedia projection system which combines an amorphous, active matrix LCD, full motion video and stereo sound. The 570 LS provides 640 x 480 resolution, 300 ANSI lumens, weighs
19.7 pounds and comes with built-in LiteShow II presentation management hardware and software.

    LITEPRO 580 The LitePro 580 is a multimedia projection system which combines advanced ploysilicon active matrix LCDs, dichroic optics and full motion video with stereo sound. The 580 provides 640 x 480 resolution, 350 ANSI lumens and weighs 16.8 pounds.

    LITEPRO 760 The LitePro 760 is a portable ultra-high resolution LCD projector that is plug-and-play compatible with over 60 advanced computing platforms. The 760 provides 1024 x 768 resolution, 150 ANSI lumens and weighs
19.5 pounds.

    LITEPRO 210   The LitePro 210 is a portable multimedia projection system which combines an amorphous, active matrix LCD, full motion video, built in JBL Sound System-Registered Trademark-, Smart Remote, auto sensing and Cable Wizard connectivity. The 210 provides 640 x 480 resolution, 300 ANSI lumens and weighs 16 pounds.

    LITEPRO 220   The LitePro 220 is a portable multimedia projection system which combines an amorphous, active matrix LCD with 800 x 600 resolution, full motion video, built in JBL Sound System-Registered Trademark-, Smart Remote, auto sensing and Cable Wizard connectivity. The 220 provides 800 x 600 resolution, 250 ANSI lumens and weighs 16 pounds.

    LITEPRO 620   The LitePro 620 is a portable multimedia projection system which combines Texas Instruments DMD-TM- (Digital Micro Mirror Device), full motion video, built in JBL Sound System-Registered Trademark-, Smart Remote, auto sensing and Cable Wizard connectivity. The 620 provides 800 x 600 resolution, 400 ANSI lumens, 1200 ANSI lumens in grayscale mode and weighs 24 pounds.

    LITEPRO 720   The LitePro 720 is an ultra portable multimedia projection system which combines advanced polysilicon active matrix LCDs, dichroic optics, full motion video, sound, Smart Remote, auto sensing and Cable Wizard connectivity. The 720 provides 800 x 600 resolution, 450 ANSI lumens and weighs 12 pounds.

    COLOR LCD PROJECTION PANELS

    SMARTVIEW 2600 The Smartview 2600 is a data only 1.4 million color panel using a 9.4" enhanced TSTN(2) LCD. The 2600 provides 640 x 480 resolution and weighs 6.5 pounds.

    SMARTVIEW 3600 The Smartview 3600 is an active matrix 8.4" color LCD that projects data, video and audio. The 3600 provides 640 x 480 resolution and weighs 6 pounds.

    POWERVIEW 820 The PowerView 820 is an active matrix 10.4" color LCD that projects data, video and audio. The 820 provides 800 x 600 resolution and weighs 4.2 pounds.

    POWERVIEW 950  The PowerView 950 is the industry's first active matrix
1,024 x 768 high resolution color LCD projection panel featuring a full-sized 10.4" LCD for use with high resolution PC and workstation applications. The 950 weighs 6 pounds.

PRODUCT AND TECHNOLOGY DEVELOPMENT
The Company increased its investment level in research and development in 1996 in order to enhance existing products as well as create new, differentiated products in the market place. The Company expects this focus to continue into 1997.

The Company expended approximately $3,856,000, $7,613,000 and $11,693,000 on research and development activities for the years ended December 31, 1994, 1995 and 1996, respectively. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 14.

MARKETING AND DISTRIBUTION
In Focus sells its brand name products through distributors, dealers, catalogs and governmental sales agencies. More than 165 audio visual dealers, computer dealers and presentation specialists sell the Company's name brand products. In Focus also sells through two-tier distributors such as Ingram-Micro, Tech Data, Merisel, Microage and Access Graphics, who in turn resell In Focus products to value added resellers throughout North America. In Focus has devoted significant resources to develop and support a well-trained dealer network with the ability to demonstrate and sell the Company's products to a wide range of end-users.

Internationally, In Focus sells its products to 70 international distributors in more than 60 countries. These distributors sell the Company's products to audio visual dealers, computer dealers and to end-users. For the year ended December 31, 1996, international sales represented approximately 41 percent of the Company's revenue. International sales managers, located in Miami, Florida, Singapore and Amsterdam work with the international distributors to sell and support the Company's products. SEE NOTE 12 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 14. The Company has a private label arrangement with Boxlight Corporation, which resells the Company's color LCD projection panels and projectors under its own label.

During 1996, the Company continued to develop and refine several sales and marketing programs including telesales and telemarketing, a national accounts program, a cooperative marketing program, a target attainment program, a demonstration program and a leasing program.

CUSTOMER SERVICE
In Focus has established customer service and support organizations at the Company's headquarters in Wilsonville, Oregon and at the Company's facility in the Netherlands which provide telephone support and technical training.
Hardware repair is conducted at the Company's headquarters in Wilsonville, by authorized agents for the Company in Belgium and Singapore and through a network of Authorized Service Providers worldwide. Customers have toll-free telephone access to technical specialists who respond to applications and hardware questions. All of the Company's products are covered by a one-year warranty for parts and labor from the date of sale, with extended service agreements available for purchase. A number of authorized dealers and distributors in North America and internationally have been trained by the Company to provide customer service repair, technical support and training to their resellers and end-users.

MANUFACTURING AND SUPPLY
The principal components of the Company's products are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, plastic housing parts and electronic sub-assemblies. The Company procures and tests parts manufactured to the Company's specifications and also designs and delivers certain electronic components to local sub-contractors for sub-assembly. The Company then manufactures the final product, which includes precise alignment of the LCDs and 100 percent testing.

The Company offers products utilizing several types of display devices and generally attempts to procure components from multiple sources. Certain components, however, including certain LCDs, DMDs and plastic housing parts for the projection panels, are purchased from single or limited sources. The plastic housing parts for the projection panels are molded using Company-owned tooling. The key components in projection panels and projection systems are the display devices and imaging engines manufactured to the Company's specifications by both major Japanese and American manufacturers of products for the electronics industry. The Company believes that it could obtain most LCDs and imaging engines manufactured to its specifications from other foreign sources within three-to-six months at a price that would not be materially higher than the price paid to existing suppliers.

CUSTOMERS
The Company sells its products to a large number of customers worldwide. No customer accounted for 10 percent or more of revenue in the year ended December 31, 1996.

BACKLOG
The Company's customers generally order products for immediate delivery, and the Company generally ships products within one week after receipt of an order. However, due to the unavailability of adequate supplies of SVGA glass for the LitePro 220 and 620 and orders on credit hold at the end of the year, backlog at December 31, 1996 was approximately $9.2 million. Backlog at December 31, 1994 and 1995 was approximately $7.7 million and $33.1 million, respectively. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 1997*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

COMPETITION
The Company believes its ability to compete in the projection display market depends on certain key product characteristics, including resolution, brightness, range and quality of colors, portability, display speed, power requirements and price.

The Company faces competition from over 35 to 40 established manufacturers and distributors and expects additional competition as new technologies, applications and products are introduced. Principal current competitors include Sharp Corporation, Hitachi, NEC, Epson, Sanyo, Sony, Panasonic, IBM, JVC, 3M, Polaroid, Proxima Corporation, nView Corporation, ASK, Davis and Liesengang.

PATENTS, TRADEMARKS AND LICENSES
The Company has been issued United States Patents covering various novel aspects of its display systems. In addition, applications for United States Patents are pending on inventions which enable In Focus' display systems to operate at higher speeds with higher resolution, better contrast, more efficient light and optical paths, greater numbers of colors or shades and increased ease of use features. Corresponding applications for many of these inventions are pending in Australia, Canada, Japan, Taiwan and the European Patent Office.

The Company attempts to protect its proprietary information through agreements with customers and suppliers. The Company requires its employees, consultants and advisors to execute confidentiality agreements on the commencement of employment with or service to In Focus. While the Company's ability to compete may be affected by its ability to protect its intellectual property, In Focus believes the rapid pace of technological change in the industry will mean that the Company's ability to develop new technologies and distribute new products on a timely basis will be of equal importance to maintaining its competitive position in addition to protecting its existing intellectual property.

The Company licenses certain of its patents to Motif, Inc., the Company's 50/50 joint venture with Motorola, Inc.

In Focus holds United States registered trademarks for "In Focus," "PC Viewer," "In Focus Systems," "Genigraphics," "TSTN," "Overview," "PanelBook," "Presentation Plus" and "LitePro." The Company is in the process of registration of the trademarks "PowerView," "Powerpro," "Presentation Solution," "Smartview," "Cable Wizard," "LiteGo," "GraphicsLink," "Instant Status," "Instant Quote," "Instant Order," "Instant Answers," "Web Projector," and "Smart Projector."

EMPLOYEES
As of December 31, 1996, In Focus had 504 employees, including 89, temporary personnel engaged through the services of an employment agency. In Focus believes its relations with its employees are good.


ITEM 2.  PROPERTIES

The Company currently leases facilities in Wilsonville, Oregon consisting of a total of 203,000 square feet of office and manufacturing space leased pursuant to a noncancelable operating lease which expires in December 1998 and has a five year renewal option. The Company also leases space in Atlanta, Georgia and Memphis, Tennessee in relation to Genigraphics. The Memphis lease expires in February 1997 and is being replaced with another leased space in the Memphis area for which the lease expires in 2002. The Atlanta lease expires in 1997.

ITEM 3.  LEGAL PROCEEDINGS

As of February 27, 1997, there were no material pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.


                                       PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market System under the symbol INFS. The high and low sales prices for the two years in the period ended December 31, 1996 were as follows:


    1996                          High            Low
    --------------------------   ------         ------
    Quarter 4                  $  22.25       $  13.37
    Quarter 3                     25.25          13.13
    Quarter 2                     57.50          24.25
    Quarter 1                     38.50          29.50

    1995                          High            Low
    --------------------------   ------         ------
    Quarter 4                  $  37.63       $  21.75
    Quarter 3                     32.75          22.75
    Quarter 2                     28.50          24.12
    Quarter 1                     29.75          18.13

The number of shareholders of record at December 31, 1996 was 230.

There were no cash dividends declared or paid in 1996 or 1995. The Company does not anticipate declaring cash dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the year ended December 31, 1996.

ITEM 6.  SELECTED FINANCIAL DATA


IN THOUSANDS:
EXCEPT  PER SHARE AND
SHARE AMOUNTS                                       1996         1995         1994         1993         1992
----------------------------------------------    ----------   ----------   ----------   ----------   ----------
STATEMENT OF OPERATIONS DATA
Revenue                                         $   258,475  $   202,821  $   123,068  $    73,542  $    59,833
Cost of product sales                               185,313      126,148       70,035       46,838       39,112
   Gross profit                                      73,162       76,673       53,033       26,704       20,721
Operating expenses:
   Marketing and sales                               30,152       25,265       17,468       11,133        9,958
   Engineering                                       18,545       11,882        5,572        4,435        3,966
   General and administrative                         7,535        6,585        6,189        4,083        2,512
     Income from operations                          16,930       32,941       23,804        7,053        4,285
Other income                                          1,492        2,024        1,737        1,515        1,367
Income before equity in income (loss) of joint
 venture and provision for income taxes              18,422       34,965       25,541        8,568        5,652
Provision for income taxes                            5,622       11,842        8,627        2,556        1,732
Income before equity in income
  (loss) of joint venture                            12,800       23,123       16,914        6,012        3,920
Equity in income (loss) of joint venture                332         (431)      (6,506)       -            -
Net income                                      $    13,132  $    22,692  $    10,408  $     6,012  $     3,920
Net income per share                            $      1.16  $      1.98  $      0.89  $      0.53  $      0.42

Shares used in per share calculations            11,279,821   11,443,612   11,700,871   11,360,274    9,363,533

BALANCE SHEET DATA
Working capital                                 $    93,109  $    81,414    $  63,343  $    63,866  $    58,721
Total assets                                        138,250      127,303      102,210       79,171       67,621
Long-term debt, less current portion                    738        -            -            -              210
Shareholders' equity                                107,960       97,527       86,168       70,240       61,427


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

1996 COMPARED TO 1995
Revenue increased to $258.5 million in 1996 from $202.8 million in 1995. The 27 percent growth in revenue resulted primarily from growth in unit sales of the Company's complete line of LitePro projection products, offset by a decrease in projector average selling prices. Self contained projection systems accounted for approximately 87 percent of revenue in 1996. International revenue increased to $106.2 million in 1996 (41 percent of total revenue) from $78.9 million in 1995 (39 percent of total revenue).

The Company's customers generally order products for immediate delivery, and the Company generally ships products within one week after receipt of an order. However, due to the unavailability of adequate supplies of SVGA glass for the LitePro 220 and 620 and orders on credit hold at the end of the year, backlog at December 31, 1996 was approximately $9.2 million. Backlog at December 31, 1994 and 1995 was approximately $7.7 million and $33.1 million, respectively. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 1997*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

Due to the increase in competition within the Company's value added dealer channel, the Company has limited the amount of credit available for additional growth and has taken a tighter stance on shipping product to dealers who are in past due situations. Therefore, growth within this channel is somewhat dependent upon the ability of the dealers to find alternative sources of capital.

Gross profit, as a percentage of revenue, decreased to 28.3 percent in 1996 from
37.8 percent in 1995. The decline in gross margins in 1996 resulted primarily from a) the expected arrival of new competition in the market, which resulted in additional pricing pressures market wide, b) reserves established for price protection provided to customers on sales of LitePro 580s during the second quarter of 1996, c) higher than anticipated costs as a result of expediting parts to support a steeper than expected ramp up in production for the LitePro 210 and 620 and d) in conjunction with new product launches in the second quarter, the repositioning of mature products in the market. Repositioning of mature products included providing additional discounts for volume purchases, price protection and stock rotation coverage in certain situations, along with writing down slower moving inventory to the lower of cost or market.

Marketing and sales expense increased, while decreasing as a percentage of revenue, to $30.2 million (11.7 percent of revenue) in 1996 from $25.3 million (12.5 percent of revenue) in 1995. The increase in expenditures is primarily a result of growth in revenues, demand creation programs and brand recognition efforts, offset by a reduction in the workforce at the beginning of the third quarter of 1996 and cost containment efforts during the third quarter that focused resources on those areas that most directly contributed to revenue growth, quality and customer satisfaction.

Engineering expenses increased to $18.5 million (7.2 percent of revenue) in 1996 from $11.9 million (5.9 percent of revenue) in 1995. The increase is primarily a result of increased research and development efforts to support the Company's product introduction plans as well as investments in engineering and mechanical computer aided design systems. In addition, the Company incurred additional costs associated with the introduction of several new products during the second and third quarters of 1996. The increases in engineering expense were partially offset by a reduction in the workforce at the beginning of the third quarter of 1996 and cost containment efforts.

General and administrative expenses increased, while decreasing as a percentage of revenue, to $7.5 million (2.9 percent of revenue) in 1996 from $6.6 million (3.3 percent of revenue) in 1995. The increase in expenditures is primarily attributable to increased investment in training and information systems and severance reserves recorded as part of the reduction in force at the end of the second quarter of 1996. At the end of the second quarter, the Company reevaluated workload requirements and reduced the workforce by 8 percent, implementing a flatter organization structure, which significantly reduced operating expenses for the second half of 1996.

Income from operations decreased to $16.9 million (6.6 percent of revenue) in 1996 from $32.9 million (16.2 percent of revenue) in 1995. This decrease is mainly attributable to the lower gross margins achieved in 1996, as discussed above.

The Company's effective tax rate was approximately 30.5 percent in 1996, compared to approximately 34 percent in 1995. The decrease in the effective rate is primarily a result of the reinstatement of the research and development tax credit effective July 1, 1996 and an increased benefit realized under the Company's Foreign Sales Corporation, offset by increased state taxes as a percentage of income.

The Company believes that the impact of inflation on net income was minimal in 1996 and 1995.

1995 COMPARED TO 1994
Revenue increased to $202.8 million in 1995 from $123.1 million in 1994. The 65 percent growth in revenue resulted primarily from continued strong demand for our LitePro series of products, including the LitePro 560, 570 and 580 and other new products introduced in 1995. Self contained projection systems accounted for over 70 percent of revenue in 1995. International revenue increased to $78.9 million in 1995 (39 percent of total revenue) from $49.6 million in 1994 (40 percent of total revenue).

Gross profit, as a percentage of revenue, decreased to 38 percent in 1995 from 43 percent in 1994. The decreased gross margin percentage in 1995 is primarily attributable to increased sales of the LitePro 580 series products, which are manufactured for the Company by an outside source and therefore carry lower margins than other products, as well as increasing price competition on all products due to unconstrained LCD supplies and new market entrants.

Marketing and sales expense increased, while decreasing as a percentage of revenue, to $25.3 million (12.5 percent of revenue) in 1995 from $17.5 million (14.2 percent of revenue) in 1994. The increase in expenditures is mainly attributable to an emphasis on growing market share, brand recognition, demand creation and cooperative advertising programs and general growth of the Company.

Engineering expenses increased to $11.9 million (5.9 percent of revenue) in 1995 from $5.6 million (4.5 percent of revenue) in 1994. This 113 percent increase in spending over 1994 is a result of increased research and development efforts and prototype and material costs related to next generation products as well as investments in engineering and mechanical computer aided design systems.

General and administrative expenses increased, while decreasing as a percentage of revenue, to $6.6 million (3.3 percent of revenue) in 1995 from $6.2 million (5.0 percent of revenue) in 1994. The slight increase over 1994 is mainly attributable to growth of the Company and investments in training and information systems for the entire Company, offset by continued cost containment efforts and one-time costs incurred in the third quarter of 1994 related to the acquisition of certain assets and liabilities of Genigraphics Corporation.

Income from operations increased to $32.9 million (16.2 percent of revenue) in 1995 from $23.8 million (19.3 percent of revenue) in 1994. This increase is mainly attributable to the individual line item changes discussed above.

The Company's effective tax rate was approximately 34 percent in 1995, compared to approximately 34 percent in 1994. The effective rate remained constant as a result of a reduced impact of the research and development credit as a percentage of income and a lower Foreign Sales Corporation benefit, offset by decreased state taxes as a percentage of income.

The Company believes that the impact of inflation on net income was minimal in 1995 and 1994.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1996 the Company had working capital of $93.1 million, which included $33.9 million of cash and $4.3 million of marketable securities-current. The $10.6 million decrease in the combined cash and marketable securities balance is mainly as a result of $0.9 million used in operations, $8.8 million for the repurchase of 500,000 shares of the Company's Common Stock and $8.0 million for the purchase of property and equipment, offset by $3.7 million provided by the sale of Common Stock through the exercise of employee stock options and $2.4 million provided by the income tax benefit of disqualifying dispositions, the release of restriction on $1.0 million in cash. The current ratio at December 31, 1996 and 1995 was 4.2:1 and 3.8:1, respectively.

Accounts receivable increased $5.9 million to $55.3 million at December 31, 1996 from $49.4 million at December 31, 1995, primarily as a result of increased revenue, offset by increased collections due to stepped up efforts in this area. Days sales outstanding decreased to approximately 68 days at December 31, 1996 from approximately 74 at

December 31, 1995. Aging beyond 60 days past due was approximately 6 percent of accounts receivable at December 31, 1996.

Inventories increased $11.9 million to $22.7 million at December 31, 1996 from $10.8 million at December 31, 1995 due primarily to growth in parts stock and finished goods to support the shift in production to products that the Company manufactures and unfilled orders for certain customers on credit hold at the end of the year. Inventory turned approximately 11 times during 1996 and 1995.

Income taxes receivable, net of income taxes payable, increased $3.4 million to a net receivable of $1.3 million at December 31, 1996 from a net payable of $2.1 million at December 31, 1995 due primarily to the amount of payments that were required based on calculations prescribed by the Internal Revenue Code.

Shareholders equity increased $10.4 million as a result of net income of $13.1 million, tax benefit of disqualifying dispositions and non-qualified stock option exercises of $2.4 million and employee stock option exercises of $3.7 million, offset by the purchase of 500,000 shares of the Company's Common Stock for $8.8 million.

Expenditures for property and equipment in 1997 are expected to be approximately $12.9 million, primarily for new product tooling, the expansion of manufacturing capacity in Wilsonville and information systems infrastructure*.

The Company's working capital requirements over the next year are expected to be met from existing cash and marketable securities balances, cash flow from operations and amounts available under its line of credit facility*.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements and notes thereto required by this item are included on pages F-1 through F-15 as listed in Item 14 of Part IV of this document.

Quarterly financial data for each of the eight quarters in the two year period ended December 31, 1996 is as follows:

IN THOUSANDS, EXCEPT PER SHARE DATA    1ST QUARTER    2ND QUARTER    3RD QUARTER    4TH QUARTER
-----------------------------------    -----------    -----------    -----------    -----------
1996
----
Revenue                                  $  67,698      $  58,569      $  59,080      $  73,128
Gross profit                                23,416         13,320         15,962         20,464
Net income (loss)                            6,991         (1,148)         2,378          4,911
Net income (loss) per share                   0.61          (0.10)          0.22           0.45
1995
----
Revenue                                  $  39,203      $  48,140      $  54,448      $  61,030
Gross profit                                16,269         17,711         19,738         22,955
Net income                                   4,753          5,185          5,982          6,772
Net income per share                          0.40           0.47           0.53           0.60

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                       PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                       PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS
The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below :

                                                                       Page
                                                                       ----
Report of Independent Public Accountants                               F-1

Consolidated Balance Sheets - December 31, 1996 and 1995               F-2

Consolidated Statements of Operations for the years ended
  December 31, 1996,1995 and 1994                                      F-3

Consolidated Statements of Shareholders' Equity - December 31,
  1996, 1995 and 1994                                                  F-4

Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                     F-5

Notes to Consolidated Financial Statements                             F-6

FINANCIAL STATEMENT SCHEDULES
The following schedule and report thereon is filed herewith:
                                                                       Page
                                                                       ----
Report of Independent Public Accountants on Financial
  Statement Schedule                                                  F-16
Schedule II     Valuation and Qualifying Accounts                     F-17

EXHIBITS
The following exhibits are filed herewith:
                                                                     Sequential
Exhibit No.                                                            Page No.
-----------                                                            --------
3.1           1990 Restated Articles of Incorporation - Incorporated
              by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement (Commission File No. 33-36460)
              as filed with the Securities and Exchange Commission
              on November 13, 1990.                                      ----

3.2           1997 Restated Bylaws

4.1           See Article VII of Exhibit 3.1 and Section II of
              Exhibit 3.2.                                               ----

10.1          1988 Combination Stock Option Plan, as amended -
              Incorporated by reference to Exhibit 10.1 to the
              Company's annual report on Form 10-K for the year
              ended December 31, 1991.                                   ----

10.2 Amendment No. 5 to 1988 Combination Stock Option Plan - Incorporated by reference to Exhibit 4.2 of the
              Company's Form S-8 Registration Statement (Commission
              File No. 33-47449) as filed with the Securities and
              Exchange Commission on April 24, 1992.                     ----

10.3 Amendment No. 6 to 1988 Combination Stock Option Plan - Incorporated by reference to Exhibit 10.3 of the
              Company's annual report on Form 10-K for the year
              ended December 31, 1992, as filed with the Securities
              and Exchange Commission on March 31, 1993.                 ----

10.4 Amendment No. 7 to 1988 Combination Stock Option Plan - Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31,
              1994, as filed with the Securities and Exchange
              Commission on March 16, 1995.                              ----

                                                                      Sequential
Exhibit No.                                                            Page No.
-----------                                                            --------
10.5 Amendment No. 8 to 1988 Combination Stock Option Plan - Incorporated by reference to Exhibit 4.1.1 of the
              Company's Form S-8 Registration Statement (Commission
              File No. 333-15235) as filed with the Securities and
              Exchange Commission on October 31, 1996.                   ----

10.6          Amendment No. 9 to 1988 Combination Stock Option Plan.

10.7          Form of Incentive Stock Option Agreement - Incorporated
              by reference to Exhibit 10.2 to the Company's annual
              report on Form 10-K for the year ended December 31,
              1991.                                                      ----

10.8          Form of Non-Qualified Stock Option Agreement -
              Incorporated by reference to Exhibit 10.3 of the
              Company's Form S-1 Registration Statement (Commission
              File No. 33-36460) as filed with the Securities and
              Exchange Commission on November 13, 1990.                  ----

10.9 In Focus Systems, Inc. Directors' Stock Option Plan - Incorporated by reference to Exhibit 4.3 to the
              Company's Form S-8 Registration Statement (Commission
              File No. 33-57488) as filed with the Securities and
              Exchange Commission on January 26, 1993.                   ----

10.10         Amendment No. 1 to the In Focus Systems, Inc. Directors'
              Stock Option Plan - Incorporated by reference to the
              Company's annual report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and
              Exchange Commission on March 14, 1996.                     ----

10.11         Amendment No. 2 to the In Focus Systems, Inc. Directors'
              Stock Option Plan - Incorporated by reference to Exhibit
              4.2.2 of the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the
              Securities and Exchange Commission on October 31, 1996..   ----

                                                                      Sequential
Exhibit No.                                                            Page No.
-----------                                                            --------
10.12         Form of Directors' Stock Option Agreement -
              Incorporated by reference to Exhibit 4.3.1 to the
              Company's Form S-8 Registration Statement (Commission
              File No. 33-57488) as filed with the Securities and
              Exchange Commission on January 26, 1993.                   ----

10.13         Letter of employment for John V. Harker - Incorporated
              by reference to the Company's annual report on Form
              10-K, as filed with the Securities and Exchange
              Commission of March 31, 1993.                              ----

10.14 1997 Executive Bonus Plan - Chief Executive Officer and Chairman of the Board.

10.15         1997 Executive Bonus Plan - Sr. Vice President

10.16         1997 Executive Bonus Plan - Vice President.

10.17         Lease Agreement for Registrant's facilities in
              Wilsonville, Oregon, dated January 20, 1993 -
              Incorporated by reference to the Company's annual
              report on Form 10-K for the year ended December 31,
              1992, as filed with the Securities and Exchange
              Commission on March 31, 1993.                              ----

10.18         Amendment No. 1, dated March 1, 1995, to facilities
              Lease Agreement dated January 20, 1993 - Incorporated
              by reference to the Company's Annual Report on Form
              10-K for the year ended December 31, 1995, as filed
              with the Securities and Exchange Commission of March
              14, 1996.                                                  ----

10.19         Amendment No. 2, dated May 15, 1995, to facilities
              Lease Agreement dated January 20, 1993 - Incorporated
              by reference to the Company's Annual Report on Form
              10-K for the year ended December 31, 1995, as filed
              with the Securities and Exchange Commission of March
              14, 1996.                                                  ----

                                                                      Sequential
Exhibit No.                                                            Page No.
-----------                                                            --------
10.20         Amendment No. 3, dated September 1, 1995, to facilities
              Lease Agreement dated January 20, 1993 - Incorporated
              by reference to the Company's Annual Report on Form
              10-K for the year ended December 31, 1995, as filed with
              the Securities and Exchange Commission of March 14,
              1996.                                                      ----

10.21         Amendment No. 4, dated December 1, 1995, to facilities
              Lease Agreement dated January 20, 1993 - Incorporated
              by reference to the Company's Annual Report on Form
              10-K for the year ended December 31, 1995, as filed
              with the Securities and Exchange Commission on March
              14, 1996.                                                  ----

10.22         Lease Agreement for Registrant's additional facilities
              in Wilsonville, Oregon dated November 7, 1995 -
              Incorporated by reference to the Company's Annual
              Report on Form 10-K for the year ended December 31,
              1995, as filed with the Securities and Exchange
              Commission on March 14, 1996.                              ----

11            Statement regarding computation of per share earnings.

21 List of Subsidiaries - Incorporated by reference to the Company's fiscal year end December 31, 1994 Form 10-K
              Statement as filed with the Securities and Exchange
              Commission on March 16, 1995.                              ----

23            Consent of Arthur Andersen LLP

24.1          Power of attorney of Peter D. Behrendt

24.2          Power of attorney of Michael R. Hallman

24.3          Power of attorney of Jack D. Kuehler

24.4          Power of attorney of John R. Dougery

27            Financial data schedule

REPORTS ON FORM 8-K
No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 25, 1997     IN FOCUS SYSTEMS, INC.

                             By /s/ JOHN V. HARKER
                               ---------------------------------
                             John V. Harker
                             Chairman of the Board, President
                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                         Title
---------                         -----


/s/ JOHN V. HARKER                Chairman of the Board, President
----------------------            and Chief Executive Officer
John V. Harker                    (Principal Executive Officer)
                                  Date:   February 25, 1997



/s/ MICHAEL D. YONKER             Vice President, Information Services,
----------------------            Chief Financial Officer, Secretary and
Michael D. Yonker                 Treasurer
                                  (Principal Financial and Accounting Officer)
                                  Date:  February 25, 1997


* PETER D. BEHRENDT                Director
----------------------            Date:  February 25, 1997
Peter D. Behrendt


* JOHN R. DOUGERY                 Director
----------------------            Date:  February 25, 1997
John R. Dougery


* MICHAEL R. HALLMAN              Director
----------------------            Date:  February 25, 1997
Michael R. Hallman


* JACK D. KUEHLER                 Director
----------------------            Date:  February 25, 1997
Jack D. Kuehler


* BY  /s/ JOHN V. HARKER
     -------------------
John V. Harker
Attorney-in-fact

Report of Independent Public Accountants


To the Board of Directors and Shareholders of In Focus Systems, Inc.:

We have audited the accompanying consolidated balance sheets of In Focus Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Focus Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





Portland, Oregon,
  January 23, 1997

                                IN FOCUS SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)




                                                     December 31,  December 31,
                                                         1996          1995
                                                     ------------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                           $   33,935  $   30,165
  Marketable securities - held to maturity                 4,263      16,563
  Accounts receivable, net of allowances of
    $3,942 and $2,089                                     55,289      49,363
  Inventories, net                                        22,715      10,767
  Income taxes receivable                                  1,305         -
  Deferred income taxes                                    3,135       1,624
  Other current assets                                     1,546       2,167
                                                       ---------    ---------
      Total Current Assets                               122,188     110,649

Restricted cash                                              -         1,000
Marketable securities - held to maturity                     -         2,056
Property and equipment, net of accumulated
    depreciation of $13,692 and $8,412                    14,553      12,201
Other assets, net                                          1,509       1,397
                                                       ---------    ---------
      Total Assets                                    $  138,250  $  127,303
                                                       ---------    ---------
                                                       ---------    ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Income taxes payable                                $      -    $    2,128
  Accounts payable                                        22,210      21,476
  Payroll and related benefits payable                     2,282       2,076
  Marketing cooperative payable                            1,604       1,596
  Other current liabilities                                2,983       1,959
                                                       ---------    ---------
     Total Current Liabilities                            29,079      29,235

Note payable                                                 738         -
Deferred income taxes                                        473         541
Shareholders' Equity:
  Common stock, 30,000,000 shares authorized;
    shares issued and outstanding:  10,693,486
    and 10,925,474                                        47,912      46,405
  Additional paid-in capital                              10,080       7,727
  Retained earnings                                       49,968      43,395
                                                       ---------    ---------
     Total Shareholders' Equity                          107,960      97,527
                                                       ---------    ---------
     Total Liabilities and Shareholders' Equity       $  138,250  $  127,303
                                                       ---------    ---------
                                                       ---------    ---------

          The accompanying notes are an integral part of these consolidated balance sheets.

                            IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1996, 1995 and 1994
               (In thousands, except share and per share amounts)


                                              1996         1995         1994
                                           ----------   ----------   ----------
Revenue                                   $   258,475  $   202,821  $   123,068
Cost of sales                                 185,313      126,148       70,035

                                           ----------   ----------   ----------
Gross profit                                   73,162       76,673       53,033

Operating expenses:
   Marketing and sales                         30,152       25,265       17,468
   Engineering                                 18,545       11,882        5,572
   General and administrative                   7,535        6,585        6,189
                                           ----------   ----------   ----------
                                               56,232       43,732       29,229

                                           ----------   ----------   ----------
Income from operations                         16,930       32,941       23,804

Other income (expense):
   Interest expense                               (45)         -            (17)
   Interest income                              1,597        2,010        1,861
   Other, net                                     (60)          14         (107)
                                           ----------   ----------   ----------
                                                1,492        2,024        1,737

                                           ----------   ----------   ----------
Income before equity in income (loss) of
  joint venture and provision for income
  taxes                                        18,422       34,965       25,541
Provision for income taxes                      5,622       11,842        8,627
                                           ----------   ----------   ----------
Income before equity in income (loss) of
  joint venture                                12,800       23,123       16,914
Equity in income (loss) of joint venture          332         (431)      (6,506)

                                           ----------   ----------   ----------
Net income                                $    13,132  $    22,692  $    10,408
                                           ----------   ----------   ----------
                                           ----------   ----------   ----------

Net income per share                      $      1.16  $      1.98  $      0.89
                                           ----------   ----------   ----------
                                           ----------   ----------   ----------

Shares used in per share calculations      11,279,821   11,443,612   11,700,871
                                           ----------   ----------   ----------
                                           ----------   ----------   ----------


  The accompanying notes are an integral part of these consolidated statements.

                                IN FOCUS SYSTEMS, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY
              For the Years Ended December 31, 1996, 1995 and 1994
                       (In thousands, except share amounts)


                                                        Common Stock              Additional                     Total
                                                  -------------------------        Paid-In      Retained      Shareholders'
                                                    Shares          Amount         Capital      Earnings        Equity
                                                  ----------      ---------      ----------    ----------    -------------

Balance at December 31, 1993                     11,077,627    $    48,602    $     3,343    $    18,295     $   70,240
                                                                                                                    -
Exercise of Common Stock Options                    458,142          3,648            -              -            3,648
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                          -              -            1,872            -            1,872
Net income                                              -              -              -           10,408         10,408
                                                -----------    -----------    -----------    -----------     ----------
Balance at December 31, 1994                     11,535,769         52,250          5,215         28,703         86,168

                                                                                                                    -
Exercise of Common Stock Options                    389,705          4,155            -              -            4,155
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                          -              -            2,512            -            2,512
Stock repurchase                                 (1,000,000)       (10,000)           -           (8,000)       (18,000)
Net income                                                             -              -           22,692         22,692
                                                -----------    -----------    -----------    -----------     ----------

Balance at December 31, 1995                     10,925,474         46,405          7,727         43,395         97,527

Exercise of Common Stock Options                    268,012          3,731            -              -            3,731
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                          -              -            2,353            -            2,353
Stock repurchase                                   (500,000)        (2,224)                       (6,559)        (8,783)
Net income                                              -              -              -           13,132         13,132
                                                -----------    -----------    -----------    -----------     ----------

Balance at December 31, 1996                     10,693,486    $    47,912    $    10,080    $    49,968     $  107,960
                                                -----------    -----------    -----------    -----------     ----------
                                                -----------    -----------    -----------    -----------     ----------


 The accompanying notes are an integral part of these consolidated statements.

                               IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1996, 1995 and 1994
                              (In thousands)



                                                                               1996         1995         1994
                                                                             --------     --------     --------
Cash flows from operating activities:
   Net income                                                               $  13,132    $  22,692    $  10,408
   Adjustments to reconcile net income to net cash flows
     provided by (used in) operating activities:
       Depreciation and amortization                                            6,235        3,740        2,101
       Other non-cash expenses                                                    340          -            -
       Equity in (income) loss of joint venture                                  (332)         431        6,506
       Loss on sale of equipment                                                   41          -             94
       (Increase) decrease in:
         Accounts receivable, net                                              (5,926)     (18,804)     (10,139)
         Inventories, net                                                     (11,948)         665       (4,607)
         Income taxes receivable, net                                          (3,433)         -            -
         Deferred income taxes                                                 (1,579)        (280)        (178)
         Other current assets                                                     621         (752)        (446)
       Increase (decrease) in:
         Income taxes payable, net                                                -          1,532         (353)
         Accounts payable                                                         734       13,835        1,995
         Payroll and related benefits payable                                     206          279          606
         Marketing cooperative payable                                              8        1,012          421
         Other current liabilities                                              1,024          283          151
                                                                            ---------    ---------    ---------
            Net cash provided by (used in) operating activities                  (877)      24,633        6,559

Cash flows from investing activities:
   Restricted cash                                                              1,000          -            -
   Purchase of marketable securities-held to maturity                         (10,742)     (22,910)     (39,501)
   Maturities of marketable securities-held to maturity                        25,098       35,672       12,570
   Payments for purchase of property and equipment                             (7,990)      (7,265)      (6,839)
   Proceeds from sale of property and equipment                                     2          -              2
   Investment in joint venture                                                    332         (431)      (2,625)
   Other assets, net                                                             (186)        (145)        (575)
   Purchase of Genigraphics Corporation                                           -            -         (1,330)
                                                                            ---------    ---------    ---------
            Net cash provided by (used in) investing activities                 7,514        4,921      (38,298)

Cash flows from financing activities:
   Payment under note payable guarantee                                           -         (3,232)         -
   Payments under note payable                                                   (168)         -            -
   Proceeds from sale of common stock                                           3,731        4,155        3,648
   Income tax benefit of non-qualified stock option
     exercises and disqualifying dispositions                                   2,353        2,512        1,872
   Stock repurchase                                                            (8,783)     (18,000)         -
                                                                            ---------    ---------    ---------
            Net cash provided by (used in) financing activities                (2,867)     (14,565)       5,520
                                                                            ---------    ---------    ---------

Increase (decrease) in cash and cash equivalents                                3,770       14,989      (26,219)

Cash and cash equivalents:
   Beginning of period                                                         30,165       15,176       41,395
                                                                            ---------    ---------    ---------
   End of period                                                            $  33,935    $  30,165    $  15,176
                                                                            ---------    ---------    ---------
                                                                            ---------    ---------    ---------


The accompanying notes are an integral part of these consolidated statements.

                                IN FOCUS SYSTEMS, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      (NUMBERS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE INDICATED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of In Focus Systems, Inc. (the "Company") and its wholly-owned subsidiaries, In Focus Systems FSC, Inc., formed February 1, 1990 and In Focus Services, Inc. formed August 4, 1994. All significant intercompany accounts and transactions have been eliminated.

NATURE OF OPERATIONS
The Company develops, manufactures and markets multimedia projection products and services to present video, audio, graphics and data from personal computers, workstations, VCRs and laser disc players. The Company's products are used in businesses, schools and government agencies for training sessions, meetings, sales presentations, technical seminars and other applications involving the sharing of computer-generated and/or video information with an audience. The Company's products are compatible with all major personal computers and most video sources used in business and education. The Company, through its wholly owned subsidiary, In Focus Services, Inc., also provides creative presentation services to Fortune 500 and other companies.

ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate securities. The Company's marketable securities are all classified as "held to maturity" as the Company has the intent and ability to hold the securities until maturity. Accordingly, these securities are carried at amortized cost. See Note 2 below.

REVENUE RECOGNITION

Revenue from the sale of products is recognized at time of shipment to the customer. The Company maintains a reserve for sales returns and allowances. Reserves are also established when the Company establishes a price protection or a dealer stock rotation program for a particular product or products. The Company has incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals. Estimated rebates are netted against revenue in the month in which revenue is recognized.
                                         F-6

PRODUCT WARRANTY
Estimated warranty costs are provided at the time of sale of the warranted products.

CONCENTRATIONS OF RISK
The Company generally attempts to procure components from multiple sources. Certain components, however, including LCDs and plastic housing parts, are purchased from single or limited sources.

The Company sells its products to a large number of customers worldwide. At December 31, 1996, four customers each represented between 5 percent and 6.5 percent of total accounts receivable and at December 31, 1995, four customers each represented approximately 5 percent of total accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains a reserve for potential credit losses. Historically, the Company has not incurred significant losses related to its accounts receivable.

The Company invests its excess cash with high credit quality financial institutions which bear minimal risk and, by policy, limits the amount of credit exposure to any one financial institution. The Company has not experienced any losses on its investments.

INVENTORIES
Inventories are valued at the lower of cost, using average costs, which approximates the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (approximately two to five years). Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

RESEARCH AND DEVELOPMENT
Included in engineering expenses are expenditures for research and development of products, which are expensed as incurred, of approximately $11,693, $7,613 and $3,856 for the years ended December 31, 1996, 1995 and 1994, respectively.

STOCK-BASED COMPENSATION PLANS
The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25). Effective January 1, 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

NET INCOME PER SHARE
Net income per share is computed using the weighted average number of common and dilutive common equivalent shares outstanding. Fully diluted earnings per share is not significantly different from primary earnings per share for the periods presented.

PATENTS AND TRADEMARKS
Costs associated with obtaining patents and trademarks are capitalized and amortized over the estimated life of the associated patent or trademark.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.


2.  MARKETABLE SECURITIES:

The Company accounts for its Marketable Securities in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115).


                                         December 31,         December 31,
                                             1996                1995
                                       ----------------    ----------------
                                       Held to Maturity    Held to Maturity

Fair Market Value                      $         4,354     $         18,810
                                       ----------------    ----------------
                                       ----------------    ----------------
Amortized Cost:
  U.S. Government                                   --                   --
  State and Local Government                     4,263               16,824
  Corporate Debt                                    --                1,795
                                       ----------------    ----------------
    Total                              $         4,263     $         18,619
                                       ----------------    ----------------
                                       ----------------    ----------------
Maturity Information:
  Less than one year                             4,263               16,563
  One to five years                                 --                2,056
                                       ----------------    ----------------
    Total                               $         4,263     $         18,619
                                       ----------------    ----------------
                                       ----------------    ----------------



3.  INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS 109, "ACCOUNTING FOR INCOME TAXES." The Company realizes tax benefits as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. Tax benefits of $2,353, $2,512 and $1,872 were credited to paid-in capital in 1996, 1995 and 1994, respectively.

The provision for income taxes is as follows:

December 31,                               1996     1995       1994
                                         -------   -------   -------
FEDERAL:
   Current                              $  6,462 $  10,898  $  7,528
   Deferred                               (1,306)     (280)     (178)
                                         -------   -------   -------
                                           5,156    10,618     7,350
STATE:
   Current                                   739     1,224     1,277
   Deferred                                 (273)       --        --
                                         -------   -------   -------
                                             466     1,224     1,277
                                         -------   -------   -------

        Total                           $  5,622 $  11,842  $  8,627
                                         -------   -------   -------
                                         -------   -------   -------

Total deferred income tax assets at December 31, 1996 and 1995 were $3,413 and $2,195, respectively. Total deferred income tax liabilities at December 31, 1996 and 1995 were $751 and $1,112, respectively. Individually significant temporary differences at December 31, 1996 include accounts receivable reserves which were recorded as deferred assets of $1,497. Individually significant temporary differences at December 31, 1995 include accounts receivable reserves and cooperative advertising reserves which were recorded as deferred assets of $786 and $559, respectively, and book/tax depreciation differences which were recorded as deferred liabilities of $514. The Company has not recorded a valuation allowance against the deferred tax assets as they are realizable as a result of past income and available income tax carrybacks.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

For the Year Ended December 31,                       1996     1995      1994
----------------------------------------------       ------   ------    ------
Statutory federal income tax rate                      35.0 %   35.0 %    35.0 %
State taxes, net of federal income tax benefit          3.5      2.1       3.6
Research and development tax credit                    (1.6)    (0.7)     (1.0)
Foreign sales corporation tax benefit                  (3.1)    (0.9)     (2.8)
Tax exempt interest                                    (2.4)    (1.6)     (1.7)
Other                                                  (0.9)      --       0.7
                                                     ------   ------    ------
Effective tax rate                                     30.5 %   33.9 %    33.8 %
                                                     ------   ------    ------
                                                     ------   ------    ------


4.   INVENTORIES:

December 31,                                1996            1995
------------------------------           ----------     ----------
Raw materials and components            $     6,259    $     4,786
Work-in-process                               1,148          1,166
Finished goods                               15,308          4,815
                                         ----------     ----------
                                        $    22,715    $    10,767
                                         ----------     ----------
                                         ----------     ----------

5.   PROPERTY AND EQUIPMENT:

December 31,                            1996           1995
-------------------------           ----------     ----------
Furniture and fixtures             $     3,020    $     2,879
Manufacturing equipment                  7,496          4,406
Engineering equipment                    1,344            760
Computer equipment                      14,889         11,388
Leasehold improvements                   1,486          1,170
Vehicles                                    10             10
                                    ----------     ----------
                                        28,245         20,613
Less accumulated depreciation          (13,692)        (8,412)
                                    ----------     ----------
                                   $    14,553    $    12,201
                                    ----------     ----------
                                    ----------     ----------

6.   LINE OF CREDIT AND NOTE PAYABLE

In September 1996, the Company entered into an unsecured $10.0 million line of credit with a commercial bank. The line of credit bears interest, at the Company's election, at one of the following: 1) the bank's prime rate, 2) LIBOR plus .65 percent, or 3) at a fixed rate as quoted to the borrower by the bank on
the date of borrowing.   The bank's prime rate on December 31, 1996 was 8.25
percent. The line of credit expires on April 30, 1997. The line of credit agreement contains certain liquidity, tangible net worth and pre-tax profit covenants. At December 31, 1996 the Company was in compliance with all of the covenants and had no outstanding balance under the line of credit.

Note payable at December 31, 1996 consists of amounts due related to the acquisition of certain property and equipment and related service fees. Maturities under this note payable for years subsequent to December 31, 1996 are as follows:

Year Ending
December 31,
-------------------
1997                $    --
1998                     171
1999                     202
2000                     216
2001                     149
                    --------
                    $    738
                    --------
                    --------


7.   LEASE OBLIGATIONS:

The Company leases its facilities and certain improvements under a noncancelable operating lease which expires in December 1998 and has a five year renewal option. In connection with the facilities lease, the Company had placed in trust $1,000 which was held for the benefit of the lessor in the event remediation of environmental contamination is required for the property occupied by the Company. The $1,000 was released during 1996 after the Company satisfied all of the lease obligations in this regard for a nominal cost.

The Company also leases space in Atlanta, Georgia and Memphis, Tennessee for its Genigraphics operations. The Memphis lease expires in February 1997 and is being replaced with another leased facility in the Memphis area for which the lease expires in 2002. The Atlanta lease expires in 1997.

Future minimum lease payments under the noncancelable operating leases as of December 31, 1996 are as follows (there were no capital leases at December 31, 1996):

     1997                          $  1,961
     1998                             1,963
     1999                               217
     2000                               217
     2001                               217
     Thereafter                          72
                                   --------
     Total minimum lease payments  $  4,647
                                   --------
                                   --------

Rental expense for the years ended December 31, 1996, 1995 and 1994 was $2,268 $1,305 and $1,257, respectively.


8.   MOTIF:

In October 1992, the Company and Motorola, Inc. (Motorola) formed a joint venture called Motif Inc. (Motif). The joint venture was formed to manufacture and sell liquid crystal displays (LCDs) and to market and distribute application specific integrated circuits (ASICs) embodying the Company's Active Addressing technology. The Company and Motorola each acquired a 50 percent interest in Motif. The Company's interest, accounted for under the equity method, was acquired in exchange for the licensing of certain of its technology and the contribution of equipment, at net book value of $170. Motorola's interest in the joint venture was acquired in exchange for cash required to complete the development of Active Addressing ASIC and fund the working capital needs of the joint venture.

In October, 1994, the Company announced plans to restructure the Motif LCD operations in order to provide greater focus on the development of its core Active Addressing technology. As a result, Motif shut down its LCD manufacturing operation in Wilsonville, Oregon, resulting in a one time restructuring charge. The Company's share of this restructuring charge and 1994 operating losses was $6.5 million. The Company's investment in the underlying net assets of Motif at December 31, 1996 was $101.

At December 31, 1996 Motif had signed two license agreements with unrelated parties for the use of its Active Addressing technology. Royalties generated by license agreements will be divided between the Company and Motorola on an equal basis.

9.   GENIGRAPHICS CORPORATION:

On August 4, 1994, In Focus Services, Inc., a newly formed, wholly owned subsidiary of the Company, acquired certain assets and liabilities of Genigraphics Corporation and Genigraphics Service Corporation (Genigraphics) for $1.5 million. The acquisition was consummated pursuant to an Agreement for Sale and Purchase of Business Assets, dated June 28, 1994, between the Company and Genigraphics, as amended on August 4, 1994. Consolidated proforma financial information is as follows:

                            For the Year Ended
                            December 31, 1994
-----------------------    --------------------
Revenue                  $   128,000
Net income               $    10,000
Net income per share     $      0.87


10.  SHAREHOLDERS' EQUITY:

In connection with the formation of Motif, the Company sold 2,212 shares of Common Stock to Motorola at $10 per share under a Stock Purchase Agreement. Under the terms of the agreement, Motorola was granted limited preemptive rights to future issuances of the Company's Common Stock and the Company was granted the right of first refusal in the event shares owned by Motorola are sold. In March 1995, the Company bought 1,000 shares of its Common Stock from Motorola for $18 per share. Motorola sold additional shares of the Company's Common Stock from time to time throughout 1995 and at December 31, 1995, Motorola held no shares of the Company's Common Stock.

In July 1996, the Company completed the repurchase of a total of 500 shares of its Common Stock at an average price of $17.60 per share, for a total of $8,785, which was paid out of existing cash balances.

STOCK OPTION PLANS
The Company's 1988 Combination Stock Option Plan, as amended (the "Option Plan") provides for the issuance of incentive stock options to employees of the Company and nonstatutory stock options to employees, officers, directors and consultants
of the Company.   At December 31, 1996, the Company had 2,067 shares of Common
Stock reserved for issuance under the Option Plan. Under the Option Plan, the exercise price of incentive stock options cannot be less than fair market value at date of grant and the exercise price of a nonstatutory stock options cannot be less than 50 percent of fair market value at the date of grant or book value per share at the end of the preceding fiscal year. Options granted generally vest over a four year period and expire ten years from the date of grant.


Activity under the Option Plan is summarized as follows:

                                        Shares        Shares          Exercise         Total
                                        Available   Subject to        Price Per      Exercise
                                        for Grant     Options           Share          Price
                                        ----------  -----------    -------------     --------
Balances, December 31,
1993                                           352     1,330       $  1.15-18.50    $  12,711
Additional shares reserved                   1,000         -                   -            -
Options granted                               (512)      512         11.00-30.75        9,108
Options canceled                               132      (132)         1.15-18.50       (1,593)
Options exercised                                -      (458)         1.15-16.50       (3,656)
                                          --------    ------        ------------    ---------
Balances, December 31,
1994                                           972     1,252          1.15-30.75       16,570
Options granted                               (651)      651         18.13-36.12       16,792
Options canceled                               118      (118)         6.50-29.87       (1,975)
Options exercised                                -      (389)         1.15-28.25       (4,148)
                                          --------    ------        ------------    ---------
Balances, December 31,
1995                                           439     1,396          6.50-36.12       27,239
Additional shares reserved                     500         -                   -            -
Options granted                             (1,052)    1,052         13.37-55.50       25,516
Options canceled                               689      (689)         7.75-55.50      (21,812)
Options exercised                                -      (268)         6.50-36.75       (3,731)
                                          --------    ------        ------------    ---------
Balances, December 31,
1996                                           576     1,491        $7.50-47.50     $  27,212
                                          --------    ------        ------------    ---------
                                          --------    ------        ------------    ---------




At December 31, 1996, options to purchase 436 shares of Common Stock were exercisable.

The Company's Directors' Stock Option Plan, as amended (the "Directors' Plan") provides for the grant of stock options covering a total of 200 shares of the Company's Common Stock to directors of the Company who have not, at any time during the year preceding the grant of a stock option under the Directors' Plan, been an employee of the Company or its subsidiaries ("Eligible Directors"). The Directors' Plan provides for the automatic grant of options to purchase 10 shares of the Company's Common Stock on the date the director becomes an eligible director and options to purchase 5 shares of the Company's Common Stock on each anniversary of that date through August 21, 2002. The Directors' Plan also provides for the automatic grant of options to each Eligible Director on a quarterly basis in lieu of the payment of a retainer and attendance fees. All Director options vest six months after the date of grant.

At December 31, 1996 the Company has reserved 200 shares of Common Stock for issuance under the Directors' Plan. Options to purchase 89 shares of the Company's Common Stock have been granted at prices ranging from $9.25 to $35.75 and are outstanding at December 31, 1996. At December 31, 1996, options to purchase 52 shares of Common Stock were exercisable.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
During 1995, the Financial Accounting Standards Board issued SFAS 123 which defines a fair value based method of accounting for an employee stock option and similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by APB 25. Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income and, if presented, earnings per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted.

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:

For the Year Ended
December 31,                 1996      1995
                            --------  --------
Risk-free interest rate        6%        6%
Expected dividend yield        0%        0%
Expected lives               5.10      5.10
Expected volatility         74.7%     72.0%

Using the Black-Scholes methodology, the total value of options granted during 1996 and 1995 was $19,659 and $10,997, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years). The weighted average fair value of options granted during 1996 and 1995 was $19.47 per share and $16.40 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

For the Year Ended
December 31,                     1996                 1995
                         -------------------  -------------------
                             As       Pro       As         Pro
                         Reported    Forma    Reported     Forma
                          --------  --------  ---------  ---------

Net income              $  13,132  $  6,493  $  22,692  $  21,313
Net income per share    $    1.16  $   0.62  $    1.98  $    1.92

The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1996:



         Options Outstanding                            Options Exercisable
-----------------------------------------------------  -----------------------

                               Average      Weighted  Number of      Weighted
  Range of       Number       Remaining      Average    Shares        Average
  Exercise    Outstanding    Contractual    Exercise  Exerciseable   Exercise
   Prices     at 12/31/96    Life(years)      Price   at 12/31/96      Price
-------------  -----------    -----------    --------- ------------   ---------
 $ 7.50-14.75      344          6.62        $  11.70        237      $  11.28
  15.00-16.25       34          7.62           15.87         18         15.86
  16.50-16.50      599          9.26           16.50         60         16.50
  17.00-22.75      317          9.00           19.61         59         20.76
  23 25-47.50      286          8.62           29.41        114         29.16
-------------  -----------    -----------    --------- ------------   ---------
 $ 7.50-47.50    1,580          8.48        $  18.40        488      $  17.43
-------------  -----------    -----------    --------- ------------   ---------
-------------  -----------    -----------    --------- ------------   ---------


11.  SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of cash flow information is as follows:

For the Year Ended December 31,                     1996      1995      1994
----------------------------------------------     ------    ------    ------
Cash paid during the period for interest          $    39   $     -   $    17
Cash paid during the period for income taxes        8,861     8,078     7,263
Property acquired through note payable                566         -         -
Reclass of joint venture reserve to note
   payable (a non-cash financing activity)             -          -      3,232


12.  EXPORT SALES AND MAJOR CUSTOMERS:

The Company markets its products in the United States and internationally. Geographic revenue information is as follows:

For the Year Ended December 31,        1996          1995            1994
--------------------------------    ----------     ---------      ---------
United States                      $   152,285    $  123,933     $   73,500
Europe                                  66,045        49,555         24,756
Other                                   40,145        29,333         24,812
                                    ----------     ---------      ---------
                                   $   258,475    $  202,821     $  123,068
                                    ----------     ---------      ---------
                                    ----------     ---------      ---------

No customers accounted for 10 percent or more of revenue in the years ended December 31, 1996, 1995 or 1994.

                       Report of Independent Public Accountants
                           on Financial Statement Schedule

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in In Focus Systems, Inc.'s Annual Report on Form 10-K, and have issued our report thereon dated January 23, 1997. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on page 15 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                                          ARTHUR ANDERSEN LLP



Portland, Oregon,
   January 23, 1997

                                                                 SCHEDULE II
                               In Focus Systems, Inc.
                         Valuation and Qualifying Accounts
                    Years Ended December 31, 1994, 1995 and 1996
                                    (In thousands)




----------------------------------------------------------------------------------------------------------------------------------
     Column A                             Column B                    Column C                  Column D            Column E
----------------------------------------------------------------------------------------------------------------------------------
                                          Balance            Charged           Charged to                                 Balance
                                        at Beginning       to Costs and       Other Accounts -      Deductions -           at End
Description                             of Period            Expenses           Describe            Describe (a)         of Period
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1994:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts      $    585            $    523          $  186  (b)          $     (77)          $  1,217
Sales allowances (c)                      $    644            $  3,586          $   -                $  (3,367)          $    863

Year Ended December 31, 1995:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts      $  1,217            $    317          $   -                $    (350)          $  1,184
Sales allowances (c)                      $    863            $  7,175          $   -                $  (7,133)          $    905

Year Ended December 31, 1996:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts      $  1,184           $   1,040          $   -               $     (392)          $  1,832
Sales allowances (c)                      $    905           $  15,234          $   -               $  (14,029)          $  2,110



The accompanying notes are an integral part of these consolidated statements.




(a) Charges to the accounts included in this column are for the purposes for which the reserves were created.
(b) Amount reflects balance in the allowance for uncollectible accounts of Genigraphics Corporation upon acquisition.
(c) The reserve for sales allowances is used for pricing adjustments made in accordance with the Company's pricing structure.