Form 10-Q
period 1997-03-31
IN FOCUS SYSTEMS INC
filed 1997-05-05
CIK 845434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                             -----------------------

                                    FORM 10-Q

                              ---------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                                 ---------------
                       For the transition period from  to

                        Commission file number 000-18908
                             -----------------------

                             IN FOCUS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

         Oregon                                             93-0932102
(State or other jurisdiction of incorporation             (I.R.S. Employer
     or organization)                                    Identification No.)

27700B SW Parkway Avenue, Wilsonville, Oregon                   97070
  (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code:  503-685-8888
                             ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No
    ---           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value                             10,779,811
     (Class)                                    (Outstanding at April 29, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             IN FOCUS SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page
------------------------------                                             ----

Item 1.   Financial Statements

          Consolidated Balance Sheets - March 31, 1997 and
          December 31, 1996                                                   2

          Consolidated Statements of Operations - Three Months Ended
          March 31, 1997 and 1996                                             3

          Consolidated Statements of Cash Flows - Three Months Ended
          March 31, 1997 and 1996                                             4


          Notes to Consolidated Financial Statements                          5


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           6


PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders                 9


Item 6.   Exhibits and Reports on Form 8-K                                    9


Signatures                                                                   10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             IN FOCUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                       March 31,   December 31,
                                                         1997          1996
                                                       ---------   -----------

ASSETS
Current Assets:
   Cash and cash equivalents                          $   39,679     $   33,935
   Marketable securities - held to maturity                4,500          4,263
   Accounts receivable, net of allowances of
     $3,591 and $3,942                                    55,862         55,289
   Inventories, net                                       28,724         22,715
   Income taxes receivable                                   -            1,305
   Deferred income taxes                                   3,135          3,135
   Other current assets                                    2,825          1,546
                                                       ---------     ----------
     Total Current Assets                                134,725        122,188

   Property and equipment, net of accumulated
     depreciation of $15,769 and $13,692                  14,553         14,553
   Other assets, net                                       1,195          1,509
                                                      ----------     ----------
     Total Assets                                     $  150,473     $  138,250
                                                      ----------     ----------
                                                      ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Income taxes payable                               $      656    $      -
   Accounts payable                                       29,560         22,210
   Payroll and related benefits payable                    1,979          2,282
   Marketing cooperative payable                             794          1,604
   Other current liabilities                               2,564          2,983
                                                      ----------     ----------
     Total Current Liabilities                            35,553         29,079

Note payable                                                 792            738
Deferred income taxes                                        473            473
Shareholders' Equity:
   Common stock, 30,000,000 shares authorized;
     shares issued and outstanding:  10,775,686
     and 10,693,486                                       48,854         47,912
   Additional paid-in capital                             10,433         10,080
   Retained earnings                                      54,368         49,968
                                                      ----------     ----------
     Total Shareholders' Equity                          113,655        107,960
                                                      ----------     ----------
     Total Liabilities and Shareholders' Equity       $  150,473     $  138,250
                                                      ----------     ----------
                                                      ----------     ----------

       The accompanying notes are an integral part of these balance sheets.

                             IN FOCUS SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)


                                                Three months ended March 31,
                                                  1997               1996
                                               ----------          ---------
Revenue                                        $   64,764      $     67,698
Cost of sales                                      45,997            44,282
                                               ----------      -------------
Gross profit                                       18,767            23,416

Operating expenses:
    Marketing and sales                             6,964             7,020
    Engineering                                     3,998             4,645
    General and administrative                      1,766             1,970
                                               ----------      -------------
                                                   12,728            13,635
                                               ----------      -------------
Income from operations                              6,039             9,781

Other income (expense):
    Interest expense                                  (17)              -
    Interest income                                   515               514
    Other, net                                         36               125
                                               ----------      -------------
                                                      534               639
                                               ----------      -------------
Income before equity in income (loss) of
    joint venture and provision for income taxes    6,573            10,420
Provision for income taxes                          2,169             3,699
                                               ----------      -------------
Income before equity in income (loss)
    of joint venture                                4,404             6,721
Equity in income (loss) of joint venture               (4)              270
                                               ----------      -------------
Net income                                     $    4,400             6,991
                                               ----------      -------------
                                               ----------      -------------
Net income per share                           $     0.40      $       0.61
                                               ----------      -------------
                                               ----------      -------------
Shares used in per share calculations           11,056,691     $ 11,510,614
                                               ----------      -------------
                                               ----------      -------------

       The accompanying notes are an integral part of these statements.

                             IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                (In thousands)



                                                Three months ended March 31,
                                                  1997               1996
                                               ----------          ---------
Cash flows from operating activities:
   Net income                                  $    4,400          $   6,991
   Adjustments to reconcile net income to net cash
    flows provided by (used in) operating activities:
      Depreciation and amortization                 2,108              1,147
      Equity in (income) loss of joint venture          4               (270)
      (Increase) decrease in:
        Accounts receivable, net                     (573)            (7,972)
        Inventories, net                           (6,009)            (9,063)
        Income taxes receivable                     1,305                -
        Other current assets                       (1,279)              (160)
      Increase (decrease) in:
        Income taxes payable                          656              2,142
        Accounts payable                            7,350              9,590
        Payroll and related benefits payable         (303)              (343)
        Marketing cooperative payable                (810)               105
        Other current liabilities                    (419)              (284)
                                               ----------      -------------
          Net cash provided by (used in)
           operating activities                     6,430              1,883

Cash flows from investing activities:
   Purchase of marketable securities-held
     to maturity                                   (2,498)            (1,500)
   Maturity of marketable securities-held
     to maturity                                    2,261              3,684
   Payments for purchase of property and equipment
                                                   (2,023)            (3,230)
   Investment in joint venture                         (4)               270
   Other assets, net                                  283               (281)
                                               ----------      -------------
          Net cash provided by (used in) investing
           activities                              (1,981)            (1,057)

Cash flows from financing activities:
   Proceeds from sale of common stock                 942                660
   Income tax benefit of non-qualified stock option
     exercises and disqualifying dispositions         353                441
   Stock repurchase                                   -                   -
                                               ----------      -------------
          Net cash provided by (used in) financing
            activities                              1,295              1,101

Increase (decrease) in cash and cash equivalents    5,744              1,927

Cash and cash equivalents:
   Beginning of period                             33,935             30,165
                                               ----------      -------------
   End of period                                $  39,679          $  32,092
                                               ----------      -------------
                                               ----------      -------------

       The accompanying notes are an integral part of these statements.

                                IN FOCUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three-month periods ended March 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from In Focus Systems, Inc.'s (the Company's) 1996 Annual Report to Shareholders on
Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                                           March 31, 1997  December 31, 1996
                                           --------------  -----------------
Raw materials and components                   $ 8,188          $ 6,259
Work-in-process                                    898            1,148
Finished goods                                  19,638           15,308
                                               -------          -------
                                               $28,724          $22,715
                                               -------          -------
                                               -------          -------

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:
                                             Three Months Ended March 31,
                                             ----------------------------
                                                1997            1996
                                               -------        -------
Cash paid during the period for income taxes  $  86          $  1,125
Cash paid during the period for interest         16                --
Property acquired through debt                   55                --

NOTE 4.  EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. SFAS is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

Three Months Ended:                       March 31, 1997    March 31, 1996
-------------------------------------    ----------------  ----------------
Primary EPS as reported                     $  0.40            $  0.61
Effect of SFAS 128                             0.01               0.03
                                         ----------------  ----------------
Basic EPS as restated                       $  0.41            $  0.64
                                         ----------------  ----------------
                                         ----------------  ----------------

Fully diluted EPS as reported               $  0.40            $  0.61
Effect of SFAS 128                             0.00               0.00
                                         ----------------  ----------------
Diluted EPS as restated                     $  0.40            $  0.61
                                         ----------------  ----------------
                                         ----------------  ----------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
Statements in this Form 10-Q which the Company considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. The Company from time to time may make forward-looking statements relating to anticipated gross margins, availability of products manufactured on behalf of the Company, backlog, new product introductions and future capital expenditures, and the following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: 1) in regards to gross margins, uncertainties associated with market acceptance of and demand for the Company's products, impact of competitive products and their pricing and dependence on third party suppliers; 2) in regards to product availability and backlog, uncertainties associated with manufacturing capabilities and dependence on third party suppliers; 3) in regards to new product introductions, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights; and
4) in regards to future capital expenditures, uncertainties associated with new product introductions.

RESULTS OF OPERATIONS
Revenue was $64.8 million in the first quarter of 1997 compared to $67.7 million in the first quarter of 1996. The Company entered the first quarter of 1997 with minimal backlog and some inventory in the channels as a result of strong year-end demand and fulfilling a record backlog position in the fourth quarter of 1996. In addition, the LitePro 720, an ultraportable SVGA polysilicon projector weighing less than 12 pounds, began shipping in March 1997. International sales represented 46 percent of total revenue in both the first quarter of 1997 and 1996.

Due to the increase in competition within the Company's value added dealer channel, the Company has limited the amount of credit available for additional growth and has taken a tighter stance on shipping product to dealers who are in past due situations. Therefore, growth within this channel is somewhat dependent upon the ability of the dealers to find alternative sources of capital.

The Company's customers generally order products for immediate delivery with product shipment within 30 days after receipt of an order. However, primarily due to the ramp-up late in the quarter of the newly introduced LitePro 720 and long lead times on certain of its components, the Company was unable to fill all of its orders for its products, resulting in backlog at March 31, 1997 of approximately $8.6 million compared to $9.2 million at December 31, 1996 and $15.6 million at March 31, 1996. Given current supply and demand estimates, it is anticipated that most of the current backlog will turn over by the end of the second quarter of 1997*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

The Company achieved gross margins of 29.0 percent in the first quarter of 1997 compared to 34.6 percent in the first quarter of 1996 and 28.0 percent in the fourth quarter of 1996. The decrease from the first quarter of 1996 is due primarily to increasing price competition as a result of new technologies and new market entrants. The increase from the fourth quarter of 1996 is primarily a result of the Company transitioning its product mix to a broader line up of new higher margin SVGA projectors manufactured by the Company and on-going component cost reduction efforts.

Marketing and sales expense remained constant at $7.0 million (10.8 percent of revenue) in the first quarter of 1997 compared to $7.0 million
(10.4 percent of revenue) in the first quarter of 1996. The Company continues to focus its marketing efforts on areas that most directly contribute to revenue growth, quality and customer satisfaction.

Engineering expense decreased to $4.0 million (6.2 percent of revenue) in the first quarter of 1997 from $4.6 million (6.9 percent of revenue) in the first quarter of 1996. This decrease is primarily a result of timing for new product releases under development. The Company expects to invest at similar levels in research and development to support its product introduction plans.

General and administrative expense decreased to $1.8 million (2.7 percent of revenue) in the first quarter of 1997 from $2.0 million (2.9 percent of revenue) in the first quarter of 1996. The decrease is primarily attributed to a decrease in the workforce that occurred at the beginning of the third quarter of 1996 along with continued cost containment efforts.

Income from operations decreased to $6.0 million (9.3 percent of revenue) in the first quarter of 1997 from $9.8 million (14.4 percent of revenue) in the first quarter of 1996, primarily as a result of decreased sales and gross margins as indicated above.

Income taxes are based on an estimated rate of 33.0 percent compared to 35.5 percent in the first quarter of 1996 and 30.5 percent for the year ended December 31, 1996. The decrease from the first quarter of 1996 is primarily a result of the reinstatement of the research and development tax credit effective July 1, 1996. The increase from the year ended December 31, 1996 is primarily a result of a benefit related to 1995 taxes that was recorded in 1996.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997 working capital was $99.2 million, including $39.7 million of cash and cash equivalents and $4.5 million of marketable securities. In the first quarter of 1997, working capital increased by $6.1 million and the current ratio decreased to 3.8:1 at March 31, 1997 from 4.2:1 at December 31, 1996. Cash and cash equivalents increased $5.7 million primarily due to cash provided from operations of $6.4 million, $0.9 million provided by the sale of common stock through the exercise of employee stock options and $0.4 million provided by the income tax benefit of non-qualified stock option exercises and disqualifying dispositions, offset by $2.0 million in purchases of property, plant and equipment.

Accounts receivable remained relatively stable at $55.9 million at March 31, 1997 compared to $55.3 million at December 31, 1996. The Company was able to keep accounts receivable relatively flat, despite a high percentage of revenues in the month of March, as a result of its ongoing cash collection efforts with its channel partners. As a result of the record revenues in March, the Company's day's sales outstanding increased to 78 days compared to 68 at December 31, 1996. Accounts receivable that are beyond 60 days past due represented approximately 3 percent of the total accounts receivable balance at March 31, 1997 compared to approximately 6 percent at December 31, 1996.

Inventories increased $6.0 million to $28.7 million at March 31, 1997 from $22.7 million at December 31, 1996 primarily due to the volume production ramp on long lead-time components for the LitePro 720. Annualized inventory turns were approximately 7.2 times for the quarter ended March 31, 1997 compared to approximately 8.4 times for the fourth quarter of 1996 on an annualized basis.

The increase in income taxes payable is primarily due to the timing of tax payments.

The increase in accounts payable is primarily related to increased purchases to support the growth in inventory mentioned above.

The $2.0 million of purchases of property, plant and equipment were primarily for new product tooling and information systems. Total expenditures for property and equipment in 1997 are expected to total approximately $12.5 million, primarily for new product tooling, manufacturing plant floor layout redesign and information systems infrastructure.*

                           PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 17, 1997, at which the following actions were taken:

1. The shareholders elected the four nominees for director to the Board of Directors of the Company. The four directors elected, along with the voting results are as follows:

NAME                 NO. OF SHARES VOTING FOR     NO. OF SHARES WITHHELD VOTING
----                 ------------------------     -----------------------------
Peter D. Behrendt          9,176,111                        18,380
Michael R. Hallman         9,175,425                        19,066
John V. Harker             9,178,961                        15,530
Jack D. Kuehler            9,176,661                        17,830

2. The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 1997 (9,184,807 shares were voted affirmatively, 5,637 shares were voted negatively and 4,047 shares abstained from voting).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below.
   EXHIBIT NO.
   -----------
   10       1997 Executive Bonus Plan, Sr. Vice President In Focus Systems,
            Inc., President and Chief Executive Officer, Genigraphics, Inc.
   11       Calculations of Net Income Per Share
   27       Financial Data Schedule

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   April 30, 1997              IN FOCUS SYSTEMS, INC.


                                    By:/s/ JOHN V. HARKER
                                       -----------------------------
                                    John V. Harker
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By:/s/ MICHAEL D. YONKER
                                       -----------------------------
                                    Michael D. Yonker
                                    Vice President, Information Services,
                                    Chief Financial Officer, Treasurer and
                                    Secretary (Principal Financial and
                                    Accounting Officer)