Form 10-Q
period 1997-06-30
IN FOCUS SYSTEMS INC
filed 1997-07-30
CIK 845434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                 --------------------

                                      FORM 10-Q

                                 --------------------

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1997
                                          OR
      [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
         For the transition period from__to__

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
                   Yes X    No
                      ----    ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock without par value                    10,816,291
              (Class)                       (Outstanding at July 21, 1997)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                IN FOCUS SYSTEMS, INC.
                                      FORM 10-Q
                                        INDEX

PART I - FINANCIAL INFORMATION                                                                              PAGE
                                                                                                            ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -June 30, 1997 and December 31, 1996                                    2

         Consolidated Statements of Operations - Three and Six Months Ended June 30, 1997 and 1996           3

         Consolidated Statements of Cash Flows - Six Months Ended June 30, 1997 and 1996                     4

         Notes to Consolidated Financial Statements                                                          5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations               6


PART II -OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                    9

Signatures                                                                                                  10


                            PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                IN FOCUS SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share amounts)



                                                       June 30,   December 31,
                                                         1997         1996
                                                      ---------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents                         $  45,858      $  33,935
    Marketable securities - held to maturity              5,899          4,263
    Accounts receivable, net of allowances of
       $3,683 and $3,942                                 55,216         55,289
    Inventories, net                                     24,388         22,715
    Income taxes receivable                                 -            1,305
    Deferred income taxes                                 3,437          3,135
    Other current assets                                  1,923          1,546
                                                      ---------   ------------
        Total Current Assets                            136,721        122,188

Long-term marketable securities- held to maturity         1,370            -
Property and equipment, net of accumulated
       depreciation of $17,062 and $13,692               14,771         14,553
Other assets, net                                         1,188          1,509
                                                      ---------   ------------
        Total Assets                                  $ 154,050      $ 138,250
                                                      ---------   ------------
                                                      ---------   ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Income taxes payable                              $     968      $     -
    Accounts payable                                     26,397         22,210
    Payroll and related benefits payable                  2,325          2,282
    Marketing cooperative payable                           831          1,604
    Other current liabilities                             3,164          2,983
                                                      ---------   ------------
        Total Current Liabilities                        33,685         29,079

Note payable                                                844            738
Deferred income taxes                                       418            473
Shareholders' Equity:
    Common stock, 30,000,000 shares authorized;
      shares issued and outstanding:  10,814,345
      and 10,693,486                                     49,404         47,912
    Additional paid-in capital                           10,482         10,080
    Retained earnings                                    59,217         49,968
                                                      ---------   ------------
       Total Shareholders' Equity                       119,103        107,960
                                                      ---------   ------------
       Total Liabilities and Shareholders' Equity     $ 154,050      $ 138,250
                                                      ---------   ------------
                                                      ---------   ------------

         The accompanying notes are an integral part of these balance sheets.

                                INFOCUS SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except share and per share amounts)



                                                      Three months ended June 30,   Six months ended June 30,
                                                           1997         1996              1997       1996
                                                      ----------     ----------     ----------     ----------

Revenue                                              $    74,594    $    58,569    $   139,358    $   126,267
Cost of sales                                             54,991         45,249        100,988         89,531

                                                      ----------     ----------     ----------     ----------
Gross profit                                              19,603         13,320         38,370         36,736

Operating expenses:
  Marketing and sales                                      7,212          7,957         14,176         14,977
  Engineering                                              4,455          5,445          8,453         10,090
  General and administrative                               1,883          2,245          3,649          4,215
                                                      ----------     ----------     ----------     ----------
                                                          13,550         15,647         26,278         29,282

                                                      ----------     ----------     ----------     ----------
Income (loss) from operations                              6,053         (2,327)        12,092          7,454

Other income (expense):
  Interest expense                                           (14)            (3)           (31)            (3)
  Interest income                                            469            429            984            943
  Other, net                                                 (11)           (12)            25            113
                                                      ----------     ----------     ----------     ----------
                                                             444            414            978          1,053

                                                      ----------     ----------     ----------     ----------
Income (loss) before equity in income (loss) of
  joint venture and provision for income taxes             6,497         (1,913)        13,070          8,507
Provision for (benefit from) income taxes                  1,629           (679)         3,798          3,020
                                                      ----------     ----------     ----------     ----------
Income (loss) before equity in income (loss)
  of joint venture                                         4,868         (1,234)         9,272          5,487
Equity in income (loss) of joint venture                     (19)            86            (23)           356
                                                      ----------     ----------     ----------     ----------

Net income (loss)                                    $     4,849    $    (1,148)   $     9,249    $     5,843
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

Net income (loss) per share                          $      0.44    $     (0.10)   $      0.84    $      0.50
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------

Shares used in per share calculations                 11,050,484     11,088,698     11,056,731     11,639,503
                                                      ----------     ----------     ----------     ----------
                                                      ----------     ----------     ----------     ----------


          The accomopanying notes are an integral part of these statements.

                                IN FOCUS SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)



                                                                 Six months ended June 30,
                                                                   1997           1996
                                                                 -----------    -----------
Cash  flows from operating activities:
  Net income                                                   $     9,249    $     5,843
  Adjustments to reconcile net income to net cash flows
    provided by (used in) operating activities:
    Depreciation and amortization                                    3,428          2,367
    Other non-cash expenses                                            213            -
    Equity in (income) loss of joint venture                            23           (356)
    (Increase) decrease in:
      Accounts receivable, net                                          73         (8,419)
      Inventories, net                                              (1,673)       (16,018)
      Income taxes receivable                                        1,305         (5,320)
      Deferred income taxes                                           (357)          (313)
      Other current assets                                            (377)           (91)
    Increase (decrease) in:
      Income taxes payable                                             968         (2,128)
      Accounts payable                                               4,187         13,622
      Payroll and related benefits payable                              43            519
      Marketing cooperative payable                                   (773)           (85)
      Other current liabilities                                        181            508
                                                                 -----------    -----------
        Net cash provided by (used in) operating activities         16,490         (9,871)

Cash flows from investing activities:
  Restricted cash                                                      -            1,000
  Purchase of marketable securities-held to maturity                (5,268)        (9,542)
  Maturity of marketable securities-held to maturity                 2,262          7,835
  Payments for purchase of property and equipment                   (3,588)        (5,535)
  Investment in joint venture                                          (23)           356
  Other assets, net                                                    263           (372)
                                                                 -----------    -----------
        Net cash used in investing activities                       (6,354)        (6,258)

Cash flows from financing activities:
  Principal payments on long-term debt                                (107)           -
  Proceeds from sale of common stock                                 1,492          3,130
  Income tax benefit of non-qualified stock option
    exercises and disqualifying dispositions                           402          2,252
                                                                 -----------    -----------
        Net cash provided by financing activities                    1,787          5,382

Increase (decrease) in cash and cash equivalents                    11,923        (10,747)

Cash and cash equivalents:
  Beginning of period                                               33,935         30,165
                                                                 -----------    -----------
  End of period                                                $    45,858    $    19,418
                                                                 -----------    -----------
                                                                 -----------    -----------


           The accompanying notes are an integral part of these statements.

                                IN FOCUS SYSTEMS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
The financial information included herein for the three and six month periods ended June 30, 1997 and 1996 is unaudited. However, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from In Focus Systems, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES
Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.
                                  JUNE 30, 1997         DECEMBER 31, 1996
                                   ---------------       -----------------
  Raw materials and components         $  3,903                 $  6,259
  Work-in-process                           878                    1,148
  Finished goods                         19,607                   15,308
                                        -------                  -------
                                       $ 24,388                 $ 22,715
                                        -------                  -------
                                        -------                  -------

NOTE 3: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                                 Six months ended June 30,
                                                               -----------------------------
                                                                 1997              1996
                                                               ----------       ----------
Cash paid during the period for income taxes                    $  1,723         $ 7,407
Cash paid during the period for interest                        $     30         $    --

NOTE 4: EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share, as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:


                                       Three Months Ended June 30,      Six Months Ended June 30,
                                       -----------------------------------------------------------
                                            1997           1996           1997           1996
                                         --------       ----------      ---------      ---------
Primary EPS as reported                   $  0.44       $  (0.10)       $  0.84        $  0.50
Effect of SFAS 128                           0.01           0.00           0.02           0.03
                                          --------       ----------      ---------      ---------
Basic EPS as restated                     $  0.45       $  (0.10)       $  0.86        $  0.53
                                          --------       ----------      ---------      ---------
                                          --------       ----------      ---------      ---------
Fully diluted EPS as reported             $  0.43       $  (0.10)       $  0.83        $  0.50
Effect of SFAS 128                           0.01           0.00           0.01           0.00
                                          --------       ----------      ---------      ---------
Diluted EPS as restated                   $  0.44       $  (0.10)       $  0.84        $  0.50
                                          --------       ----------      ---------      ---------
                                          --------       ----------      ---------      ---------



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
Statements in this Form 10-Q which the Company considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. The Company, from time to time, may make forward-looking statements relating to anticipated gross margins, availability of products manufactured on behalf of the Company, backlog, new product introductions and future capital expenditures. The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: 1) in regards to gross margins, uncertainties associated with market acceptance of and demand for the Company's products, impact of competitive products and their pricing and dependence on third party suppliers; 2) in regards to product availability and backlog, uncertainties associated with manufacturing capabilities and dependence on third party suppliers; 3) in regards to new product introductions, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights; and 4) in regards to future capital expenditures, uncertainties associated with new product introductions.

RESULTS OF OPERATIONS
Revenue increased to $74.6 million in the second quarter of 1997 from $58.6 million in the second quarter of 1996, and to $139.4 million for the six months ended June 30, 1997 from $126.3 million for the comparable period of 1996. The increase in revenue is mainly a result of strong demand for the Company's SVGA products, primarily its LitePro 720. International sales represented 43 percent of total revenues in the first six months of 1997 compared to 36 percent in the first six months of 1996.

Due to the increase in competition within the Company's value added dealer channel, the Company has limited the amount of credit available for additional growth and has taken a tighter stance on shipping product to dealers who are in past due situations. Therefore, growth within this channel is somewhat dependent upon the ability of the dealers to find alternative sources of capital.

The Company's customers generally order products for immediate delivery with product shipment within 30 days after receipt of an order. Primarily as a result of strong demand, the Company was unable to fill all of its orders for its LitePro 720 products, resulting in backlog at June 30, 1997 of approximately $4.0 million. Backlog at December 31, 1996 was approximately $9.2 million. Backlog at June 30, 1996 was approximately $19.8 million. Given current supply and demand estimates, it is anticipated that most of the current backlog will turn over by the end of the third quarter of 1997*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

The Company achieved gross margins of 27.5 percent in the first six months of 1997, with 26.3 percent achieved in the second quarter of 1997, compared to 29.1 percent in the first six months of 1996 and 22.7 percent in the second quarter of 1996. The decrease from the first six months of 1996 and from the first quarter of 1997 are primarily a result of pricing competition on VGA resolution projectors and first generation Digital Light Processing (DLP) projectors. An excess supply of VGA projectors caused by a rapid market shift to higher resolution projectors resulted in aggressive pricing for lower resolution projectors as manufacturers sold off remaining inventories of VGA based products. During the second quarter of 1997, the Company transitioned out of its LitePro 210 projector and is in the process to end of life its remaining VGA projector, the LitePro 580 and its DLP projector, the LitePro 620. Accordingly, the Company expects gross margin pressure to continue through the third quarter as inventories are sold off*.

Sales and marketing expense decreased to $7.2 million and $14.2 million, respectively (10 percent and 10 percent of revenue, respectively) for the three month and six month periods ended June 30, 1997 compared to $8.0 million and $15.0 million, respectively (14 percent and 12 percent of revenue, respectively) for the comparable periods of 1996. The Company continues to focus its marketing efforts on areas that most directly contribute to revenue growth, quality and customer satisfaction. The Company has also been managing its spending in line with growth in revenue and new product introductions. Accordingly, the Company expects spending in sales and marketing to increase in the third quarter in anticipation of new products being released in the fourth quarter*.

Engineering expense decreased to $4.5 million and $8.5 million, respectively (6 percent and 6 percent of revenue, respectively) for the three month and six month periods ended June 30, 1997 compared to $5.4 million and $10.1 million, respectively (9 percent and 8 percent of revenue, respectively) for the comparable periods of 1996. This decrease is primarily a result of timing for new product releases under development. The Company expects engineering expense to increase slightly in the third quarter in anticipation of new products being released in the fourth quarter*.

General and administrative expense decreased to $1.9 million and $3.6 million, respectively (2.5 percent and 2.6 percent of revenue, respectively) for the three month and six month periods ended June 30, 1997 from $2.2 million and $4.2 million, respectively (3.8 percent and 3.3 percent of revenue, respectively) for the comparable periods of 1996. The decrease is primarily attributed to a decrease in the workforce that occurred at the beginning of the third quarter of 1996 along with continued cost containment efforts.

Income (loss) from operations was $6.1 million and $12.1 million, respectively (8 percent and 9 percent of revenue, respectively) for the three month and six month periods ended June 30, 1997 compared to $(2.3) million and $7.5 million (6 percent of revenue), respectively, for the comparable periods of 1996, primarily as a result of increased sales and lower operating expenses, partially offset by decreased gross margins as indicated above.

Income taxes through June 30, 1997 are based on an estimated rate of 29.1 percent, which decreased from 35.5 percent in the first six months of 1996 and
30.5 percent for the year ended December 31, 1996. The decrease through June 30, 1997 is primarily a result of a lower effective state tax rate, improved foreign sales corporation benefit, the reinstatement of the research and development tax credit, on both a federal and state level, and an adjustment for prior year taxes based on current estimates of such liability. The Company is estimating a rate of 33.5 percent for the remainder of 1997 given the expiration of the federal research and development tax credit as of May 31, 1997*.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1997 working capital was $103.0 million, including $45.9 million of cash and cash equivalents and $5.9 million of marketable securities - current. In the first six months of 1997, working capital increased by $9.9 million and the current ratio decreased to 4.1:1 from 4.2:1 at December 31, 1996.

Cash and cash equivalents increased $11.9 million primarily due to $16.5 million provided by operations, $1.5 million provided by the sale of common stock through the exercise of employee stock options and $0.4 million provided by the income tax benefit of nonqualified stock option exercises and disqualifying dispositions, offset by $3.6 million used for purchases of property and equipment and the net purchase of $3.0 million of marketable securities.

Accounts receivable remained relatively stable at $55.2 million at June 30, 1997 compared to $55.3 million at December 31, 1996. The Company was able to keep accounts receivable relatively flat, in spite of record revenues in the second quarter of 1997, as a result of its ongoing cash collection efforts with its channel partners. As a result, the Company's day's sales outstanding decreased to 67 days compared to 78 days at March 31, 1997 and 68 days at December 31, 1996.

Inventories increased $1.7 million to $24.4 million at June 30, 1997 from $22.7 million at December 31, 1996 but decreased from $28.7 million at March 31, 1997. The decrease from March 31, 1997 is primarily a result of a more linear production quarter and a stabilized production supply chain for the newly
introduced LitePro 720.   Annualized inventory turns were approximately 9 times
for the quarter ended June 30, 1997 compared to approximately 8 times for the fourth quarter of 1996 on an annualized basis.

Income taxes payable were $1.0 million at June 30, 1997 compared to a receivable of $1.3 million at December 31, 1996 due to the timing of estimated federal and state tax payments.

The $3.6 million of purchases of property, plant and equipment were primarily for new product tooling and information systems. Total expenditures for property and equipment in 1997 are expected to total approximately $12.5 million, primarily for new product tooling, manufacturing plant floor layout redesign and information systems infrastructure*.

In July 1997, the Company paid off its note payable of $844,000.

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.


                             PART II -OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as part of this report are listed below:
    EXHIBIT NUMBER AND DESCRIPTION
    ------------------------------
    10 Shareholder Rights Plan (1)
    11 Calculations of Net Income Per Share
    27 Financial Data Schedule

(1) Previously filed as exhibit 4 to Form 8-K dated July 16, 1997 and filed with the Securities and Exchange Commission on July 25, 1997.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   July 28, 1997             IN FOCUS SYSTEMS, INC.


                                  By:/s/ JOHN V. HARKER
                                    -----------------------------------
                                  John V. Harker
                                  Chairman of the Board, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)


                                  By:/s/ MICHAEL D. YONKER
                                     ----------------------------------
                                  Michael D. Yonker
                                  Vice President, Information Services,Chief
                                  Financial Officer, Treasurer and Secretary
                                  (Principal Financial and Accounting
                                  Officer)