Form 10-Q
period 1997-09-30
IN FOCUS SYSTEMS INC
filed 1997-10-31
CIK 845434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                        --------------------------------

                                    FORM 10-Q

                        ---------------------------------

         (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                      For the transition period from   to
                                                    ---  ---
                        Commission file number 000-18908
                          ----------------------------

                             IN FOCUS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          Oregon                                                 93-0932102
(State or other jurisdiction of incorporation                 (I.R.S. Employer
          or organization)                                  Identification No.)

27700B SW Parkway Avenue, Wilsonville, Oregon                      97070
(Address of principal executive offices)                         (Zip Code)


        Registrant's telephone number, including area code:  503-685-8888

                          ----------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X    No
                                     ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock without par value                         10,935,475
               (Class)                         (Outstanding at October 27, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             IN FOCUS SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX



PART I -  FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheets -September 30, 1997 and
          December 31, 1996                                                 2

          Consolidated Statements of Operations - Three Month and
          Nine Month Periods Ended September 30, 1997 and 1996              3

          Consolidated Statements of Cash Flows - Nine Months
          Ended September 30, 1997 and 1996                                 4

          Notes to Consolidated Financial Statements                        5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         6


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                  10

Signatures                                                                  11

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                             IN FOCUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                               September 30,   December 31,
                                                    1997            1996
                                               -------------   ------------
ASSETS (Unaudited)
Current Assets:
   Cash and cash equivalents                      $   49,008    $   33,935
   Marketable securities - held to maturity            3,900         4,263
   Accounts receivable, net of allowances of
      $3,067 and $3,942                               66,354        55,289
   Inventories, net                                   21,805        22,715
   Income taxes receivable                               -           1,305
   Deferred income taxes                               3,679         3,135
   Other current assets                                2,555         1,546
                                               -------------   ------------
       Total Current Assets                          147,301       122,188

Long-term marketable securities- held to
      maturity                                         1,370            -
Property and equipment, net of accumulated
      depreciation of $19,254 and $13,692             14,785        14,553
Other assets, net                                      1,125         1,509
                                               -------------   ------------
       Total Assets                               $  164,581    $  138,250
                                               -------------   ------------
                                               -------------   ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Income taxes payable                           $    1,100    $      -
   Accounts payable                                   32,753        22,210
   Payroll and related benefits payable                2,096         2,282
   Marketing cooperative payable                       1,002         1,604
   Other current liabilities                           3,522         2,983
                                               -------------   ------------
       Total Current Liabilities                      40,473        29,079

Note payable                                             -             738
Deferred income taxes                                    381           473
Shareholders' Equity:
    Common stock, 30,000,000 shares
     authorized; shares issued and
     outstanding: 10,838,701 and 10,693,486           49,768        47,912
   Additional paid-in capital                         10,556        10,080
   Retained earnings                                  63,403        49,968
                                               -------------   ------------
      Total Shareholders' Equity                     123,727       107,960
                                               -------------   ------------
      Total Liabilities and Shareholders'
        Equity                                    $  164,581    $  138,250
                                               -------------   ------------
                                               -------------   ------------

The accompanying notes are an integral part of these consolidated balance sheets.

                             IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In thousands, except share and per share amounts)
                                  (Unaudited)




                                                          Three months ended September 30,   Nine months ended September 30,
                                                          --------------------------------   -------------------------------
                                                                 1997             1996              1997             1996
                                                          --------------    --------------   --------------    --------------
Revenue                                                   $     79,559      $     59,080     $    218,917      $    185,347
Cost of sales                                                   59,356            43,118          160,344           132,649

                                                          --------------    --------------   --------------    --------------
Gross profit                                                    20,203            15,962           58,573            52,698

Operating expenses:
    Marketing and sales                                          7,934             7,190           22,110            22,167
    Engineering                                                  4,734             4,225           13,187            14,315
    General and administrative                                   1,980             1,349            5,629             5,564
                                                          --------------    --------------   --------------    --------------
                                                                14,648            12,764           40,926            42,046

                                                          --------------    --------------   --------------    --------------
Income from operations                                           5,555             3,198           17,647            10,652

Other income (expense):
    Interest expense                                               (39)               (8)             (70)              (11)
    Interest income                                                520               330            1,504             1,273
    Other, net                                                     (45)                6              (43)              475
                                                          --------------    --------------   --------------    --------------
                                                                   436               328            1,391             1,737

                                                          --------------    --------------   --------------    --------------
Income before provision for income taxes                         5,991             3,526           19,038            12,389
Provision for income taxes                                       1,805             1,148            5,603             4,168
                                                          --------------    --------------   --------------    --------------
Net income                                                $      4,186      $      2,378     $     13,435      $      8,221
                                                          --------------    --------------   --------------    --------------
                                                          --------------    --------------   --------------    --------------

Net income per share                                      $       0.38      $       0.22     $       1.21      $       0.72
                                                          --------------    --------------   --------------    --------------
                                                          --------------    --------------   --------------    --------------

Shares used in per share calculations                       11,117,147        10,816,854       11,076,228        11,378,168
                                                          --------------    --------------   --------------    --------------
                                                          --------------    --------------   --------------    --------------



The accompanying notes are an integral part of these consolidated financial statements.

                             IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                 Nine months ended September 30,
                                                 -------------------------------
                                                     1997              1996
                                                 ------------      -----------
Cash  flows from operating activities:
  Net income                                     $    13,435       $    8,221
  Adjustments to reconcile net income to net
    cash flows provided by (used in)
    operating activities:
      Depreciation and amortization                    5,658            3,651
      Other non-cash expenses and credits                258             (349)
      Deferred income taxes                             (636)          (1,542)
      (Increase) decrease in:
        Accounts receivable, net                     (11,065)          (2,584)
        Inventories, net                                 910          (16,380)
        Income taxes receivable                        1,305           (2,993)
        Other current assets                          (1,009)             157
      Increase (decrease) in:
        Income taxes payable                           1,100           (2,128)
        Accounts payable                              10,543             (696)
        Payroll and related benefits payable            (186)            (483)
        Marketing cooperative payable                   (602)            (101)
        Other current liabilities                        539             (163)
                                                 ------------      -----------
          Net cash provided by (used in)
            operating activities                      20,250          (15,390)

Cash flows from investing activities:
  Restricted cash                                          -            1,000
  Purchase of marketable securities-held
    to maturity                                       (5,268)         (10,742)
  Sale of marketable securities-held to maturity       4,261           11,422
  Payments for purchase of property and
    equipment                                         (5,795)          (6,496)
  Investment in joint venture                            (45)             349
  Other assets, net                                      289             (381)
                                                 ------------      -----------
          Net cash used in investing activities       (6,558)          (4,848)

Cash flows from financing activities:
  Payments on long-term debt                            (951)             -
  Proceeds from sale of common stock                   1,856            3,240
  Income tax benefit of non-qualified stock
    option exercises and disqualifying
    dispositions                                         476            2,263
  Stock repurchase                                         -           (8,785)
                                                 ------------      -----------
          Net cash provided by (used in)
            financing activities                       1,381           (3,282)

Increase (decrease) in cash and cash
  equivalents                                         15,073          (23,520)

Cash and cash equivalents:
  Beginning of period                                 33,935           30,165
                                                 ------------      -----------
  End of period                                  $    49,008       $    6,645
                                                 ------------      -----------
                                                 ------------      -----------


  The accompanying notes are an integral part of these consolidated statements.

                             IN FOCUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

The financial information included herein for the three-month and nine-month periods ended September 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from In Focus Systems, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   INVENTORIES

Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                                  September 30, 1997    December 31, 1996
                                  ------------------    -----------------
Raw materials and components          $   7,413             $   6,259
Work-in-process                           1,043                 1,148
Finished goods                           13,349                15,308
                                      ---------             ---------
                                      $  21,805             $  22,715
                                      ---------             ---------
                                      ---------             ---------

NOTE 3:   SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:
                                                Nine months ended September 30,
                                                -------------------------------
                                                     1997               1996
                                                ------------       ------------
 Cash paid during the period for income taxes   $     3,584        $     8,571
 Cash paid during the period for interest       $        70        $         9
 Property acquired through debt                 $         -        $       352

NOTE 4:   EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share, as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

                                   Three Months Ended September 30,   Nine Months Ended Septebmer 30,
                                   --------------------------------   -------------------------------
                                       1997                1996           1997              1996
                                   ------------        ------------   ------------     ------------
Primary EPS as reported              $  0.38             $  0.22        $  1.21           $  0.72
Effect of SFAS 128                      0.01                0.00           0.04              0.03
                                   ------------        ------------   ------------     ------------
Basic EPS as restated                $  0.39             $  0.22        $  1.25           $  0.75
                                   ------------        ------------   ------------     ------------
                                   ------------        ------------   ------------     ------------

Fully diluted EPS as reported        $  0.38             $  0.22        $  1.21           $  0.72
Effect of SFAS 128                      0.00                0.00           0.00              0.00
                                   ------------        ------------   ------------     ------------
Diluted EPS as restated              $  0.38             $  0.22        $  1.21           $  0.72
                                   ------------        ------------   ------------     ------------
                                   ------------        ------------   ------------     ------------



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

RESULTS OF OPERATIONS
Revenue increased to $79.6 million in the third quarter of 1997 from $59.1 million in the third quarter of 1996, and to $218.9 million for the nine months ended September 30, 1997 from $185.3 million for the comparable period of 1996. The increase in revenue is mainly a result of strong demand for the Company's SVGA products, primarily its LitePro 720 and 220 and the release and shipment in volume of a new XGA product, the LitePro 730, in the third quarter of 1997. International sales represented 33 percent of total revenues in the first nine months of 1997 compared to 39 percent in the first nine months of 1996.

The Company's customers generally order products for immediate delivery with product shipment within 30 days after receipt of an order. Primarily as a result of strong demand, the Company was unable to fill all of its orders for its products, resulting in backlog at September 30, 1997 of approximately $11.8 million. Backlog at December 31, 1996 was approximately $19.8 million. Backlog at September 30, 1996 was approximately $20.3 million. Given current supply and demand estimates, it is anticipated that most of the current backlog will turn over by the end of 1997*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

The Company achieved gross margins of 26.8 percent in the first nine months of 1997, with 25.4 percent achieved in the third quarter of 1997, compared to 28.4 percent in the first nine months of 1996 and 27.0 percent in the third quarter of 1996. The decrease from the first nine months of 1996 and from the first two quarters of 1997 are primarily a result of pricing competition on VGA resolution projectors and first generation Digital Light Processing (DLP) projectors. An excess supply of VGA projectors caused by a rapid market shift to higher resolution projectors resulted in aggressive pricing for lower resolution projectors as manufacturers sold off remaining inventories of VGA based products. During the second and third quarters of 1997, the Company transitioned out of its LitePro 210 projector and is in the process to end of life its remaining VGA projector, the LitePro 580 and its first generation DLP projector, the LitePro 620. The downward pressure on gross margins was partially offset by the release of the LitePro 730 at the end of the third quarter of 1997.

Sales and marketing expense was $7.9 million and $22.1 million, respectively (10 percent and 10 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1997 compared to $7.2 million and $22.2 million, respectively (12 percent and 12 percent of revenue, respectively) for the comparable periods of 1996. The Company continues to focus its marketing efforts on areas that most directly contribute to revenue growth and customer satisfaction. During the third quarter, the Company invested in improving its international sales infrastructure. The Company has also been managing its spending in line with growth in revenue and new product introductions. Accordingly, the Company expects spending in sales and marketing to increase in the fourth quarter in anticipation of new products being released *.

Engineering expense was $4.7 million and $13.2 million, respectively (6 percent and 6 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1997 compared to $4.2 million and $14.3 million, respectively (7 percent and 8 percent of revenue, respectively) for the comparable periods of 1996. The decrease in the year to date amount is primarily a result of timing for new product releases under development. The Company expects engineering expense to increase slightly in the fourth quarter in anticipation of new products being released*.

General and administrative expense was $2.0 million and $5.6 million, respectively (2 percent and 3 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1997 compared to $1.3 million and $5.6 million, respectively (2 percent and 3 percent of revenue, respectively) for the comparable periods of 1996. The increase in the third quarter 1997 amount is primarily attributed to the reversal of approximately $0.4 million in accrued severance and incentive accruals in the third quarter of 1996. Without the reversal of accrued severance and incentive accruals, the nine months ended September 30, 1997 amount would have decreased from the prior year comparable period primarily as a result of a decrease in the workforce that occurred at the beginning of the third quarter of 1996 along with continued cost containment efforts.

Income from operations increased to $5.6 million and $17.6 million, respectively (7 percent and 8 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1997 from $3.2 million and $10.7 million, respectively (5 percent and 6 percent of revenue, respectively) for the comparable periods of 1996, primarily as a result of increased sales and lower operating expenses, partially offset by decreased gross margins as indicated above.

The Company's effective tax rate in the third quarter of 1997 was 30.1 percent and for the nine months ended September 30, 1997 was 29.4 percent, compared to
30.5 percent for the year ended December 31, 1996. The decrease through September 30, 1997 is primarily a result of a lower effective state tax rate, improved foreign sales corporation benefit, the reinstatement of the research and development tax credit, on both a federal and state level, and an adjustment for prior year taxes based on current estimates of such liability.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1997 working capital was $106.8 million, including $49.0 million of cash and cash equivalents and $3.9 million of marketable securities. In the first nine months of 1997, working capital increased by $13.7 million and the current ratio decreased to 3.6:1 from 4.2:1 at December 31, 1996.

Cash and cash equivalents increased $15.1 million from December 31, 1996 primarily due to $20.3 million provided by operations, $1.9 million provided by the sale of common stock through the exercise of employee stock options and $0.5 million provided by the income tax benefit of nonqualified stock option exercises and disqualifying dispositions, offset by $5.8 million used for purchases of property and equipment, the net purchase of $1.0 million of marketable securities and the repayment of $1.0 million in long-term debt.

Accounts receivable increased $11.1 million to $66.4 million at September 30, 1997 compared to $55.3 million at December 31, 1996. The increase is primarily related to strong sales at the end of the quarter, offset in part by ongoing cash collection efforts with channel partners. As a result, the Company's day's sales outstanding increased to 76 days at September 30, 1997 compared to 68 days at December 31, 1996.

Inventories decreased $0.9 million to $21.8 million at September 30, 1997 from $22.7 million at December 31, 1996. The slight decrease is primarily related to the sell off of older inventory, offset in part by the release of the LitePro 730 and inventories related to products expected to be released in the fourth quarter of 1997*. Annualized inventory turns were approximately 11 times for the quarter ended September 30, 1997 compared to approximately 8 times for the fourth quarter of 1996 on an annualized basis.

Income taxes payable were $1.1 million at September 30, 1997 compared to a receivable of $1.3 million at December 31, 1996 due to the timing of estimated federal and state tax payments.

The $5.8 million of purchases of property, plant and equipment were primarily for new product tooling and information systems. Total expenditures for property and equipment in 1997 are expected to total approximately $10 million, primarily for new product tooling, manufacturing plant floor layout redesign and information systems infrastructure*.

In July 1997, the Company paid off its note payable, which had a balance of $844,000 at June 30, 1997.

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

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

                          PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits filed as part of this report are listed below:
     EXHIBIT NO. AND DESCRIPTION
     10   Shareholder Rights Plan(1)
     11   Calculations of Net Income Per Share
     27   Financial Data Schedule

(1) Previously filed as exhibit 4 to Form 8-K dated July 16, 1997 and filed with the Securities and Exchange Commission on July 25, 1997.

(b) Reports on Form 8-K:
     1. Form 8-K under Item 5., Other Events, dated July 16, 1997.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 31, 1997                IN FOCUS SYSTEMS, INC.

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


                                        By:/s/ MICHAEL D. YONKER
                                           -----------------------------------
                                        Michael D. Yonker
                                        Vice President, Information Services,
                                        Chief Financial Officer, Treasurer and
                                        Secretary  (Principal Financial and
                                        Accounting Officer)