Form 10-K405
period 1997-12-31
IN FOCUS SYSTEMS INC
filed 1998-03-10
CIK 845434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-K

                                --------------------
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: December 31, 1997
                                         OR
[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 000-18908

                               IN FOCUS SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)


                   OREGON                                   93-0932102
      (State or other jurisdiction of                    (I.R.S. Employer
               incorporation                            Identification No.)
              or organization)

 27700B SW PARKWAY AVENUE, WILSONVILLE, OREGON                 97070
    (Address of principal executive offices)                (Zip Code)


        Registrant's telephone number, including area code:  503-685-8888


          Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, WITHOUT PAR VALUE

                                 --------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $394,568,622 as of February 27, 1998 based upon the last sales price as reported by the Nasdaq National Market System.

The number of shares outstanding of the Registrant's Common Stock as of February 27, 1998 was 22,078,571 shares.

                        -----------------------------------
                        DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated March 9, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               IN FOCUS SYSTEMS, INC.
                            1997 FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                                     PART I

 Item 1.  Business                                                        3

 Item 2.  Properties                                                      8

 Item 3.  Legal Proceedings                                               8

 Item 4.  Submission of Matters to a Vote of Security Holders             8

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters                                             8

 Item 6.  Selected Financial Data                                         9

 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       10

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk      14

 Item 8.  Financial Statements and Supplementary Data                     14

 Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                        14

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant              15

 Item 11. Executive Compensation                                          15

 Item 12. Security Ownership of Certain Beneficial Owners and             15
          Management

 Item 13. Certain Relationships and Related Transactions                  15

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form     16
          8-K

 Signatures                                                               20


                                     PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS
Statements in this Form 10-K which the Company considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-K which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. The Company, from time to time, may make forward-looking statements relating to anticipated gross margins, availability of products manufactured on behalf of the Company, backlog, new product introductions and future capital expenditures. The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements: 1) in regard to gross margins, uncertainties associated with market acceptance of and demand for the Company's products, impact of competitive products and their pricing and dependence on third party suppliers; 2) in regard to product availability and backlog, uncertainties associated with manufacturing capabilities and dependence on third party suppliers; 3) in regard to new product introductions, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights; and 4) in regard to future capital expenditures, uncertainties associated with new product introductions.

INTRODUCTION
In Focus Systems, Inc. (an Oregon corporation) was founded in October 1986 to develop, manufacture and market innovative projection products using LCD and Digital Micromirror Device-TM- ("DMD") technologies to present output from
personal computers and other electronic devices.   References within this
document to the "Company" or to "In Focus" are to In Focus Systems, Inc. and its consolidated subsidiaries, In Focus Systems FSC, Inc. and In Focus Services, Inc. As of January 1, 1998, In Focus Services, Inc. was dissolved. All share and per share amounts in this Form 10-K have been adjusted for a two for one stock split effective February 10, 1998.

PRODUCTS
The Company develops, manufactures and markets data/video projection products and services to present video, audio, graphics and data from personal computers, workstations, VCRs and laser disc players. The Company's products are used in business, education and government markets for training sessions, meetings, sales presentations, technical seminars, group collaboration and other applications involving the sharing of computer-generated and/or video information with an audience. The Company's products are compatible with all major personal computers and most video sources used in business and education. The Company also provides creative presentation services to Fortune 500 and other companies.

PROJECTION SYSTEMS
The Company has established three major platforms intended to meet the diverse projection requirements of its audience. These are Personal Projectors, Conference Room Projectors and Fixed/Auditorium Projectors. Personal Projectors are intended for the mobile presenter who places a premium on less size and
weight in projection solutions.   Conference Room

Projectors are intended for campus environments that require both mobility and a superior image. Fixed/Auditorium Projectors are intended for conference room and auditorium environments that require fixed high and bright solutions where optimal connectivity alternatives are available.

PERSONAL PROJECTORS:
LITEPRO 420 The LP 420 is the first true personal projector. It features a portable package that is just 6.8 pounds and 500 ANSI lumens in a 9"x12"x3.9"
form factor.   The LP 420 combines Texas Instruments' Digital Light
Processing-TM- technology, true SVGA resolution and Cable Wizard-TM- Lite connectivity, and includes In Focus Presents-TM- software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection.

CONFERENCE ROOM PROJECTORS:
LITEPRO 220 The LitePro 220 is a portable multimedia projection system which combines an amorphous, active matrix LCD with 800 x 600 resolution, full motion video, built in JBL Sound System-Registered Trademark-, Smart Remote, auto sensing and Cable Wizard connectivity. The LitePro 220 provides 800 x 600 resolution, 250 ANSI lumens and weighs 16 pounds.

LITEPRO 225 The LP225 is a portable multimedia projection system which combines an amorphous, active matrix LCD with 800 x 600 SVGA resolution, full motion video, sound, 2-button Executive Remote, auto-sensing and Plug and Project simplicity with Cable Wizard-TM- II Lite. The LP 225 provides 800 x 600 resolution, 250 ANSI Lumens and weighs 16 pounds.

LITEPRO 720 The LitePro 720 is a portable conference room multimedia projection system which combines advanced polysilicon active matrix LCDs, dichroic optics, full motion video, sound, Smart Remote, auto sensing, Cable Wizard connectivity and includes In Focus Presents-TM- software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection. The LitePro 720 provides 800 x 600 SVGA resolution, 450 ANSI lumens and weighs 12 pounds.

LITEPRO 725 The LP 725 is a portable conference room multimedia projection system which combines advanced polysilicon active matrix LCDs, dichroic optics, full motion video, sound, Smart Remote, auto sensing, Cable Wizard connectivity and includes In Focus Presents-TM- software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection. The LP 725 provides 800 x 600 SVGA resolution, 750 ANSI lumens and weighs 12 pounds.

LITEPRO 730 The LP 730 is a portable conference room multimedia projection system which combines advanced polysilicon active matrix LCDs, dichroic optics, full motion video, sound, Smart Remote, auto-sensing, Cable Wizard and includes In Focus Presents-TM- software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection. The LP 730 provides 1024 x 768 true XGA resolution, 400 ANSI lumens and weighs 12 pounds.

LITEPRO 740 The LP 740 is a true SXGA workstation projection system which combines state-of-the-art reflective active matrix LCDs, dichroic optics, full motion video, sound, auto sensing and full function remote control. The LP 740, which targets the high resolution graphics markets of engineering and simulation, provides true 1280 x 1024 resolution, 600

ANSI lumens and weighs 31 pounds.

FIXED/AUDITORIUM PROJECTORS:
LITEPRO 1000 The LP 1000 is an Ultra-bright, versatile solution for fixed installation environments featuring advanced polysilicon active matrix LCDs, dichroic optics, full motion video, sound, a choice of three lenses, three computer inputs, three video inputs, 18 degree keystone correction, In Focus Presents-TM- software and intelligent electronics for auto synchronization, tracking, image positioning and video source detection. The LP 1000 provides true 1024 x 768 XGA resolution, 1000 ANSI lumens and weighs 24 pounds

OTHER:
LITESHOW PRO PRESENTATION PLAYER The LiteShow Pro Presentation Player allows presenters to take advantage of electronic projectors without the need of laptop PCs. Using an integrated ZIP-TM- disk or a downloaded computer file, the player intelligently optimizes presentations to match the true resolution and full color palette of the In Focus projection systems being used. The LiteShow Pro includes a single cable for LitePro projectors, supports Microsoft-TM-PowerPoint-TM- files and includes viewers for Microsoft Office-TM- '95-97 application-based presentations and Adobe Acrobat-TM- files.

PRODUCT AND TECHNOLOGY DEVELOPMENT
The Company maintained its investment level in research and development in 1997 in order to enhance existing products as well as create new, differentiated products in the market place. The Company expects this focus to continue into 1998.

The Company expended approximately $7,613,000, $11,693,000 and $11,671,000 on research and development activities for the years ended December 31, 1995, 1996 and 1997, respectively. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 14.

MARKETING AND DISTRIBUTION
In Focus sells its brand name products through distributors, PC resellers, dealers, catalogs and governmental sales distribution channels. More than 165 audiovisual dealers, computer dealers and presentation specialists sell the Company's name brand products. In Focus also sells through two-tier distributors such as Ingram-Micro, Tech Data, Merisel, Microage and Access Graphics, who in turn resell In Focus products to value added resellers throughout North America. In Focus has devoted significant resources to develop and support a well-trained dealer network with the ability to demonstrate and sell the Company's products to a wide range of end-users.

Internationally, In Focus sells its products to 70 international distributors in more than 60 countries. These distributors sell the Company's products to audiovisual dealers, PC resellers and to end-users. For the year ended December 31, 1997, international sales represented approximately 42 percent of the Company's revenue. International sales managers located in Miami, Florida, Singapore and Amsterdam work with the international distributors to sell and support the Company's products. SEE NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 14. The Company has private label arrangements with Boxlight Corporation, which resells the Company's LCD projectors under its own label, and APTi Corporation in Japan, which markets the Company's LP 420 under a co-branded APTi and In Focus brand name.

During 1997, the Company continued to develop and refine several sales and marketing programs including telesales and telemarketing, a global accounts program, a cooperative marketing program, a target attainment program, a demonstration program and a leasing program.

SERVICES
In Focus services include hardware and software support, training, documentation imaging, digital printing, accessories, replacement parts, remanufactured product and equipment rental. The service organization has facilities in Memphis, Tennessee, Wilsonville, Oregon and at the Company's facility in the Netherlands. Hardware repair is conducted at the Company's headquarters in Wilsonville, by authorized agents for the Company in Belgium, Canada and Singapore and through a network of Authorized Service Providers worldwide. Customers have toll-free telephone access to technical specialists who respond to applications and hardware questions. All of the Company's products are covered by a one-year warranty for parts and labor from the date of sale, with extended service agreements available for purchase. A number of authorized dealers and distributors in North America and internationally have been trained by the Company to provide customer service repair, technical support and training to their resellers and end-users.

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

CUSTOMERS
The Company sells its products to a large number of customers worldwide. No customer accounted for greater than 10 percent of revenue in the year ended December 31, 1997.

BACKLOG
The Company's customers generally order products for immediate delivery, and the Company generally ships products within one week after receipt of an order. Primarily as a result of strong demand, the Company was unable to fill all of its orders for its products, resulting in backlog at December 31, 1997 of approximately $14.9 million. Backlog at December 31, 1996 and 1995 was approximately $9.2 million and $33.1 million, respectively. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 1998*. There is minimal seasonal influence relating to the Company's order backlog.
The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

COMPETITION
The Company believes its ability to compete in the projection display market depends on certain key product characteristics, including ease of use, resolution, brightness, range and quality of colors, portability, display speed, power requirements and price.

The Company faces competition from over 70 "soft-label" and manufacturers and expects continued competition as new technologies, applications and products are introduced. Principal current competitors include Sharp Corporation, Epson, Sanyo, NEC, Sony, Panasonic, IBM, JVC, 3M, Polaroid, Proxima Corporation, ASK, Davis and Liesengang.

PATENTS, TRADEMARKS AND LICENSES
The Company has been issued more than 25 United States patents and 18 foreign patents covering various novel aspects of its display systems. In addition, numerous applications for United States patents are pending on inventions which enable In Focus' display systems to operate at higher speeds with higher resolution, better contrast, more efficient light and optical paths, greater numbers of colors or shades and increased ease of use features. Corresponding applications for many of these inventions are pending in Australia, Canada, Japan, Taiwan and the European Patent Office.

The Company attempts to protect its proprietary information through agreements with customers and suppliers. The Company requires its employees, consultants and advisors to execute confidentiality agreements on the commencement of employment with or service to In Focus. While the Company has enhanced its ability to compete by aggressively protecting its intellectual property, it believes the rapid pace of technological change in the industry will mean that the Company's ability to develop new technologies and distribute new products on a timely basis will be of equal importance in maintaining its competitive position.

The Company licenses certain of its patents through Motif, Inc., the Company's 50/50 joint venture with Motorola, Inc. To date, Motif has executed three license agreements, with additional license negotiations ongoing.

In Focus holds United States registered trademarks for "In Focus," "PC Viewer," "In Focus Systems," "Genigraphics," "TSTN," "Overview," "PanelBook," "Presentation Plus" and "LitePro." The Company is in the process of registration of the trademarks "LP," "Powerpro," "Smartview" and "Instant
Answers."   In addition, In Focus either holds or has registrations pending for its most important marks in over 35 foreign countries.

EMPLOYEES
As of December 31, 1997, In Focus had 635 employees, including 111 temporary personnel engaged through the services of an employment agency. In Focus believes its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company currently leases facilities in Wilsonville, Oregon consisting of a total of 180,000 square feet of office and manufacturing space leased pursuant to a noncancelable operating lease, which expires in December 1998 and has a five-year renewal option. The Company also leases space in Memphis, Tennessee in relation to its creative presentation operations. The Memphis lease expires in 2002.

ITEM 3.  LEGAL PROCEEDINGS

As of February 27, 1998, there were no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1997.


                                      PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market System under the symbol INFS. The high and low sales prices for the two years in the period ended December 31, 1997 were as follows:


         1996                                            High             Low
       -----------------------------------            ---------        ---------
         Quarter 1                                  $    19.25       $    14.75
         Quarter 2                                       28.75            12.13
         Quarter 3                                       12.63             6.57
         Quarter 4                                       11.13             6.69

         1997                                            High             Low
       -----------------------------------            ---------        ---------
         Quarter 1                                  $    13.88       $     7.94
         Quarter 2                                       13.13             8.38
         Quarter 3                                       13.03            10.44
         Quarter 4                                       17.94            11.44


The approximate number of beneficial shareholders and shareholders of record at February 27, 1998 was 8,000 and 205, respectively.

There were no cash dividends declared or paid in 1997 or 1996. The Company does not anticipate declaring cash dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the year ended December 31, 1997.

ITEM 6.  SELECTED FINANCIAL DATA



 IN THOUSANDS:
 EXCEPT  PER SHARE
 AMOUNTS                           1997        1996        1995        1994        1993
-----------------------------   ----------  ----------  ----------  ----------  ----------
 STATEMENT OF OPERATIONS DATA
 Revenue                        $  315,761  $  258,475  $  202,821  $  123,068  $   73,542
 Cost of product sales             230,503     185,313     126,148      70,035      46,838
    Gross profit                    85,258      73,162      76,673      53,033      26,704
 Operating expenses:
    Marketing and sales             32,726      30,152      25,265      17,468      11,133
    Engineering                     18,222      18,545      11,882       5,572       4,435
    General and administrative       7,852       7,535       6,585       6,189       4,083
      Income from operations        26,458      16,930      32,941      23,804       7,053
 Other income                        1,817       1,824       1,593      (4,769)      1,515
 Income before provision for
  income taxes                      28,275      18,754      34,534      19,035       8,568
 Provision for income taxes          8,225       5,622      11,842       8,627       2,556
 Net income                     $   20,050  $   13,132  $   22,692  $   10,408  $    6,012
 Basic net income per share     $     0.93  $     0.60  $     1.04  $     0.47  $     0.28
 Diluted net income per share   $     0.90  $     0.58  $     0.99  $     0.45  $     0.27

 BALANCE SHEET DATA
 Working capital                $  112,402  $   93,109  $   81,414  $   63,343  $   63,866
 Total assets                      189,908     138,250     127,303     102,210      79,171
 Long-term debt, less current
    portion                          -             738       -            -           -
 Shareholders' equity              133,029     107,960      97,527      86,168      70,240



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1997 COMPARED TO 1996
Revenue increased to $315.8 million in 1997 from $258.5 million in 1996. The 22 percent growth in revenue is primarily a result of strong demand for the Company's SVGA products, including its LitePro 720, 220 and the 420 which was introduced and shipped in volume in the fourth quarter of 1997. In addition, the Company released and shipped in volume the LitePro 730, an XGA product, in the third quarter of 1997. Self contained projection systems accounted for approximately 92 percent of revenue in 1997. International revenue increased to $131.5 million in 1997 (42 percent of total revenue) from $106.2 million in 1996 (41 percent of total revenue).

In 1997 and 1996, the amount of revenue generated from Asian countries which have been affected by the economic downturn in late 1997 and early 1998 was immaterial and the Company does not expect its revenues to be adversely effected by such downturn *.

The Asian market grew at the same rate as the industry as a whole during 1997 and it is now the third largest market in the Company's industry. The Company has historically had very little market share in the Asian market and sees the growth in the Asian market as an opportunity to expand its revenue base in Japan and China*. All sales to Asian companies have been, and continue to be, paid for by COD or guaranteed by letters of credit, thereby eliminating any receivables risk. The Company has a sales, service and support branch office in Singapore, but no operating subsidiaries in Asian countries.

The data video projector industry has experienced 20 to 25 percent average sales price (ASP) reductions per year over the last two years. Many of the Company's competitors are headquartered in Japan. The Company expects similar ASP reductions to occur in the industry in 1998*.

The Company's parts contracts with Asian companies are denoted in U.S. dollars and contain clauses for price adjustments when there are significant fluctuations in currency rates. Accordingly, for purchases beginning the first day of the next quarter, parts costs are adjusted based upon changes in local currencies relative to the U.S. dollar.

The Company's customers generally order products for immediate delivery, and the Company generally ships products within one week after receipt of an order. Primarily as a result of strong demand, the Company was unable to fill all of its orders for its products, resulting in backlog at December 31, 1997 of approximately $14.9 million. Backlog at December 31, 1996 and 1995 was approximately $9.2 million and $33.1 million, respectively. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 1998*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

Gross profit, as a percentage of revenue, decreased to 27.0 percent in 1997 from
28.3 percent in 1996. The decline in gross margins in 1997 resulted primarily from pricing competition on VGA resolution projectors and first generation Digital Light Processing (DLP) projectors. An excess supply of VGA projectors caused by a rapid market shift to higher resolution projectors resulted in aggressive pricing for lower resolution projectors as manufacturers sold off remaining inventories of VGA based products. During the second and third quarters of 1997, the Company transitioned out of its LitePro 210 projector and by the end of 1997, the Company transitioned out of the LitePro 580 and its first generation DLP projector, the LitePro 620. The downward pressure on gross margins was partially offset by the spreading of fixed costs over higher production volumes and shipping new higher margin products in volume late in the fourth quarter of 1997. The gross margin in the fourth quarter of 1997 was 27.6 percent.

Marketing and sales expense increased, while decreasing as a percentage of revenue, to $32.7 million (10.4 percent of revenue) in 1997 from $30.2 million (11.7 percent of revenue) in 1996. The Company continues to focus its marketing efforts on areas that most directly contribute to revenue growth and customer satisfaction. During the third and fourth quarters, the Company invested in improving its sales infrastructure and increased marketing expenditures for products that were introduced in the fourth quarter. The Company has been managing its spending in line with growth in revenue and new product introductions.

Engineering expenses decreased to $18.2 million (5.8 percent of revenue) in 1997 from $18.5 million (7.2 percent of revenue) in 1996. The decrease in engineering expense is primarily a result of timing for new product releases under development. Expenditures increased in the fourth quarter of 1997 as new products were being released.

General and administrative expenses increased, while decreasing as a percentage of revenue, to $7.9 million (2.5 percent of revenue) in 1997 from $7.5 million (2.9 percent of revenue) in 1996. The slight increase in the 1997 amount is primarily attributed to growth of the Company, partially offset by decreased costs as a result of a decrease in the workforce that occurred at the beginning of the third quarter of 1996 along with continued cost containment efforts.

Income from operations increased to $26.5 million (8.4 percent of revenue) in 1997 from $16.9 million (6.6 percent of revenue) in 1996. The increase is primarily a result of increased sales and lower operating expenses as a percentage of revenue, partially offset by decreased gross margins as indicated above.

The Company's effective tax rate was approximately 29.1 percent in 1997, compared to approximately 30.0 percent in 1996. The decrease is primarily a result of a lower effective state tax rate, the reinstatement of the research and development tax credit, on both a federal and state level, and an adjustment for prior year taxes based on current estimates of such liability.

The Company believes that the impact of inflation on net income was minimal in 1997 and 1996.

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

The Company's effective tax rate was approximately 30.0 percent in 1996, compared to approximately 34.3 percent in 1995. The decrease in the effective rate is primarily a result of the reinstatement of the research and development tax credit effective July 1, 1996 and an increased benefit realized under the Company's Foreign Sales Corporation, offset by increased state taxes as a percentage of income.

The Company believes that the impact of inflation on net income was minimal in 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1997 the Company had working capital of $112.4 million, which included $38.0 million of cash and cash equivalents and $7.2 million of marketable securities-current. The $7.0 million increase in the combined cash and marketable securities balance is primarily due to $15.2 million provided by operations, $3.8 million provided by the sale of common stock through the exercise of employee stock options and $1.2 million provided by the income tax benefit of nonqualified stock option exercises and disqualifying dispositions, offset by $9.0 million used for purchases of property and equipment and the repayment of $1.0 million in long-term debt. The current ratio at December 31, 1997 and 1996 was 3.0:1 and 4.2:1, respectively.

Accounts receivable increased $32.5 million to $87.8 million at December 31, 1997 compared to $55.3 million at December 31, 1996. The increase is primarily related to record sales in December 1997, offset, in part, by ongoing cash collection efforts with channel partners. As a result, the Company's days' sales outstanding increased to 81 days at December 31, 1997 compared to 68 days at December 31, 1996.

Inventories increased $9.4 million to $32.1 million at December 31, 1997 from $22.7 million at December 31, 1996. The increase is primarily related to the introduction of the LitePro 420 in the fourth quarter of 1997 and increased demand for the Company's products overall. Annualized inventory turns were approximately 10.4 times for the fourth quarter of 1997 compared to approximately 8 times for the fourth quarter of 1996 on an annualized basis.

Income taxes receivable were $0.3 million at December 31, 1997 compared to $1.3 million at December 31, 1996 due to the timing of estimated federal and state tax payments.

The $9.0 million of purchases of property, plant and equipment in 1997 were primarily for new product tooling and information systems. Expenditures for property and equipment in 1998 are expected to be approximately $10.0 million, primarily for new product tooling and information systems infrastructure*.

In April 1997, the Company entered into an unsecured $10.0 million line of credit with a commercial bank. The line of credit bears interest, at the Company's election, at one of the following: 1) the bank's prime rate, 2) LIBOR plus .65 percent, or 3) at a fixed rate as quoted to the borrower by the bank on
the date of borrowing.   The LIBOR rate on December 31, 1997 was 5.7 percent.
The line of credit expires on June 30, 1999. The line of credit agreement contains certain liquidity, tangible net worth and pre-tax profit covenants. At December 31, 1997 the Company was in compliance with all of the covenants and had no outstanding balance under the line of credit.

Shareholders' equity increased $25.1 million as a result of net income of $20.1 million, tax benefit of disqualifying dispositions and non-qualified stock option exercises of $1.2 million and employee stock option exercises of $3.8 million.

The Company has assessed the impact of the Year 2000 issue and has determined that costs to upgrade its information and operating systems are not expected to be material*. There is no material impact on the Company's products.

The Company's working capital requirements over the next year are expected to be met from existing cash and marketable securities balances, cash flow from operations and amounts available under its line of credit facility*.

NEW ACCOUNTING PRONOUNCEMENT
In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure is required under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 14 of Part IV.

Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1997 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA     1ST QUARTER     2ND QUARTER     3RD QUARTER     4TH QUARTER
-----------------------------------     -----------     -----------     -----------     -----------
1996
----
Revenue                                    $  67,698       $  58,569       $  59,080       $  73,128
Gross profit                                  23,416          13,320          15,962          20,464
Net income (loss)                              6,991          (1,148)          2,378           4,911
Basic net income (loss) per share               0.32           (0.05)           0.11            0.23
Diluted net income (loss) per share             0.31           (0.05)           0.11            0.23

1997
----
Revenue                                    $  64,764       $  74,594       $  79,559       $  96,844
Gross profit                                  18,767          19,603          20,203          26,685
Net income                                     4,400           4,849           4,186           6,615
Basic net income per share                      0.21            0.23            0.20            0.31
Diluted net income per share                    0.20            0.22            0.19            0.29


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                      PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                      PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:


                                                                    Page
                                                                    ----
Report of Independent Public Accountants                             F-1

Consolidated Balance Sheets B December 31, 1997 and 1996             F-2

Consolidated Statements of Operations for the years ended
 December 31, 1997,1996 and 1995                                     F-3

Consolidated Statements of Shareholders' Equity - December 31,
 1997, 1996 and 1995                                                 F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 1997, 1996 and 1995                                    F-5

Notes to Consolidated Financial Statements                           F-6


The following schedule and report thereon is filed herewith:

                                                                     Page
                                                                     ----
Report of Independent Public Accountants on Financial Statement
 Schedule                                                            F-16

Schedule II           Valuation and Qualifying Accounts              F-17


REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1997.

EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:


Exhibit No.
-----------
    3.1 1990 Restated Articles of Incorporation - Incorporated by reference to Exhibit 3.1 to the Company's Form S-1 Registration Statement (Commission File No. 33-36460) as filed with the Securities and Exchange Commission on November 13, 1990.

    3.2 1997 Restated Bylaws B Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.

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

   10.6 Amendment No. 9 to 1988 Combination Stock Option Plan - Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.

   10.7 Form of Incentive Stock Option Agreement - Incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K for the year ended December 31, 1991.

Exhibit No.
-----------
   10.8 Form of Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 10.3 of the Company's Form S-1 Registration Statement (Commission File No. 33-36460) as filed with the Securities and Exchange Commission on November 13, 1990.

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

  10.13        In Focus Systems, Inc. 1998 Stock Incentive Plan document.

  10.14 Letter of employment for John V. Harker - Incorporated by reference to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission of March 31, 1993.

  10.15 1998 Executive Bonus Plan - Chief Executive Officer and Chairman of the Board.

  10.16        1998 Executive Bonus Plan - Sr. Vice President

  10.17        1998 Executive Bonus Plan - Vice President.

  10.18 Lease Agreement for Registrant's facilities in Wilsonville, Oregon, dated January 20, 1993 - Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

  10.19 Amendment No. 1, dated March 1, 1995, to facilities Lease Agreement dated January 20, 1993 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995,as filed with the Securities and Exchange Commission of March 14, 1996.

Exhibit No.
-----------
  10.20 Amendment No. 2, dated May 15, 1995, to facilities Lease Agreement dated January 20, 1993 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995,as filed with the Securities and Exchange Commission of March 14, 1996.

  10.21 Amendment No. 3, dated September 1, 1995, to facilities Lease Agreement dated January 20, 1993 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995,as filed with the Securities and Exchange Commission of March 14, 1996.

  10.22 Amendment No. 4, dated December 1, 1995, to facilities Lease Agreement dated January 20, 1993 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

  10.23 Lease Agreement for Registrant's additional facilities in Wilsonville, Oregon dated November 7, 1995 - Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

  10.24 Credit Agreement by and between In Focus Systems, Inc. and Wells Fargo Bank, National Association, dated April 30, 1997.

  10.25 Shareholder Rights Plan B Incorporated by reference to the Company's previously filed Form 8-K dated July 16, 1997 and filed with the Securities and Exchange Commission on July 25, 1997.

   21          Subsidiaries of the Registrant

   23          Consent of Arthur Andersen LLP

   27          Financial data schedule

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 13, 1998           IN FOCUS SYSTEMS, INC.

                                   By /s/ JOHN V. HARKER
                                      ------------------------
                                   John V. Harker
                                   Chairman of the Board, President
                                   and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 1998:

Signature                          Title
---------                          -----

/s/ JOHN V. HARKER                 Chairman of the Board, President
------------------                 and Chief Executive Officer
John V. Harker                     (Principal Executive Officer)



/s/ MICHAEL D. YONKER              Vice President, Information Services
---------------------              Chief Financial Officer, Secretary and
Michael D. Yonker                  Treasurer
                                   (Principal Financial and Accounting
                                   Officer)



/s/ PETER D. BEHRENDT              Director
---------------------
Peter D. Behrendt


/s/ MICHAEL R. HALLMAN             Director
----------------------
Michael R. Hallman


/s/ JACK D. KUEHLER                Director
-------------------
Jack D. Kuehler


/s/ NOBUO MII                      Director
-------------
Nobuo Mii

Report of Independent Public Accountants


To the Board of Directors and Shareholders of In Focus Systems, Inc.:

We have audited the accompanying consolidated balance sheets of In Focus Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Focus Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.





Portland, Oregon,
  January 22, 1998

                          IN FOCUS SYSTEMS, INC.
                       CONSOLIDATED BALANCE SHEETS
                    (In thousands, except share amounts)

                                                         December 31,
                                                  -------------------------
                                                     1997           1996
                                                  ----------     ----------
ASSETS
Current Assets:
   Cash and cash equivalents                      $   37,950     $   33,935
   Marketable securities - held to maturity            7,220          4,263
   Accounts receivable, net of allowances of
      $4,835 and $3,942                               87,845         55,289
   Inventories, net                                   32,120         22,715
   Income taxes receivable                               310          1,305
   Deferred income taxes                               1,247          3,135
   Other current assets                                2,589          1,546
                                                  ----------     ----------
      Total Current Assets                           169,281        122,188

Marketable securities - held to maturity               3,500             -
Property and equipment, net of accumulated
   depreciation of $21,769 and $13,692                15,507         14,553
Deferred income taxes                                    516             -
Other assets, net                                      1,104          1,509
                                                  ----------     ----------
      Total Assets                                $  189,908     $  138,250
                                                  ----------     ----------
                                                  ----------     ----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                               $   47,818     $   22,210
   Payroll and related benefits payable                3,493          2,282
   Marketing cooperative payable                       1,176          1,604
   Other current liabilities                           4,392          2,983
                                                  ----------     ----------
      Total Current Liabilities                       56,879         29,079

Note payable                                              -             738
Deferred income taxes                                     -             473
Shareholders' Equity:
   Common stock, 30,000,000 shares authorized;
   shares issued and outstanding:  21,931,728
   and 21,386,972                                     51,733         47,912
   Additional paid-in capital                         11,278         10,080
   Retained earnings                                  70,018         49,968
                                                  ----------     ----------
      Total Shareholders' Equity                     133,029        107,960
                                                  ----------     ----------
      Total Liabilities and Shareholders' Equity  $  189,908     $  138,250
                                                  ----------     ----------
                                                  ----------     ----------

The accompanying notes are an integral part of these consolidated balance sheet.

                              IN FOCUS SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 1997, 1996 and 1995
                   (In thousands, except per share amounts)


                                                     1997           1996           1995
                                                  ----------     ----------     ----------
Revenue                                           $  315,761     $  258,475     $  202,821
Cost of sales                                        230,503        185,313        126,148

                                                  ----------     ----------     ----------
Gross profit                                          85,258         73,162         76,673

Operating expenses:
   Marketing and sales                                32,726         30,152         25,265
   Engineering                                        18,222         18,545         11,882
   General and administrative                          7,852          7,535          6,585
                                                  ----------     ----------     ----------
                                                      58,800         56,232         43,732

                                                  ----------     ----------     ----------
Income from operations                                26,458         16,930         32,941

Other income (expense):
   Interest expense                                      (79)           (45)            -
   Interest income                                     2,025          1,597          2,010
   Other, net                                           (129)           272           (417)
                                                  ----------     ----------     ----------
                                                       1,817          1,824          1,593

                                                  ----------     ----------     ----------
Income before provision for income taxes              28,275         18,754         34,534
Provision for income taxes                             8,225          5,622         11,842
                                                  ----------     ----------     ----------
Net income                                        $   20,050     $   13,132     $   22,692
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Basic net income per share                        $     0.93     $     0.60     $     1.04
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

Diluted net income per share                      $     0.90     $     0.58     $     0.99
                                                  ----------     ----------     ----------
                                                  ----------     ----------     ----------

  The accompanying notes are an integral part of these consolidated statements.

                                    IN FOCUS SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                    For the Years Ended December 31, 1997, 1996 and 1995
                            (In thousands, except share amounts)

                                                         Common Stock           Additional                       Total
                                                  ------------------------        Paid-In       Retained     Shareholders'
                                                    Shares          Amount        Capital       Earnings        Equity
                                                  ----------     ----------     ----------     ----------    -------------
Balance at December 31, 1994                      23,071,538     $   52,250     $    5,215     $   28,703     $   86,168

Exercise of Common Stock Options                     779,410          4,155              -              -          4,155
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                             -              -          2,512              -          2,512
Stock repurchase                                  (2,000,000)       (10,000)             -         (8,000)       (18,000)
Net income                                                 -              -              -         22,692         22,692
                                                  ----------     ----------     ----------     ----------     ----------

Balance at December 31, 1995                      21,850,948         46,405          7,727         43,395         97,527

Exercise of Common Stock Options                     536,024          3,731              -              -          3,731
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                             -              -          2,353              -          2,353
Stock repurchase                                  (1,000,000)        (2,224)             -         (6,559)        (8,783)
Net income                                                 -              -              -         13,132         13,132
                                                  ----------     ----------     ----------     ----------     ----------

Balance at December 31, 1996                      21,386,972         47,912         10,080         49,968        107,960

Exercise of Common Stock Options                     544,756          3,821              -              -          3,821
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                             -              -          1,198              -          1,198
Net income                                                 -              -              -         20,050         20,050
                                                  ----------     ----------     ----------     ----------     ----------

Balance at December 31, 1997                      21,931,728     $   51,733     $   11,278     $   70,018     $  133,029
                                                  ----------     ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------     ----------

  The accompanying notes are an integral part of these consolidated statements.

                           IN FOCUS SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997, 1996 and 1995
                             (In thousands)

                                                                    1997           1996           1995
                                                                 ----------     ----------     ----------
Cash  flows from operating activities:
   Net income                                                    $   20,050     $   13,132     $   22,692
   Adjustments to reconcile net income to net cash flows
     provided by (used in) operating activities:
      Depreciation and amortization                                   8,190          6,235          3,740
      Other non-cash expenses                                           257             49            431
      (Increase) decrease in:
         Accounts receivable, net                                   (32,556)        (5,926)       (18,804)
         Inventories, net                                            (9,405)       (11,948)           665
         Income taxes receivable, net                                   995         (3,433)             -
         Deferred income taxes                                          899         (1,579)          (280)
         Other current assets                                        (1,043)           621           (752)
      Increase (decrease) in:
         Income taxes payable, net                                        -              -          1,532
         Accounts payable                                            25,608            734         13,835
         Payroll and related benefits payable                         1,211            206            279
         Marketing cooperative payable                                 (428)             8          1,012
         Other current liabilities                                    1,409          1,024            283
                                                                 ----------     ----------     ----------
           Net cash provided by (used in) operating activities       15,187           (877)        24,633

Cash flows from investing activities:
   Restricted cash                                                        -          1,000              -
   Purchase of marketable securities-held to maturity               (11,018)       (10,742)       (22,910)
   Maturities of marketable securities-held to maturity               4,561         25,098         35,672
   Payments for purchase of property and equipment                   (8,981)        (7,988)        (7,265)
   Other assets, net                                                    198            146           (576)
                                                                 ----------     ----------     ----------
           Net cash provided by (used in) investing activities      (15,240)         7,514          4,921

Cash flows from financing activities:
   Payment under note payable guarantee                                   -              -         (3,232)
   Payments under note payable                                         (951)          (168)             -
   Proceeds from sale of common stock                                 3,821          3,731         4,155
   Income tax benefit of non-qualified stock option
    exercises and disqualifying dispositions                          1,198          2,353         2,512
   Stock repurchase                                                       -         (8,783)       (18,000)
                                                                 ----------     ----------     ----------
           Net cash provided by (used in) financing activities        4,068         (2,867)       (14,565)
                                                                 ----------     ----------     ----------

Increase in cash and cash equivalents                                 4,015          3,770         14,989

Cash and cash equivalents:
   Beginning of period                                               33,935         30,165         15,176
                                                                 ----------     ----------     ----------
   End of period                                                 $   37,950     $   33,935     $   30,165
                                                                 ----------     ----------     ----------
                                                                 ----------     ----------     ----------


  The accompanying notes are an integral part of these consolidated statements.

                              IN FOCUS SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (NUMBERS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE INDICATED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of In Focus Systems, Inc. (the "Company") and its wholly-owned subsidiaries, In Focus Systems FSC, Inc., formed February 1, 1990 and In Focus Services, Inc. formed August 4, 1994. As of January 1, 1998, In Focus Services, Inc. was dissolved. All significant intercompany accounts and transactions have been eliminated. In January 1998, the Company announced a 2 for 1 stock split of its Common Stock for holders of record of the Company's Common Stock on February 10, 1998. All share and per share amounts have been retroactively adjusted to reflect this stock split. See
Note 11. below.

NATURE OF OPERATIONS
The Company develops, manufactures and markets multimedia projection products and services to present video, audio, graphics and data from personal computers, workstations, VCRs and laser disc players. The Company's products are used in businesses, schools and government agencies for training sessions, meetings, sales presentations, technical seminars and other applications involving the sharing of computer-generated and/or video information with an audience. The Company's products are compatible with all major personal computers and most video sources used in business and education. The Company also provides creative presentation services to Fortune 500 and other companies.

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

CASH EQUIVALENTS AND MARKETABLE SECURITIES
Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate debt instruments. The Company's marketable securities are all classified as "held to maturity" as the Company has the intent and ability to hold the securities until maturity. Accordingly, these securities are carried at amortized cost. See Note 2 below.

REVENUE RECOGNITION
Revenue from the sale of products is recognized at time of shipment to the customer. The Company maintains a reserve for sales returns and allowances. Reserves are also established when the Company establishes a price protection program for a particular product or products. The Company has incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals. Estimated rebates are netted against revenue in the month in which revenue is recognized.

PRODUCT WARRANTY
Estimated warranty costs are provided at the time of sale of the warranted products.

CONCENTRATIONS OF RISK
The Company generally attempts to procure components from multiple sources. Certain components, however, including LCDs, DMDs and plastic housing parts, are purchased from single or limited sources.

The Company sells its products to a large number of customers worldwide. At December 31, 1997, four customers each represented between 5.0 percent and 10.1 percent of total accounts receivable and at December 31, 1996, four customers each represented between 5.0 percent and 6.5 percent of total accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains a reserve for potential credit losses. Historically, the Company has not incurred significant losses related to its accounts receivable.

The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk and, by policy, limits the amount of credit exposure to any one financial institution. The Company has not experienced any losses on its investments.

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

RESEARCH AND DEVELOPMENT
Included in engineering expenses are expenditures for research and development of products, which are expensed as incurred, of approximately $11,671, $11,693 and $7,613 for the years ended December 31, 1997, 1996 and 1995, respectively.

ADVERTISING COSTS
Advertising costs, which are included in sales and marketing expenses, are expensed as incurred. Advertising expense was approximately $5,593, $5,245 and $3,274 in 1997, 1996 and 1995, respectively.

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

NET INCOME PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and
dilutive common equivalent shares outstanding.   Prior period amounts have been
restated to conform with the presentation requirements of SFAS 128. Following is a reconciliation of basic EPS and diluted EPS:


  Year Ended December 31,        1997                              1996                              1995
-------------------------------  -----------------------------     -------------------------------   ---------------------------
                                                         Per                                Per                            Per
                                                        Share                              Share                          Share
  BASIC EPS                      Income      Shares     Amount     Income      Shares      Amount    Income     Shares    Amount
                                 -----------------------------     -------------------------------   ---------------------------
  Income available to Common
   Shareholders                  $ 20,050    21,653     $ 0.93     $ 13,132    21,724     $ 0.60     $ 22,692   21,888    $ 1.04
                                                        ------                            ------                          ------
  EFFECT OF DILUTIVE SECURITIES
  Stock Options                     -           696                   -           836                   -        1,000
                                 ------------------                ------------------                -----------------
  DILUTED EPS
  Income available to Common
   Shareholders                  $ 20,050    22,349     $ 0.90     $ 13,132    22,560     $ 0.58     $ 22,692   22,888    $ 0.99
                                                        ------                            ------                          ------

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

                                December 31,     December 31,
                                   1997              1996
                             ----------------  ----------------
                             Held to Maturity  Held to Maturity
                             ----------------  ----------------

        Fair Market Value           $  10,850         $  4,354
                             ----------------  ----------------
                             ----------------  ----------------
        Amortized Cost:
          State and Local
          Government                   10,720            4,263
                             ----------------  ----------------
               Total                $  10,720         $  4,263
                             ----------------  ----------------
                             ----------------  ----------------
        Maturity Information:
          Less than one year            7,220            4,263
          One to five years             3,500              --
                             ----------------  ----------------
               Total                $  10,720         $  4,263
                             ----------------  ----------------
                             ----------------  ----------------

3.   INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. The Company realizes tax benefits as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. Tax benefits of $1,198, $2,353 and $2,512 were credited to paid-in capital in 1997, 1996 and 1995, respectively.

The provision for income taxes is as follows:

 December 31,                1997             1996                1995
-----------------------   ----------       ----------          ----------
 FEDERAL:
    Current               $    6,630       $    6,462          $   10,898
    Deferred                     839           (1,306)               (280)
                          ----------       ----------          ----------
                               7,469            5,156              10,618
 STATE:
    Current                      696              739               1,224
    Deferred                      60             (273)                 --
                          ----------       ----------          ----------
                                 756              466               1,224
                          ----------       ----------          ----------

           Total          $    8,225       $    5,622          $   11,842
                          ----------       ----------          ----------
                          ----------       ----------          ----------

Total deferred income tax assets at December 31, 1997 and 1996 were $5,465 and $3,413, respectively. Total deferred income tax liabilities at December 31, 1997 and 1996 were $3,702 and $751, respectively. Individually significant temporary differences at December 31, 1997 include accounts receivable reserves, which were recorded as deferred assets of $1,700. Individually significant temporary differences at December 31, 1996 include accounts receivable reserves, which were recorded as deferred assets of $1,497. The Company has not recorded a valuation allowance against the deferred tax assets, as they are realizable as a result of past income and available income tax carrybacks.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

 For the Year Ended December 31,             1997        1996        1995
---------------------------------------    --------    --------   --------
 Statutory federal income tax rate           35.0  %     35.0  %    35.0  %
 State taxes, net of federal income tax
 benefit                                      1.7         3.5        2.1
 Research and development tax credit         (2.7)       (1.6)      (0.7)
 Foreign sales corporation tax benefit       (3.1)       (3.1)      (0.9)
 Tax exempt interest                         (1.7)       (2.4)      (1.6)
 Other                                       (0.1)       (1.4)       0.4
                                           --------    --------   --------
 Effective tax rate                          29.1  %     30.0  %     34.3  %
                                           --------    --------   --------
                                           --------    --------   --------

 4.  INVENTORIES:

 December 31,                                   1997             1996
--------------------------------------       ---------        --------
 Raw materials and components               $   11,774      $    6,259
 Work-in-process                                 2,240           1,148
 Finished goods                                 18,106          15,308
                                             ---------        --------
                                            $   32,120      $   22,715
                                             ---------        --------
                                             ---------        --------


5.   PROPERTY AND EQUIPMENT:

 December 31,                                 1997               1996
--------------------------------------    ---------           --------
 Furniture and fixtures                  $    3,160           $  3,030
 Manufacturing equipment                     12,797              7,496
 Engineering equipment                        1,663              1,344
 Computer equipment                          18,244             14,889
 Leasehold improvements                       1,412              1,486
                                          ---------           --------
                                             37,276             28,245
 Less accumulated depreciation              (21,769)           (13,692)
                                          ---------           --------
                                        $    15,507          $  14,553
                                          ---------           --------
                                          ---------           --------

6.   LINE OF CREDIT

In April 1997, the Company entered into an unsecured $10.0 million line of credit with a commercial bank. The line of credit bears interest, at the Company's election, at one of the following: 1) the bank's prime rate, 2) LIBOR plus .65 percent, or 3) at a fixed rate as quoted to the borrower by the bank on
the date of borrowing.   The LIBOR rate on December 31, 1997 was 5.7 percent.
The line of credit expires on June 30, 1999. The line of credit agreement contains certain liquidity, tangible net worth and pre-tax profit covenants. At December 31, 1997 the Company was in compliance with all of the covenants and had no outstanding balance under the line of credit.

7.   LEASE OBLIGATIONS:

The Company leases its facilities and certain improvements under a noncancelable operating lease, which expires in December 1998 and has a five-year renewal option. The Company also leases space in Memphis, Tennessee for its creative presentation operations, which expires in 2002.

Future minimum lease payments under the noncancelable operating leases as of December 31, 1997 are as follows (there were no capital leases at December 31, 1997):

          Year ending December 31,
          1998                               $    2,182
          1999                                      220
          2000                                      220
          2001                                      220
          2002                                       73
                                             ----------
          Total minimum lease payments       $    2,915
                                             ----------
                                             ----------


Rental expense for the years ended December 31, 1997, 1996 and 1995 was $2,305, $2,268 and $1,305, respectively.


8.   SHAREHOLDERS' EQUITY:

GENERAL
In connection with the formation of a joint venture, the Company sold 4,424 shares of Common Stock to Motorola at $5 per share under a Stock Purchase Agreement. Under the terms of the agreement, Motorola was granted limited preemptive rights to future issuances of the Company's Common Stock and the Company was granted the right of first refusal in the event shares owned by Motorola are sold. In March 1995, the Company bought 2,000 shares of its Common Stock from Motorola for $9 per share. Motorola sold additional shares of the Company's Common Stock from time to time throughout 1995 and at December 31, 1995, Motorola held no shares of the Company's Common Stock.

In July 1996, the Company completed the repurchase of a total of 1,000 shares of its Common Stock at an average price of $8.80 per share, for a total of $8,785, which was paid out of existing cash balances.

COMMON SHARE PURCHASE RIGHTS
In July 1997, the Company declared a dividend distribution of one common share purchase right for each outstanding share of the Company's Common Stock (the "Rights"). If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's exercise price, a number of common shares of the Company having a market value at the time of twice the exercise price. The exercise price is $65. Rights held by the Acquiring Person will become void and will not be exercisable to purchase shares at the bargain purchase price. An Acquiring Person is defined as a person who acquires 20 percent or more of the outstanding common shares of the Company. In effect, this would enable a holder of Rights (other than an Acquiring Person) to purchase $65 worth of Common Stock at half price. The Company's Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 20 percent or more of the outstanding Common Stock.

STOCK OPTION PLANS
The Company's 1988 Combination Stock Option Plan, as amended (the "Option Plan") provides for the issuance of incentive stock options to employees of the Company and nonstatutory stock options to employees, officers, directors and consultants
of the Company.   At December 31, 1997, the Company had 3,630 shares of Common
Stock reserved for issuance under the Option Plan. Under the Option Plan, the exercise price of incentive stock options cannot be less than fair market value at date of grant and the exercise price of a nonstatutory stock options cannot be less than 50 percent of fair market value at the date of grant or book value per share at the end of the preceding fiscal year. Options granted generally vest over a four-year period and expire ten years from the date of grant. The Option Plan expires December 21, 1998. Subject to shareholder approval at the Company's 1998 Annual Meeting of Shareholders, the Company's Board of Directors has approved the 1998 Stock Incentive Plan covering 1,500 shares of the Company's Common Stock.

Activity under the Option Plan is summarized as follows:

                                         Shares       Share         Weighted
                                       Available     Subject         Average
                                       for Grant   to Options    Exercise Price
                                     ------------ ------------   --------------
 Balances, December 31, 1994              1,944          2,505       $  6.62
 Options granted                         (1,302)         1,302         12.90
 Options canceled                           236           (236)         8.37
 Options exercised                            -           (779)         5.33
                                     ------------ ------------   --------------
 Balances, December 31, 1995                878          2,792          9.76
 Additional shares reserved               1,000              -             -
 Options granted                         (2,104)         2,104         12.13
 Options canceled                         1,378         (1,378)        15.83
 Options exercised                            -           (536)         6.96
                                     ------------ ------------   --------------
 Balances, December 31, 1996              1,152          2,982          9.14
 Options granted                         (1,212)         1,212         12.21
 Options canceled                           550           (550)         9.97
 Options exercised                            -           (504)         7.05
                                     ------------ ------------   --------------
 Balances, December 31, 1997                490          3,140      $  10.51
                                     ------------ ------------   --------------
                                     ------------ ------------   --------------

The Company's Directors' Stock Option Plan, as amended (the "Directors' Plan") provides for the issuance of stock options covering a total of 400 shares of the Company's Common Stock to directors of the Company who have not, at any time during the year preceding the grant of a stock option under the Directors' Plan, been an employee of the Company or its subsidiaries ("Eligible Directors"). The Directors' Plan provides for the automatic grant of options to purchase 20 shares of the Company's Common Stock on the date the director becomes an eligible director and options to purchase 10 shares of the Company's Common Stock on each anniversary of that date through August 21, 2002. The Directors' Plan also provides for the automatic grant of options to each Eligible Director on a quarterly basis in lieu of the payment of a retainer and attendance fees. All Director options vest six months after the date of grant.

At December 31, 1997 the Company has reserved 360 shares of Common Stock for
issuance under the Directors' Plan.   Activity under the Directors' Plan is as
follows:

                                        Shares         Shares       Weighted
                                      Available     Subject to       Average
                                      for Grant       Options    Exercise Price
                                    -------------  ------------  --------------
 Balances, December 31, 1994              332             68          $  6.49
 Options granted                          (40)            40            16.13
                                    -------------  ------------  --------------
 Balances, December 31, 1995              292            108            10.06
 Options granted                          (70)            70            10.76
                                    -------------  ------------  --------------
 Balances, December 31, 1996              222            178            10.34
 Options granted                          (78)            78            11.86
 Options canceled                          22            (22)           11.01
 Options exercised                          -            (40)            6.36
                                    -------------  ------------  --------------
 Balances, December 31, 1997              166            194          $ 11.72
                                    -------------  ------------  --------------
                                    -------------  ------------  --------------

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

The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1997, 1996 and 1995 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions for grants:


 For the Year Ended December 31,
                                             1997          1996           1995
----------------------------------        ---------      ---------      --------
 Risk-free interest rate                    6.25%            6%              6%
 Expected dividend yield                       0%            0%              0%
 Expected lives (years)                        5             5               5
 Expected volatility                        73.1%         74.7%           72.0%

Using the Black-Scholes methodology, the total value of options granted during 1997, 1996 and 1995 was $10,030, $14,048 and $10,982, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years under the Option Plan and six months under the Directors'
Plan). The weighted average fair value of options granted during 1997, 1996 and 1995 was $7.77 per share, $6.46 per share and $8.19 per share, respectively, for options granted at fair market value. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

 For the Year Ended
 December 31,                 1997              1996               1995
---------------------------------------  ----------------   -----------------
                         As       Pro       As       Pro        As        Pro
                      Reported   Forma   Reported   Forma    Reported    Forma
                      --------  -------  --------  -------   --------   --------
 Net income           $ 20,050  $15,514  $ 13,132  $ 9,225   $ 22,692   $ 21,313
 Net income per
 share - basic          $ 0.93   $ 0.72    $ 0.60   $ 0.42     $ 1.04     $ 0.97
 Net income per
 share - diluted        $ 0.90   $ 0.72    $ 0.58   $ 0.42     $ 0.99     $ 0.96


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1997:


               Options Outstanding                                  Options Exercisable
-------------------------------------------------------------    --------------------------
                                         Weighted
                                          Average       Weighted      Number of      Weighted
 Range of                  Number        Remaining       Average       Shares        Average
 Exercise                Outstanding    Contractual     Exercise     Exercisable     Exercise
  Prices                 at 12/31/97     Life (years)    Price        at 12/31/97     Price
-----------              -----------    ------------   -----------    -----------    ---------
 $4.63-8.00                  368            6.14        $  6.18            300         $5.99
  8.06-8.25                  860            8.25           8.25            268          8.25
 8.38-10.60                  688            8.84           9.54            126          9.69
10.63-13.75                  804            8.67          12.10            184         12.94
14.13-18.38                  614            9.11          15.64            140         16.07
-----------              -----------    ------------   -----------    -----------    ---------
$4.63-18.38                3,334            8.40         $10.58          1,018         $9.69
-----------              -----------    ------------   -----------    -----------    ---------
-----------              -----------    ------------   -----------    -----------    ---------



At December 31, 1996 and 1995, 976 and 812 options, respectively, were exercisable at weighted average exercise prices of $8.72 per share and $6.87 per share, respectively.


9.   SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of cash flow information is as follows:

For the Year Ended December 31,                   1997        1996       1995
------------------------------------------    ----------   ----------  ----------
Cash paid during the period for interest      $       78   $       39  $        -
Cash paid during the period for income             5,361        8,861       8,078
taxes
Property acquired through note payable                 -          566           -

10.   EXPORT SALES AND MAJOR CUSTOMERS:

The Company markets its products in the United States and internationally. Geographic revenue information is as follows:

For the Year Ended December 31,                   1997        1996       1995
------------------------------------------    ----------   ----------  ----------
United States                                 $  184,215   $  152,285  $  123,933
Europe                                            73,761       66,045      49,555
Other                                             57,785       40,145      29,333
                                              ----------   ----------  ----------
                                              $  315,761   $  258,475  $  202,821
                                              ----------   ----------  ----------
                                              ----------   ----------  ----------

No customers accounted for 10 percent or more of revenue in the years ended December 31, 1997, 1996 or 1995.


11.  SUBSEQUENT EVENT

In January 1998, the Company announced a 2 for 1 stock split of its Common Stock for holders of record of the Company's Common Stock on February 10, 1998. All share and per share amounts have been retroactively adjusted to reflect this stock split.

                       Report of Independent Public Accountants
                           on Financial Statement Schedule

To the Board of Directors and Shareholders of In Focus Systems, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in In Focus Systems, Inc.'s 1997 Annual Report on Form 10-K, and have issued our report thereon dated January 22, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.




January 22, 1998                                     ARTHUR ANDERSEN LLP

                                                                     SCHEDULE II

                              In Focus Systems, Inc.
                         Valuation and Qualifying Accounts
                   Years Ended December 31, 1995, 1996, and 1997
                                   (in thousands)

--------------------------------------------------------------------------------------------------------------------------
          Column A                                 Column B                Column C             Column D         Column E
--------------------------------------------------------------------------------------------------------------------------
                                                    Balance        Charged       Charged to                     Balance
                                                  at Beginning   to Costs and  Other Accounts-  Deductions-     at End
Description                                        of Period       Expenses       Describe      Describe (a)   of Period
--------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1995:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts               $   1,217      $     317      $       -       $   (350)      $  1,184
Sales allowances (b)                               $     863      $   7,175      $       -       $ (7,133)      $    905

Year Ended December 31, 1996:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts               $   1,184      $   1,040      $       -       $   (392)      $  1,832
Sales allowances (b)                               $     905      $  15,234      $       -       $(14,029)      $  2,110

Year Ended December 31, 1997:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts               $  1,832       $     78       $       -       $   (303)      $  1,607
Sales allowances (b)                               $  2,110       $ 17,886       $       -       $(16,768)      $  3,228


(a) Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b) The reserve for sales allowances is used for pricing adjustments made in accordance with the Company's pricing structure.