Form 10-Q
period 1998-03-31
IN FOCUS SYSTEMS INC
filed 1998-05-12
CIK 845434

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              ------------------------

                                     FORM 10-Q

                              ------------------------

       (Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998
                                         OR
       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the transition period from ______ to ____

                          Commission file number 000-18908

                              ------------------------

                               IN FOCUS SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)

               Oregon                                  93-0932102
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

27700B SW Parkway Avenue, Wilsonville, Oregon             97070
(Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code:  503-685-8888

                              ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X         No
   -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock without par value                        22,197,341
                (Class)                          (Outstanding at April 29, 1998)

                               IN FOCUS SYSTEMS, INC.
                                     FORM 10-Q
                                       INDEX

PART I - FINANCIAL INFORMATION                                           Page
------------------------------                                           ----
Item 1.  Financial Statements
         Consolidated Balance Sheets - March 31, 1998 and
         December 31, 1997                                                 2

         Consolidated Statements of Operations - Three Months
         Ended March 31, 1998 and 1997                                     3

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1998 and 1997                                     4

         Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        9

PART II - OTHER INFORMATION
---------------------------
Item 6.  Exhibits and Reports on Form 8-K                                  9

Signatures                                                                 10

                                IN FOCUS SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                         (In thousands, except share amounts)

                                                       March 31,   December 31,
                                                          1998        1997
                                                       ---------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents                        $  18,528    $  37,950
    Marketable securities - held to maturity            10,521        7,220
    Accounts receivable, net of allowances of $4,674    76,245       87,845
      and $4,835
    Inventories, net                                    50,518       32,120
    Income taxes receivable                              2,703          310
    Deferred income taxes                                1,247        1,247
    Other current assets                                 2,964        2,589
                                                      --------     --------
        Total Current Assets                           162,726      169,281

Marketable securities - held to maturity                 6,505        3,500
Property and equipment, net of accumulated
       depreciation of $24,435 and $21,769              15,099       15,507
Deferred income taxes                                      516          516
Other assets, net                                        2,134        1,104
                                                      --------     --------
        Total Assets                                 $ 186,980    $ 189,908
                                                      --------     --------
                                                      --------     --------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                 $  46,474    $  47,818
    Payroll and related benefits payable                 2,043        3,493
    Marketing cooperative payable                        1,543        1,176
    Other current liabilities                            4,301        4,392
                                                      --------     --------
        Total Current Liabilities                       54,361       56,879

Shareholders' Equity:
    Common stock, 30,000,000 shares authorized;
      shares issued and outstanding:  22,186,693
      and 21,931,728                                    53,677       51,733
    Additional paid-in capital                          12,320       11,278
    Retained earnings                                   66,622       70,018
                                                      --------     --------
       Total Shareholders' Equity                      132,619      133,029
                                                      --------     --------
       Total Liabilities and Shareholders' Equity    $ 186,980    $ 189,908
                                                      --------     --------
                                                      --------     --------

      The accompanying notes are an integral part of these balance sheets.

                                IN FOCUS SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except share amounts)

                                                    Three months ended March 31,
                                                         1998         1997
                                                       -------      -------
Revenue                                               $ 70,474     $ 64,764
Cost of sales                                           56,368       45,997
                                                       -------      -------
Gross profit                                            14,106       18,767

Operating expenses:
    Marketing and sales                                 11,202        6,964
    Engineering                                          5,940        3,998
    General and administrative                           2,160        1,766
                                                       -------      -------
                                                        19,302       12,728

                                                       -------      -------
Income (loss) from operations                           (5,196)       6,039

Other income (expense):
    Interest expense                                       -            (17)
    Interest income                                        311          515
    Other, net                                              41           32
                                                       -------      -------
                                                           352          530
                                                       -------      -------

Income (loss) before (provision for) benefit
  from income taxes                                     (4,844)       6,569
(Provision for) benefit from income taxes                1,448       (2,169)
                                                       -------      -------
Net income (loss)                                       (3,396)       4,400
                                                       -------      -------
                                                       -------      -------

Basic net income (loss) per share                     $  (0.15)    $   0.21
                                                       -------      -------
                                                       -------      -------

Diluted net income (loss) per share                   $  (0.15)    $   0.20
                                                       -------      -------
                                                       -------      -------

      The accompanying notes are an integral part of these statements.

                                IN FOCUS SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands, except share amounts)


                                                    Three months ended March 31,
                                                         1998         1997
                                                       -------      -------
Cash  flows from operating activities:
   Net income (loss)                                  $ (3,396)    $  4,400
   Adjustments to reconcile net income (loss) to
      net cash flows provided by (used in)
      operating activities:
         Depreciation and amortization                   2,672        2,108
         Other non-cash (income) expense                   (18)           4
         (Increase) decrease in:
            Accounts receivable, net                    11,600         (573)
            Inventories, net                           (18,398)      (6,009)
            Income taxes receivable                     (2,393)       1,305
            Other current assets                          (375)      (1,279)
         Increase (decrease) in:
            Income taxes payable                           -            656
            Accounts payable                            (1,344)       7,350
            Payroll and related benefits payable        (1,450)        (303)
            Marketing cooperative payable                  367         (810)
            Other current liabilities                      (91)        (419)
                                                       -------      -------
               Net cash provided by (used in)
                operating activities                   (12,826)       6,430

Cash flows from investing activities:
   Purchase of marketable securities-held to maturity   (7,806)      (2,498)
   Maturity of marketable securities-held to maturity    1,500        2,261
   Payments for purchase of property and equipment      (2,257)      (2,023)
   Other assets, net                                    (1,019)         279
                                                       -------      -------
               Net cash used in investing activities    (9,582)      (1,981)

Cash flows from financing activities:
   Proceeds from sale of common stock                    1,944          942
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions           1,042          353
                                                       -------      -------
               Net cash provided by financing
                activities                               2,986        1,295

Increase (decrease) in cash and cash equivalents       (19,422)       5,744

Cash and cash equivalents:
   Beginning of period                                  37,950       33,935
                                                       -------      -------
   End of period                                      $ 18,528     $ 39,679
                                                       -------      -------
                                                       -------      -------

      The accompanying notes are an integral part of these statements.

                               IN FOCUS SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three-month periods ended March 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from In Focus Systems, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                                              March 31, 1998   December 31, 1997
                                              --------------   -----------------
Raw materials and components                     $11,818           $11,774
Work-in-process                                    1,408             2,240
Finished goods                                    37,292            18,106
                                                 -------           -------
                                                 $50,518           $32,120
                                                 -------           -------
                                                 -------           -------

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                Three Months  Ended March 31,
                                                    1998          1997
                                                  --------      --------
Cash paid during the period for income taxes        $154          $86
Cash paid during the period for interest               -           16

NOTE 4.  EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and
dilutive common equivalent shares outstanding.   Prior period amounts have been
restated to conform with the presentation requirements of SFAS 128.

Following is a reconciliation of basic EPS and diluted EPS:

Three Months Ended March 31,                      1998                                        1997
----------------------------                      -----------------------------------         -------------------------------
                                                                               Per                                      Per
BASIC EPS                                                                     Share                                    Share
                                                   Income        Shares       Amount          Income     Shares        Amount
Income (loss) available to Common
  Shareholders                                    $ (3,396)      22,041     $   (0.15)        $4,400      21,487       $ 0.21
                                                                            ---------                                  ------
DILUTED EPS
 Effect of dilutive stock options                        -            -                            -         626
                                                  ---------------------                        -----------------
Income (loss) available to Common
  Shareholders                                    $ (3,396)      22,041     $   (0.15)        $4,400      22,113       $ 0.20
                                                                            ---------                                  ------


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

RESULTS OF OPERATIONS
Revenue increased to $70.4 million in the first quarter of 1998 compared to $64.8 million in the first quarter of 1997, but decreased from $96.8 million in the fourth quarter of 1997. The Company's revenue in the first quarter of 1998 was derived virtually 100 percent from products manufactured in-house, 69 percent of which were products that were introduced within the last six months. The Company's revenues, and financial performance, were adversely affected in the first quarter of 1998 by the following factors: 1) quarter end order rates in the North American audio visual dealer and two tier wholesale channels fell significantly from historical quarter ending order rates; 2) inventory levels increased in the reseller channels due to slower sell through; and 3) extremely aggressive competitive pricing in the conference room and personal projector market segments.

The Company introduced and began shipping three new products in the first quarter of 1998: 1) the LP225, a low cost SVGA amorphous TFT projector aimed at the education and low end business markets; 2) the LP725, a high bright 750 lumen, 12 pound SVGA polysilicon projector aimed at the conference room environment; and 3) the LP740, the industry's first reflective silicon based SXGA projector aimed at super high-resolution business applications.

During the first quarter of 1998, International sales represented 57 percent of total revenue, including 13 percent from Asia Pacific countries, compared to 46 percent international revenue in the first quarter of 1997.

The Asian market grew at the same rate as the industry as a whole during 1997
and it is now the third largest market in the Company's industry.   The Company
has historically had very little market share in the Asian market and sees the growth in the Asian market as an opportunity to expand its revenue base in Japan
and China.*   Sales to most Asian companies have been, and continue to be, prepaid or guaranteed by letters of credit, thereby reducing receivables risk. The Company has a sales, service and support branch office in Singapore, but no operating subsidiaries in Asian countries.

The data video projector industry has experienced 20 to 25 percent average sales price (ASP) reductions per year over the last two years. Many of the Company's competitors are headquartered in Japan. The Company expects similar ASP reductions to occur in the industry in 1998.* Late in the first quarter of 1998, a series of increasingly competitive price reductions from a number of its competitors caused the Company to adjust its pricing downward, beyond original expectations for the first quarter, in order to stimulate orders.

The Company's parts contracts with Asian companies are denoted in U.S. dollars and contain clauses for price adjustments when there are significant fluctuations in currency rates. Accordingly, for purchases beginning the first day of the next quarter, parts costs are adjusted based upon changes in local currencies relative to the U.S. dollar.

Because there are multiple competitive products for the Company's resellers to choose from, the Company does not operate with a large backlog. Instead, the Company's customers generally order products for immediate delivery and the Company must respond to competitive prices and ship the product quickly or risk
losing the order.   However, as a result of orders from customers on credit hold and orders for newly introduced products, at March 31, 1998, the Company had backlog of approximately $24.0 million, compared to approximately $8.6 million at March 31, 1997 and $14.9 million at December 31, 1997. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 1998.* There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

The Company achieved gross margins of 20.0 percent in the first quarter of 1998 compared to 29.0 percent in the first quarter of 1997 and 27.6 percent in the fourth quarter of 1997. The decreases are primarily attributable to: 1) an aggressive competitive pricing environment; 2) lower product mix of higher margin products; 3) accelerated price reductions to end of life the LP720 and LP730; 4) price protection to help product sell through in the channel; and 5) reduced product shipments contributing to higher fixed costs per unit. The Company expects the competitive pricing environment will continue for the foreseeable future.* Accordingly, the Company is continuing its ongoing efforts to reduce manufacturing costs by working closely with its suppliers to reduce direct material costs, designing products with extensible platforms that use new and lower cost technologies and manufacturing higher volume products offshore. In addition, the Company continues to focus on adding value to projectors that use its own engine designs in order to become less reliant on more expensive out-sourced engines.

Marketing and sales expense increased to $11.2 million (15.6 percent of revenue) in the first quarter of 1998 compared to $7.0 million (10.8 percent of revenue) in the first quarter of 1997. The increase is primarily a result of expenditures in the first quarter of 1998 to build demand for the LP420 in two-tier wholesale distribution and adding sales and service infrastructure around the world, particularly in Europe and Japan.

Engineering expense increased to $5.9 million (8.4 percent of revenue) in the first quarter of 1998 from $4.0 million (6.2 percent of revenue) in the first quarter of 1997. This increase is primarily a result of timing for new product releases under development as well as a restructuring charge in the first quarter of 1998 in order to create a more efficient organization.

General and administrative expense increased to $2.2 million (3.1 percent of revenue) in the first quarter of 1998 from $1.8 million (2.7 percent of revenue)
in the first quarter of 1997.   The increase is primarily attributable to a
restructuring charge taken during the first quarter of 1998.

The total restructuring charge in the first quarter of 1998 was approximately $1.1 million.

Loss from operations was $5.2 million in the first quarter of 1998 compared to income from operations of $6.0 million (9.3 percent of revenue) in the first quarter of 1997, as a result of decreased sales and gross margins and the increased operating expenses as indicated above.

Income taxes are based on an estimated rate of 29.9 percent compared to 32.9 percent in the first quarter of 1997 and 29.1 percent for the year ended December 31, 1997. The decrease from the first quarter of 1997 is primarily a result of a larger benefit related to the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1998 working capital was $108.4 million, including $18.5 million of cash and cash equivalents and $10.5 million of marketable securities. In the first quarter of 1998, working capital decreased by $4.0 million and the current ratio remained constant at 3.0:1 at March 31, 1998 and December 31, 1997. Cash and cash equivalents decreased $19.4 million primarily due to cash used in operations of $12.8 million, the net purchase of $6.3 million of marketable securities and $2.3 million for purchases of property and equipment, offset by $1.9 million provided by the sale of common stock through the exercise of employee stock options and $1.0 million provided by the income tax benefit of non-qualified stock option exercises and disqualifying dispositions.

Accounts receivable decreased $11.6 million to $76.2 million at March 31, 1998 compared to $87.8 million at December 31, 1997 primarily as a result of lower than expected shipments in March 1998; accordingly cash receipts exceeded revenues for the quarter and receivables decreased. The Company's day's sales outstanding increased to 98 days at March 31, 1998 compared to 81 days at December 31, 1997 as a result of lower average sales per day in the first quarter of 1998 combined with slower than expected cash receipts from the Company's channel partners. At March 31, 1998, 77 percent of the Company's accounts receivable were current, 9 percent were 30 days or less past due and 14 percent were beyond 30 days past due.

Inventories increased $18.4 million to $50.5 million at March 31, 1998 from $32.1 million at December 31, 1997 primarily due to an increase in finished goods as a result of lower than anticipated shipments in March 1998 and, to a lesser degree, new product introduction delays late in the quarter. As a result of the above, annualized inventory turns were approximately 5.5 times for the quarter ended March 31, 1998 compared to approximately 10.4 times for the fourth quarter of 1997 on an annualized basis.

The $2.3 million of purchases of property, plant and equipment were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment in 1998 are expected to total approximately $10.0 million, primarily for new product tooling, operations and quality test equipment and information systems infrastructure.*

FACTORS THAT MAY EFFECT FUTURE RESULTS OF OPERATIONS

The Company has begun the process of making organizational changes that include a 10 percent executive pay cut, a closing of the slides manufacturing portion of the Genigraphics business and several other cost containment measures. These actions resulted in the Company laying off 12 percent of its workforce, thereby reducing annual compensation by approximately $2.8 million and reducing operating expenses by approximately $2.5 million per quarter going forward.*

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.

                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.
           EXHIBIT NO.
           3    1990 Restated Articles of Incorporation
           10   In Focus Systems, Inc. 1998 Stock Incentive Plan
           27.1 Financial Data Schedule
           27.2 Financial Data Schedule
           27.3 Financial Data Schedule

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:      April 29, 1998           IN FOCUS SYSTEMS, INC.


                                    By: /s/ John V. Harker
                                       -------------------------------
                                    John V. Harker
                                    Chairman of the Board, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By: /s/ Michael D. Yonker
                                       -------------------------------
                                    Michael D. Yonker
                                    Vice President, Information Services,
                                    Chief Financial Officer, Treasurer and
                                    Secretary (Principal Financial and
                                    Accounting Officer)