Form 10-Q
period 1998-06-30
IN FOCUS SYSTEMS INC
filed 1998-07-23
CIK 845434

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                              --------------------------

                                     FORM 10-Q

                              --------------------------


          (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1998
                                         OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
     For the transition period from      to
                                   ------  ------

                          Commission file number 000-18908

                             --------------------------

                               IN FOCUS SYSTEMS, INC.
                (Exact name of registrant as specified in its charter)


                 OREGON                                 93-0932102
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
             incorporation
            or organization)

       27700B SW PARKWAY AVENUE,                           97070
          WILSONVILLE, OREGON
    (Address of principal executive                     (Zip Code)
                offices)


        Registrant's telephone number, including area code:  503-685-8888

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
                     Yes    X           No
                         -------           -------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    COMMON STOCK WITHOUT PAR VALUE                        22,197,341
                (Class)                         (Outstanding at July 13, 1998)

                             IN FOCUS SYSTEMS, INC.
                                   FORM 10-Q
                                     INDEX



PART I - FINANCIAL INFORMATION                                              Page
Item 1.   Financial Statements

          Consolidated Balance Sheets -June 30, 1998 and December 31, 1997   2

          Consolidated Statements of Operations - Three and Six Months
          Ended June 30, 1998 and 1997                                       3

          Consolidated Statements of Cash Flows - Six Months
          Ended June 30, 1998 and 1997                                       4

          Notes to Consolidated Financial Statements                         5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                6

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        10


PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders               11

Item 6.   Exhibits and Reports on Form 8-K                                  11

Signatures                                                                  12

                           PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                               IN FOCUS SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share amounts)



                                                                    June 30,    December 31,
                                                                      1998           1997
                                                                   --------       --------
ASSETS
Current Assets:
    Cash and cash equivalents                                      $  9,284       $ 37,950
    Marketable securities - held to maturity                         15,924          7,220
    Accounts receivable, net of allowances of $4,677
      and $4,835                                                     73,780         87,845
    Inventories, net                                                 41,228         32,120
    Income taxes receivable                                           3,371            310
    Deferred income taxes                                             1,248          1,247
    Other current assets                                              4,621          2,589
                                                                   --------       --------
        Total Current Assets                                        149,456        169,281

Marketable securities - held to maturity                                -            3,500
Property and equipment, net of accumulated
       depreciation of $26,659 and $21,769                           14,475         15,507
Deferred income taxes                                                   515            516
Other assets, net                                                     2,082          1,104
                                                                   --------       --------
        Total Assets                                               $166,528       $189,908
                                                                   --------       --------
                                                                   --------       --------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                               $ 27,883       $ 47,818
    Payroll and related benefits payable                              2,618          3,493
    Other current liabilities                                         4,535          5,568
                                                                   --------       --------
        Total Current Liabilities                                    35,036         56,879

Shareholders' Equity:
    Common stock, 50,000,000 shares authorized;
      shares issued and outstanding:  22,197,341
      and 21,931,728                                                 53,735         51,733
    Additional paid-in capital                                       12,339         11,278
    Retained earnings                                                65,418         70,018
                                                                   --------       --------
       Total Shareholders' Equity                                   131,492        133,029
                                                                   --------       --------
       Total Liabilities and Shareholders' Equity                  $166,528       $189,908
                                                                   --------       --------
                                                                   --------       --------


        The accompanying notes are an integral part of these balance sheets.

                               IN FOCUS SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share amounts)



                                                   Three months ended June 30,   Six months ended June 30,
                                                       1998           1997          1998           1997
                                                    --------       --------       --------       --------
Revenue                                             $ 72,346       $ 74,594       $142,820       $139,358
Cost of sales                                         57,397         54,991        113,765        100,988

                                                    --------       --------       --------       --------
Gross profit                                          14,949         19,603         29,055         38,370

Operating expenses:
    Marketing and sales                               10,218          7,212         21,420         14,176
    Engineering                                        4,732          4,455         10,672          8,453
    General and administrative                         1,644          1,883          3,804          3,649
                                                    --------       --------       --------       --------
                                                      16,594         13,550         35,896         26,278

                                                    --------       --------       --------       --------
Income (loss) from operations                         (1,645)         6,053         (6,841)        12,092

Other income (expense):
    Interest expense                                     (79)           (14)           (79)           (31)
    Interest income                                      271            469            582            984
    Other, net                                          (281)           (30)          (240)             2
                                                    --------       --------       --------       --------
                                                         (89)           425            263            955

                                                    --------       --------       --------       --------
Income (loss) before income taxes                     (1,734)         6,478         (6,578)        13,047
(Provision for) benefit from income taxes                530         (1,629)         1,978         (3,798)
                                                    --------       --------       --------       --------
Net income (loss)                                   $ (1,204)      $  4,849       $ (4,600)      $  9,249
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Basic net income (loss) per share                   $  (0.05)      $   0.23       $  (0.21)      $   0.43
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------

Diluted net income (loss) per share                 $  (0.05)      $   0.22       $  (0.21)      $   0.42
                                                    --------       --------       --------       --------
                                                    --------       --------       --------       --------


          The accompanying notes are an integral part of these statements.

                               IN FOCUS SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)



                                                                       Six months ended June 30,
                                                                           1998           1997
                                                                        --------       --------
Cash  flows from operating activities:
   Net income (loss)                                                    $ (4,600)      $  9,249
   Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
         Depreciation and amortization                                     4,986          3,428
         Deferred income taxes                                               -             (357)
         Other non-cash expenses                                               8            213
         Equity in (income) loss of joint venture                            (26)            23
         (Increase) decrease in:
            Accounts receivable, net                                      14,065             73
            Inventories, net                                              (9,108)        (1,673)
            Income taxes receivable                                       (3,061)         1,305
            Other current assets                                          (2,032)          (377)
         Increase (decrease) in:
            Income taxes payable                                             -              968
            Accounts payable                                             (19,935)         4,187
            Payroll and related benefits payable                            (875)            43
            Other current liabilities                                     (1,033)          (592)
                                                                        --------       --------
               Net cash provided by (used in) operating activities       (21,611)        16,490

Cash flows from investing activities:
   Purchase of marketable securities-held to maturity                     (7,806)        (5,268)
   Maturity of marketable securities-held to maturity                      2,602          2,262
   Payments for purchase of property and equipment                        (3,908)        (3,588)
   Investment in joint venture                                                26            (23)
   Other assets, net                                                      (1,024)           263
                                                                        --------       --------
               Net cash used in investing activities                     (10,110)        (6,354)

Cash flows from financing activities:
   Principal payments on long-term debt                                      -             (107)
   Proceeds from sale of common stock                                      2,002          1,492
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                             1,053            402
                                                                        --------       --------
               Net cash provided by financing activities                   3,055          1,787

Increase (decrease) in cash and cash equivalents                         (28,666)        11,923

Cash and cash equivalents:
   Beginning of period                                                    37,950         33,935
                                                                        --------       --------
   End of period                                                        $  9,284       $ 45,858
                                                                        --------       --------
                                                                        --------       --------


          The accompanying notes are an integral part of these statements.

                               IN FOCUS SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
The financial information included herein for the three and six month periods ended June 30, 1998 and 1997 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from In Focus Systems, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES
Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                                   June 30, 1998  December 31, 1997
                                   -------------  -----------------
Raw materials and components          $10,627        $11,774
Work-in-process                         3,566          2,240
Finished goods                         27,035         18,106
                                      -------        -------
                                      $41,228        $32,120
                                      -------        -------
                                      -------        -------

NOTE 3: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                     Six months ended June 30,
                                                       1998           1997
                                                      ------         ------
Cash paid during the period for income taxes          $  283         $1,723
Cash paid during the period for interest                  79             30

NOTE 4: EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and
dilutive common equivalent shares outstanding.   Prior period amounts have been
restated to conform with the presentation requirements of SFAS 128.

Following is a reconciliation of basic EPS and diluted EPS:


Three Months Ended June 30,              1998                                         1997
--------------------------------      -------------------------------------        -------------------------------------
                                                                      Per                                          Per
                                                                     Share                                        Share
                                        Loss          Shares         Amount         Income         Shares         Amount
                                      -------------------------------------        -------------------------------------
BASIC EPS
Income (loss) available to
  Common Shareholders                 $(1,204)        22,195        $ (0.05)       $ 4,849         21,590        $  0.23
                                                                    -------                                      -------
                                                                    -------                                      -------
DILUTED EPS
Effect of dilutive stock options          -              -                             -              510
                                      ----------------------                       ----------------------
Income (loss) available to
  Common Shareholders                 $(1,204)        22,195        $ (0.05)       $ 4,849         22,100        $  0.22
                                                                    -------                                      -------
                                                                    -------                                      -------


Six Months Ended June 30,                1998                                         1997
--------------------------------      -------------------------------------        -------------------------------------
                                                                      Per                                          Per
                                                                     Share                                        Share
                                        Loss          Shares         Amount         Income         Shares         Amount
                                      -------------------------------------        -------------------------------------
BASIC EPS
Income (loss) available to
  Common Shareholders                 $(4,600)        22,138        $ (0.21)       $ 9,249         21,540        $  0.43
                                                                    -------                                      -------
                                                                    -------                                      -------
DILUTED EPS
Effect of dilutive stock options          -              -                             -              574
                                      ----------------------                       ----------------------
Income (loss) available to
  Common Shareholders                 $(4,600)        22,138        $ (0.21)       $ 9,249         22,114        $  0.42
                                                                    -------                                      -------
                                                                    -------                                      -------


Potentially dilutive securities at June 30, 1998 that are not included in the diluted EPS calculations because they would be antidilutive include 3,393 shares issuable pursuant to stock options and 32 shares of contingently issuable restricted stock.

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

RESULTS OF OPERATIONS
Revenue decreased to $72.3 million in the second quarter of 1998 from $74.6 million in the second quarter of 1997, and increased to $142.8 million for the six months ended June 30, 1998 from $139.4 million for the comparable period of 1997. The Company's revenue in the first two quarters of 1998 was derived almost entirely from products manufactured in-house and 88 percent of revenue in the second quarter was derived from products that were introduced within the last six months. The Company's revenues, and financial performance, were adversely affected in the first two quarters of 1998 by strong price competition that has been fueled by a weakened yen to the dollar. The Company's primary competitors are Asian companies. The decrease in average selling prices was partially offset by increases in units sold, with the number of units sold during the second quarter of 1998 increasing 5 percent over the first quarter of 1998 and 14 percent over the second quarter of 1997.

The Company introduced and began shipping three new products in the second quarter of 1998: 1) the LP425, a 700 lumen, 6.8 pound, SVGA projector built on the award-winning LP420 platform for the personal projection market; 2) the LP735, a 600 lumen XGA projector built on the award-winning LP730 platform for the conference room market; and 3) the LP1000, the industry's first 1000 lumen XGA projector built for the fixed installation market.

During the first two quarters of 1998, International sales represented 45 percent of total revenue, including 10 percent from Asia Pacific countries, compared to 43 percent international revenue in the first two quarters of 1997.

The Asian market grew at the same rate as the industry as a whole during 1997
and it is now the third largest market in the Company's industry.   The Company
has historically had very little market share in the Asian market and sees the growth in the Asian market as an opportunity to expand its revenue base in Japan
and China.*   Sales to most Asian companies have been, and continue to be, prepaid or guaranteed by letters of credit, thereby reducing receivables risk. The Company has a sales, service and support subsidiary in Singapore.

The data video projector industry has experienced 20 to 25 percent average sales price (ASP) reductions per year over the last two years. The Company has experienced similar ASP reductions already in the first half of 1998 and expects further ASP reductions in the second half of 1998 due to 1) over supply of product in North America and Europe due to the large number of manufacturers and weak markets in the Asia Pacific region and 2) a significant weakening of the yen relative to the dollar over the course of the second quarter, which resulted in Japanese competitors selling product at aggressive prices due to lower cost basis generated by the currency imbalance.*

The Company's parts contracts with Asian companies are denoted in U.S. dollars and contain clauses for price adjustments when there are significant fluctuations in currency rates. Accordingly, for purchases beginning the first day of the next quarter, parts costs are adjusted based upon changes in local currencies relative to the U.S. dollar.

Because there are multiple competitive products for the Company's resellers to choose from, the Company does not operate with a large backlog. Instead, the Company's customers generally order products for immediate delivery and the Company must respond to competitive prices and ship the product quickly or risk
losing the order.   However, as a result of orders from customers on credit hold and orders for newly introduced products, at June 30, 1998, the Company had backlog of approximately $15.9 million, compared to approximately $4.0 million at June 30, 1997 and $14.9 million at December 31, 1997. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 1998.* There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

The Company achieved gross margins of 20.3 percent in the first six months of 1998, with 20.7 percent achieved in the second quarter of 1998, compared to 27.5 percent in the first six months of 1997 and 26.3 percent in the second quarter of 1997. The decreases are primarily attributable to an aggressive competitive pricing environment and accelerated price reductions to end of life the LP720 and LP730, offset in part by a shift in mix in the second quarter of 1998 to higher margin products that incorporate engines designed and manufactured by the Company. The Company expects the competitive pricing environment will continue for the foreseeable future.* Accordingly, the Company is continuing its ongoing efforts to reduce manufacturing costs by working closely with its suppliers to reduce direct material costs, designing products with extensible platforms that use new and lower cost technologies and manufacturing higher volume products offshore. In addition, the Company continues to focus on adding value to projectors that use its own engine designs in order to become less reliant on more expensive out-sourced engines.

Marketing and sales expense increased to $10.2 million and $21.4 million, respectively (14.1 percent and 15.0 percent of revenue, respectively) for the three month and six month periods ended June 30, 1998 compared to $7.2 million and $14.2 million, respectively (9.7 percent and 10.2 percent of revenue, respectively) for the comparable periods of 1997. The increase is primarily a result of expenditures in the first quarter of 1998 to build demand for the LP420 in two-tier wholesale distribution, restructuring charges in the first and second quarter of 1998 and the addition of sales and service infrastructure around the world, particularly in Europe and Japan.

Engineering expense increased to $4.7 million and $10.7 million, respectively (6.5 percent and 7.5 percent of revenue, respectively) for the three month and six month periods ended June 30, 1998 compared to $4.5 million and $8.5 million, respectively (6.0 percent and 6.1 percent of revenue, respectively) for the comparable periods of 1997. This increase is primarily a result of timing for new product releases under development as well as a restructuring charge in the first and second quarters of 1998 in order to create a more efficient organization.

General and administrative expense remained relatively stable at $1.6 million and $3.8 million, respectively (2.3 percent and 2.7 percent of revenue, respectively) for the three month and six month periods ended June 30, 1998 compared to $1.9 million and $3.6 million, respectively (2.5 percent and 2.6 percent of revenue, respectively) for the comparable periods of 1997. The 1998 amounts include restructuring charges taken during the first and second quarters of 1998.

The total restructuring charge in the first and second quarters of 1998 was approximately $1.7 million.

Loss from operations was $1.6 million and $6.8 million, respectively for the three month and six month periods ended June 30, 1998 compared to income from operations of $6.1 million and $12.1 million (8.1 percent and 8.7 percent of revenue, respectively), for the comparable periods of 1997, primarily as a result of relatively flat revenue, decreased gross margins and increased operating expenses as indicated above.

Income taxes through June 30, 1998 are based on an estimated rate of 30.1 percent, which increased from 29.1 percent in the first six months of 1997 and
29.1 percent for the year ended December 31, 1997. The Company is expecting a rate of approximately 32.5 percent for the remainder of 1998 since the research and development tax credit expired on June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1998 working capital was $114.4 million, including $9.3 million of cash and cash equivalents and $15.9 million of marketable securities. In the first half of 1998, working capital increased by $2.0 million and the current ratio increased to 4.3:1 at June 30, 1998 from 3.0:1 at December 31, 1997. Cash and cash equivalents decreased $28.7 million primarily due to cash used in operations of $21.6 million, the net purchase of $5.2 million of marketable securities and $3.9 million for purchases of property and equipment, offset by $2.0 million provided by the sale of common stock through the exercise of employee stock options and $1.1 million provided by the income tax benefit of non-qualified stock option exercises and disqualifying dispositions.

Accounts receivable decreased $14.0 million to $73.8 million at June 30, 1998 compared to $87.8 million at December 31, 1997 primarily as a result of greater sales at the end of 1997 that have subsequently been collected. Accounts receivable remained relatively unchanged during the second quarter of 1998, primarily as a result of the sell-off of excess finished goods and end-of-life products that were in inventory at the end of the first quarter, combined with resellers working through the sell-off of existing inventories, which pushed out payment on some receivable balances. The Company's day's sales outstanding ("DSO") increased to 92 days at June 30, 1998 compared to 81 days at December 31, 1997 as a result of lower average sales per day in the first quarter of 1998 combined with slower than expected cash receipts from the Company's channel partners. DSO decreased, however, from 97 days at the end of the first quarter of 1998. At June 30, 1998, 71 percent of the Company's accounts receivable were current, 13 percent were 30 days or less past due and 16 percent were beyond 30 days past due.

Inventories increased $9.1 million to $41.2 million at June 30, 1998 from $32.1 million at December 31, 1997 primarily due to an increase in finished goods as a result new product introductions. Inventory decreased, however, from $50.5 million at the end of the first quarter of 1998, primarily as a result of efforts to slow down incoming purchases combined with the sell-off of finished goods on hand at the end of the first quarter of 1998 and the volume shipment of
new products during the second quarter.   The Company also completed the
end-of-life sell-off of the LP730 during the second quarter. As a result of the above, annualized inventory turns were approximately 5.5 times for the quarter ended June 30, 1998 compared to approximately 10.4 times for the fourth quarter of 1997 on an annualized basis.

The $3.9 million of purchases of property, plant and equipment during the first six months of 1998 were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment in 1998 are expected to total approximately $8.0 million, primarily for new product tooling, operations and quality test equipment and information systems infrastructure.*

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
During the first half of 1998, the Company made organizational changes that included the sale of Company's slides and transparency imaging and projector rental business (formerly provided by the Genigraphics business unit) and several other cost containment measures. These actions resulted in the Company laying off 18 percent of its workforce, thereby reducing annual compensation by approximately $4.8 million and reducing operating expenses, including compensation, by approximately $3.3 million per quarter going forward.*

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on April 22, 1998, at which the following actions were taken:

1. The shareholders elected the four nominees for director to the Board of Directors of the Company. The four directors elected, along with the voting results are as follows:

Name                  No. of Shares Voting For     No. of Shares Withheld Voting
----                  ------------------------     -----------------------------
Peter D. Behrendt             12,233,330                        93,001
Michael R. Hallman            12,229,730                        96,601
John V. Harker                12,232,530                        93,801
Nobuo Mii                     12,233,330                        93,001

2. The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 1998 (12,283,022 shares were voted affirmatively, 29,543 shares were voted negatively and 13,766 shares abstained from voting).

3. The shareholders approved the In Focus Systems, Inc. 1998 Stock Incentive Plan (5,141,824 shares were voted affirmatively, 3,998,344 shares were voted negatively, 69,990 shares abstained from voting and there were 3,116,173 broker non-votes).

4. The shareholders approved the amendment to Article III of the Company's 1990 Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 30 million shares to 50 million shares (11,778,060 shares were voted affirmatively, 512,115 shares were voted negatively and 36,156 shares abstained from voting).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as part of this report are listed below:
     EXHIBIT NUMBER AND DESCRIPTION
     3    1990 Restated Articles of Incorporation (1)
     10   In Focus Systems, Inc. 1998 Stock Incentive Plan (1)
     27   Financial Data Schedule

(1) Previously filed as exhibit 3 and 10, respectively, to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   July 17, 1998              IN FOCUS SYSTEMS, INC.


                                   By: /s/ JOHN V. HARKER
                                       -----------------------------
                                   John V. Harker
                                   Chairman of the Board, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


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