Form 10-Q
period 1998-09-30
IN FOCUS SYSTEMS INC
filed 1998-10-30
CIK 845434

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                            ---------------------------

                                     FORM 10-Q

                            ---------------------------

    (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                 For the quarterly period ended September 30, 1998
                                         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
     For the transition period from ___ to _____


                          Commission file number 000-18908

                         ----------------------------------

                               IN FOCUS SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)


                   OREGON                                  93-0932102
      (State or other jurisdiction of           (I.R.S. Employer Identification
 incorporation or organization)                               No.)

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

                    Yes     X                No
                         -------                 -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK WITHOUT PAR VALUE                      22,199,158
              (Class)                       (Outstanding at October 19, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               IN FOCUS SYSTEMS, INC.
                                     FORM 10-Q
                                       INDEX

PART I - FINANCIAL INFORMATION                                           Page
                                                                         ----
 Item 1.  Financial Statements

          Consolidated Balance Sheets -September 30, 1998 and December
          31, 1997                                                          2

          Consolidated Statements of Operations - Three Month and Nine
          Month Periods Ended September 30, 1998 and 1997                   3

          Consolidated Statements of Cash Flows - Nine Months Ended
          September 30, 1998 and 1997                                       4

          Notes to Consolidated Financial Statements                        5

 Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         6

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk        12

 PART II - OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                                 12

 Signatures                                                                 13

ITEM 1. FINANCIAL STATEMENTS
                               IN FOCUS SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share amounts)

                                                     September 30,  December 31,
                                                         1998           1997
                                                     -------------  ------------
ASSETS
Current Assets:
    Cash and cash equivalents                        $     26,054   $    37,950
    Marketable securities - held to maturity                9,103         7,220
    Accounts receivable, net of allowances of
      $6,142 and $4,835                                    72,706        87,845
    Inventories, net                                       33,448        32,120
    Income taxes receivable                                 3,804           310
    Deferred income taxes                                   1,156         1,247
    Other current assets                                    3,603         2,589
                                                     -------------  ------------
        Total Current Assets                              149,874       169,281

Marketable securities - held to maturity                      -           3,500
Property and equipment, net of accumulated
       depreciation of $28,194 and $21,769                 12,930        15,507
Deferred income taxes                                       1,105           516
Other assets, net                                           2,013         1,104
                                                     -------------  ------------
        Total Assets                                 $    165,922   $   189,908
                                                     -------------  ------------
                                                     -------------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                 $     25,100   $    47,818
    Payroll and related benefits payable                    1,966         3,493
    Other current liabilities                               5,636         5,568
                                                     -------------  ------------
        Total Current Liabilities                          32,702        56,879

Shareholders' Equity:
    Common stock, 50,000,000 shares authorized;
      shares issued and outstanding:  22,199,158
      and 21,931,728                                       53,747        51,733
    Additional paid-in capital                             12,347        11,278
    Retained earnings                                      67,126        70,018
                                                     -------------  ------------
       Total Shareholders' Equity                         133,220       133,029
                                                     -------------  ------------
       Total Liabilities and Shareholders' Equity    $    165,922   $   189,908
                                                     -------------  ------------
                                                     -------------  ------------


        The accompanying notes are an intergral part of these balance sheets.

                               IN FOCUS SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF INCOME
                        (In thousands, except share amounts)


                                                    Three months ended September 30,       Nine months ended September 30,
                                                    --------------------------------       -------------------------------
                                                        1998                 1997             1998                1997
                                                    -----------          -----------       -----------         -----------
Revenue                                             $   75,308           $   79,559        $  218,128          $  218,917
Cost of sales                                           59,646               59,356           173,411             160,344

                                                    -----------          -----------       -----------         -----------
Gross profit                                            15,662               20,203            44,717              58,573

Operating expenses:
    Marketing and sales                                  9,057                7,934            30,477              22,110
    Engineering                                          4,500                4,734            15,172              13,187
    General and administrative                           1,686                1,980             5,490               5,629
                                                    -----------          -----------       -----------         -----------
                                                        15,243               14,648            51,139              40,926

                                                    -----------          -----------       -----------         -----------
Income (loss) from operations                              419                5,555            (6,422)             17,647

Other income (expense):
    Interest expense                                        (1)                 (39)              (80)                (70)
    Interest income                                        245                  520               827               1,504
    Other, net                                             168                  (45)              (72)                (43)
                                                    -----------          -----------       -----------         -----------
                                                           412                  436               675               1,391

                                                    -----------          -----------       -----------         -----------
Income (loss) before income taxes                          831                5,991            (5,747)             19,038
(Provision for) benefit from income taxes                  877               (1,805)            2,855              (5,603)
                                                    -----------          -----------       -----------         -----------
Net income (loss)                                   $    1,708           $    4,186        $   (2,892)         $   13,435
                                                    -----------          -----------       -----------         -----------
                                                    -----------          -----------       -----------         -----------

Basic net income (loss) per share                   $     0.08           $     0.19        $    (0.13)         $     0.63
                                                    -----------          -----------       -----------         -----------
                                                    -----------          -----------       -----------         -----------

Diluted net income (loss) per share                 $     0.08           $     0.19        $    (0.13)         $     0.61
                                                    -----------          -----------       -----------         -----------
                                                    -----------          -----------       -----------         -----------



           The accompanying notes are an integral part of these statements.

                               IN FOCUS SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)


                                                          Nine months ended September 30,
                                                          -------------------------------
                                                              1998                1997
                                                           ----------         ----------
Cash flows from operating activities:
   Net income (loss)                                       $  (2,892)         $  13,435
   Adjustments to reconcile net income (loss) to net
      cash flows provided by (used in) operating
      activities:
         Loss on sale of Genigraphics                             51                -
         Depreciation and amortization                         7,356              5,658
         Deferred income taxes                                  (498)              (636)
         Other non-cash expenses                                 (16)               258
         (Increase) decrease in:
            Accounts receivable, net                          14,862            (11,065)
            Inventories, net                                  (1,342)               910
            Income taxes receivable                           (3,494)             1,305
            Other current assets                                (387)            (1,009)
         Increase (decrease) in:
            Income taxes payable                                 -                1,100
            Accounts payable                                 (22,718)            10,543
            Payroll and related benefits payable              (1,527)              (186)
            Other current liabilities                             68                (63)
                                                           ----------         ----------
               Net cash provided by (used in)
                 operating activities                        (10,537)            20,250

Cash flows from investing activities:
   Purchase of marketable securities-held to maturity         (8,105)            (5,268)
   Maturity of marketable securities-held to maturity          9,722              4,261
   Payments for purchase of property and equipment            (5,242)            (5,795)
   Investment in joint venture                                    16                (45)
   Cash received from sale of Genigraphics                       230                -
   Other assets, net                                          (1,047)               289
                                                           ----------         ----------

               Net cash used in investing activities          (4,426)            (6,558)

Cash flows from financing activities:
   Principal payments on long-term debt                          -                 (951)
   Proceeds from sale of common stock                          2,014              1,856
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                 1,053                476
                                                           ----------         ----------
               Net cash provided by financing activities       3,067              1,381

Increase (decrease) in cash and cash equivalents             (11,896)            15,073

Cash and cash equivalents:
   Beginning of period                                        37,950             33,935
                                                           ----------         ----------
   End of period                                           $  26,054          $  49,008
                                                           ----------         ----------
                                                           ----------         ----------



           The accompanying notes are an integral part of these statements.

                               IN FOCUS SYSTEMS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (IN THOUSANDS)
                                    (UNAUDITED)


NOTE 1: BASIS OF PRESENTATION

The financial information included herein for the three-month and nine-month periods ended September 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from In Focus Systems, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: INVENTORIES

Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                                       September 30, 1998      December 31, 1997
                                       ------------------      -----------------
 Raw materials and components                $   9,916              $  11,774
 Work-in-process                                 1,817                  2,240
 Finished goods                                 21,715                 18,106
                                             ---------              ---------
                                             $  33,448              $  32,120
                                             ---------              ---------

NOTE 3: SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                Nine months ended September 30,
                                               --------------------------------
                                                   1998                1997
                                               ------------        ------------
 Cash paid during the period for income
   taxes                                              $ 337             $ 3,584
 Cash paid during the period for interest                80                  70
 Note received related to sale of
   Genigraphics                                         630                 -

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

Following is a reconciliation of basic EPS and diluted EPS:



THREE MONTHS ENDED SEPTEMBER 30,                 1998                                         1997
                                               ------------------------------------------    --------------------------------------
                                                                               Per Share                               Per Share
                                                    Loss           Shares        Amount       Income       Shares        Amount
                                               ------------------------------------------    --------------------------------------
BASIC EPS
Income available to Common Shareholders            $1,708          22,197       $ 0.08        $4,186       21,654         $0.19
                                                                                -------                                --------
DILUTED EPS
Effect of dilutive stock options                      -                23                        -            580
                                                --------------------------                   ---------------------
Income available to Common Shareholders            $1,708          22,220       $ 0.08        $4,186       22,234         $0.19
                                                                                -------                                --------


Nine Months Ended September 30,                  1998                                         1997
                                               ------------------------------------------    --------------------------------------
                                                                              Per Share                               Per Share
                                                    Loss           Shares       Amount        Income       Shares       Amount
                                               ------------------------------------------    --------------------------------------
BASIC EPS
Income (loss) available to Common
    Shareholders                                   $(2,892)        22,116      $(0.13)        $13,435      21,578         $0.63
                                                                              --------                                ---------
DILUTED EPS
Effect of dilutive stock options                       -              -                           -           574
                                                --------------------------                   ---------------------
Income (loss) available to Common
    Shareholders                                   $(2,892)        22,116      $(0.13)        $13,435      22,152         $0.61
                                                                              --------                                ---------


Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 3,456 and 3,531 shares, respectively, issuable pursuant to stock options, for the three and nine month periods ended September 30, 1998 and 37 shares of contingently issuable restricted stock. Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 411 and 402 shares, respectively, issuable pursuant to stock options, for the three and nine month periods ended September 30, 1997.

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

RESULTS OF OPERATIONS
Revenue decreased to $75.3 million in the third quarter of 1998 from $79.6 million in the third quarter of 1997, and to $218.1 million for the nine months ended September 30, 1998 from $218.9 million for the comparable period of 1997. The Company's revenue in the first three quarters of 1998 was derived almost entirely from products manufactured in-house and 86 percent of revenue in the third quarter was derived from products that were introduced within the last six months. The Company's revenues, and financial performance, were adversely affected in the first three quarters of 1998 by strong price competition that has been fueled by a weakened yen to the dollar. Price decreases in the third quarter of 1998 returned to more historical levels of 5 to 6 percent rather than the accelerated rates experienced in the first and second quarters of 1998.
SVGA products experienced greater pricing pressure than XGA products due to a slight shift in demand from SVGA to XGA and; a constrained supply of XGA products. The Company's primary competitors are Asian companies. The decrease in average selling prices was partially offset by increases in units sold, with the number of units sold during the third quarter of 1998 increasing 10 percent over the second quarter of 1998 and 24 percent over the third quarter of 1997.

During the first three quarters of 1998, International sales represented 42 percent of total revenue, including 9 percent from Asia Pacific countries, compared to 40 percent international revenue in the first three quarters of 1997.

The Asian market grew at the same rate as the industry as a whole during 1997
and it is now the third largest market in the Company's industry.   The Company
has historically had very little market share in the Asian market. Sales to most Asian companies have been, and continue to be, prepaid or guaranteed by letters of credit, thereby reducing receivables risk. The Company has a sales, service and support subsidiary in Singapore.

The Company's parts contracts with Asian companies are denoted in U.S. dollars and contain clauses for price adjustments when there are significant fluctuations in currency rates. Accordingly, for purchases beginning the first day of the next quarter, parts costs are adjusted based upon changes in local currencies relative to the U.S. dollar.

Because there are multiple competitive products for the Company's resellers to choose from, the Company does not operate with a large backlog. Instead, the Company's customers generally order products for immediate delivery and the Company must respond to competitive prices and ship the product quickly or risk
losing the order.   However, as a result of orders from customers on credit hold and orders for newly introduced XGA products, at September 30, 1998, the Company had backlog of approximately $15.4 million, compared to approximately $11.8 million at September 30, 1997 and $14.9 million at December 31, 1997. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of 1998.* There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

The Company achieved gross margins of 20.5 percent in the first nine months of 1998, with 20.8 percent achieved in the third quarter of 1998, compared to 26.8 percent in the first nine months of 1997 and 25.4 percent in the third quarter of 1997. The decreases are primarily attributable to an aggressive competitive pricing environment and accelerated price reductions to end of life the LP420, LP720 and LP730, offset in part by a shift in mix in the second and third quarters of 1998 to higher margin products that incorporate engines designed and manufactured by the Company. The Company expects the competitive pricing environment will continue for the foreseeable future.* Accordingly, the Company is continuing its ongoing efforts to reduce manufacturing costs by working closely with its suppliers to reduce direct material costs and designing products with extensible platforms that use new and lower cost technologies. In addition, the Company continues to focus on adding value to projectors that use its own engine designs in order to become less reliant on more expensive out-sourced engines.

Marketing and sales expense was $9.1 million and $30.5 million, respectively (12.0 percent and 14.0 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1998 compared to $7.9 million and $22.1 million, respectively (10.0 percent and 10.1 percent of revenue, respectively) for the comparable periods of 1997. The increase is primarily a result of expenditures in the first quarter of 1998 to build demand for the LP420 in two-tier wholesale distribution, restructuring charges in the first and second quarters of 1998 and the addition of sales and service infrastructure around the world, particularly in Europe and Japan, partially offset by lower head count in the third quarter of 1998 as a result of the restructuring and other efforts to bring spending in line with current revenue and margin levels.

Engineering expense was $4.5 million and $15.2 million, respectively (6.0 percent and 7.0 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1998 compared to $4.7 million and $13.2 million, respectively (6.0 percent and 6.0 percent of revenue, respectively) for the comparable periods of 1997. This increase is primarily a result of timing for new product releases under development as well as restructuring charges in the first and second quarters of 1998 in order to create a more efficient organization, partially offset by lower head count in the third quarter of 1998 as a result of the restructuring.

General and administrative expense was $1.7 million and $5.5 million, respectively (2.2 percent and 2.5 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1998 compared to $2.0 million and $5.6 million, respectively (2.5 percent and 2.6 percent of revenue, respectively) for the comparable periods of 1997. The nine months ended September 30, 1998 amount includes restructuring charges taken during the first and second quarters of 1998. The third quarter of 1998 realized efficiencies with lower head count as a result of the restructuring and other efforts to bring spending in line with current revenue and margin levels.

The total restructuring charge in the first and second quarters of 1998 was approximately $1.9 million.

Income (loss) from operations was $0.4 million (0.5 percent of revenue) and $(6.4) million, respectively, for the three month and nine month periods ended September 30, 1998 compared to income from operations of $5.6 million and $17.6 million, respectively (7.0 percent and 8.1 percent of revenue, respectively) for the comparable periods of 1997, primarily as a result of relatively flat revenue, decreased gross margins and increased operating expenses as indicated above.

Income taxes through September 30, 1998 are based on an estimated rate of 49.7 percent, which increased from 29.4 percent in the first nine months of 1997 and
29.1 percent for the year ended December 31, 1997. The increase in the rate is due to the Company's loss position and magnitude of certain permanent tax benefits related to the amount of the loss. The research and development tax credit expired June 30, 1998. However, it has subsequently been reinstated retroactive to June 30, 1998 through June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1998 working capital was $117.2 million, including $26.1 million of cash and cash equivalents and $9.1 million of marketable securities. In the first nine months of 1998, working capital increased by $4.8 million and the current ratio increased to 4.6:1 at September 30, 1998 from 3.0:1 at December 31, 1997. Cash and cash equivalents decreased $11.9 million primarily due to cash used in operations of $10.5 million and $5.2 million for purchases of property and equipment, offset by the net sale of $1.6 million of marketable securities, $2.0 million provided by the sale of common stock through the exercise of employee stock options and $1.1 million provided by the income tax benefit of non-qualified stock option exercises and disqualifying dispositions.

Accounts receivable decreased $15.1 million to $72.7 million at September 30, 1998 compared to $87.8 million at December 31, 1997 primarily as a result of greater sales at the end of 1997 that have subsequently been collected and improved collection rates on recent sales. The Company's day's sales outstanding ("DSO") increased to 87 days at September 30, 1998 compared to 81 days at December 31, 1997. DSO decreased, however, from 92 days at the end of the second quarter and 97 days at the end of the first quarter of 1998. At September 30, 1998, 73 percent of the Company's accounts receivable were current, 13 percent were 30 days or less past due and 14 percent were beyond 30 days past due.

Inventories increased $1.3 million to $33.4 million at September 30, 1998 from $32.1 million at December 31, 1997. Inventory decreased, however, from $41.2 million at the end of the second quarter and $50.5 million at the end of the first quarter of 1998. All inventory components decreased during the third quarter, with most of the decrease attributable to reduced inventory positions related to products at or near end of life. Annualized inventory turns were approximately 6.4 times for the quarter ended September 30, 1998 compared to approximately 10.4 times for the fourth quarter of 1997 on an annualized basis and 5.0 times for the second quarter of 1998 on an annualized basis.

The $5.2 million of purchases of property, plant and equipment during the first nine months of 1998 were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment in 1998 are expected to total approximately $7.0 million, primarily for new product tooling, operations and quality test equipment and information systems infrastructure.*

YEAR 2000
PRODUCTS
The Company hereby represents and warrants that all past and current products ("Products"), including LitePro and LP projectors, PanelBook, PowerView, SmartView and PC Viewer projection panels, and LiteShow II and LiteShow Pro presentation players are Year 2000-compliant.

Accordingly, the Company represents and warrants that all Products are designed to be used prior to, during, and after the calendar year 2000 AD, and that the Products will operate during each such time period without error relating to date data, specifically including any error relating to, or the product of, date data which represents or references different centuries or more than one century.

However, with respect to the LiteShow Pro presentation player, notwithstanding the above, the Company does not make any representation or warranty as to Microsoft Windows software installed thereon.

INFORMATION SYSTEMS
The Company utilizes a packaged application strategy for all critical information systems functions. In the third quarter of 1998 all enterprise information system components were current with all Year 2000 updates and changes required by the manufacturers. This includes enterprise software, operating systems, networking components, application and data servers, PC hardware, and core office automation software.

Various component tests have been conducted to verify full Year 2000 operational compliance. This process has uncovered additional year 2000 issues that are being worked jointly with the Company's technology vendors. Additionally, the Company's vendors are revising their updates and recommendations as other companies report issues to them. We expect this process to be ongoing as more companies conduct their testing and provide feedback to the technology vendors.

In addition to the information system component testing, the Company will conduct a system wide test, to include all components from the desktop to the data center, to ensure that all of the compliant components can function properly as a whole. This full integration test will be conducted within the next two quarters. The focus of these tests will be to ensure that the Company's business processes run end-to-end with no Year 2000 errors or issues.

The Company's packaged application strategy has allowed it to keep its technology on maintenance contracts with its suppliers. Year 2000 upgrades to these technologies are covered under the maintenance contracts and represent no additional spending. Application upgrade and technology retirement intervals are not accelerated as a result of the Year 2000 issue. The packaged application strategy, maintenance contracts, upgrade and technology retirement intervals have been in place for the past four years. At this time the Company foresees no incremental spending for the Year 2000 issue*.

Like all US businesses, the Company will be at risk from external infrastructure failures that could arise from Year 2000 failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional across the nation in the Year 2000. Investigation and assessment of infrastructures, like the nations power grid, is beyond the scope and resources of the Company. Investors should use their own awareness of the issues in the nations' infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

SUPPLIER BASE
The Company has begun a year 2000 supplier audit program. It has contacted all of its critical suppliers to inform them of the Company's year 2000 expectations, and a request has been made for each vendor's compliance program. The supplier audit program is in its early stages and does not have a return rate useful for projecting overall Company impact from its supplier base at this time.

It should be noted that there have been predictions of failures of key components in the transportation infrastructure due to the year 2000 problem. It is possible that there could be delays in rail, over-the-road and air shipments due to failure in transportation control systems. Investigation and validation of the world's transportation infrastructure is beyond the scope and the resources of the Company. Investors should use their own awareness of the issues in the transportation infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

The Company has not yet developed any contingency plans in regard to its internal systems, supplier issues or any of the more global infrastructure issues.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
During the first half of 1998, the Company made organizational changes that included the sale of Company's slides and transparency imaging and projector rental business (formerly provided by the Genigraphics business unit) and several other cost containment measures. These actions resulted in the Company laying off 18 percent of its workforce, thereby reducing annual compensation by approximately $4.8 million.

NEW ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.



                            PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as part of this report are listed below:

     Exhibit Number and Description
     ------------------------------
     3    1990 Restated Articles of Incorporation (1)
     10   In Focus Systems, Inc. 1998 Stock Incentive Plan (1)
     27   Financial Data Schedule

(1) Previously filed as exhibit 3 and 10, respectively, to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   October 28, 1998           IN FOCUS SYSTEMS, INC.


                                   By: /s/ JOHN V. HARKER
                                      -----------------------------------------
                                      John V. Harker
                                      Chairman of the Board, President,
                                      Chief Executive Officer, Chief Financial
                                        Officer and Secretary
                                      (Duly authorized Principal Executive
                                        Officer and Principal Financial and
                                        Accounting Officer)