Form 10-K405
period 1998-12-31
IN FOCUS SYSTEMS INC
filed 1999-03-19
CIK 845434

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

                              --------------------

          [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 1998
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $145,369,067 as of February 26, 1999 based upon the last sales price as reported by the Nasdaq National Market System.

The number of shares outstanding of the Registrant's Common Stock as of February 26, 1999 was 22,279,403 shares.

                       -----------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated March 19, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             IN FOCUS SYSTEMS, INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                                                      Page
                                                                                                      ----
                                     PART I

Item 1.         Business                                                                               3

Item 2.         Properties                                                                             8

Item 3.         Legal Proceedings                                                                      8

Item 4.         Submission of Matters to a Vote of Security Holders                                    9

                                     PART II

Item 5.         Market for Registrant's Common Equity and Related Stockholder Matters
                                                                                                       9

Item 6.         Selected Financial Data                                                                10

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations                                                                             11

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk                             16

Item 8.         Financial Statements and Supplementary Data                                            17

Item 9.         Changes in and Disagreements With Accountants on Accounting and Financial
                Disclosure                                                                             17

                                     PART III

Item 10.        Directors and Executive Officers of the Registrant                                     18

Item 11.        Executive Compensation                                                                 18

Item 12.        Security Ownership of Certain Beneficial Owners and Management                         18

Item 13.        Certain Relationships and Related Transactions                                         18

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                        19

Signatures                                                                                             23


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

INTRODUCTION In Focus Systems, Inc. (an Oregon corporation) was founded in October 1986 to develop, manufacture and market innovative projection products. The Company's products utilize LCD and Digital Micromirror Device(-TM-) ("DMD") technologies to present output from personal computers and other electronic devices. References within this document to the "Company" or to "In Focus" are to In Focus Systems, Inc. and its consolidated subsidiaries, In Focus Systems FSC, Inc. and In Focus Systems Asia Pte Ltd. All share and per share amounts in this Form 10-K have been adjusted for a two for one stock split effective February 10, 1998.

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

PROJECTION SYSTEMS
The Company has established product platforms intended to meet the diverse projection requirements of its audience. These are Personal Projectors, Conference Room Projectors, Fixed/Auditorium Projectors and Home Theater Projectors. Personal Projectors are intended for the mobile presenter who places a premium on less size and weight in projection solutions. Conference Room Projectors are intended for campus environments that require both mobility and a superior image. Fixed/Auditorium Projectors are intended for conference room and auditorium environments that require fixed high and bright solutions where optimal connectivity alternatives are available. Home Theater Projectors are intended for home entertainment environments.

PERSONAL PROJECTORS:
LP420/425 The LP 420 is the first true personal projector. It features an ultra-portable package that is just 6.8 pounds and 500 ANSI lumens in a 9"x12"x3.9" form factor. The LP 420 combines Texas Instruments' Digital Light Processing technology, true 800 x 600 SVGA resolution and Cable Wizard Lite connectivity, and includes In Focus Presents software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection. The LP425 is the next generation personal projector; it features 700 ANSI lumens.

LP400 The LP400, the successor to the LP425, is a value priced 700 ANSI lumen ultra-portable personal projector weighing just 6.8 pounds. The LP400 combines Texas Instruments' Digital Light Processing technology, true SVGA resolution and Cable Wizard Lite connectivity, and includes In Focus Presents software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection.

LP425Z The LP425Z is a 7.4 pound version of the LP 425 with a zoom lens. The LP425Z can deliver up to 900 ANSI lumens with true SVGA resolution.

LP435Z The LP 435Z is a 7.4 pound, ultra-high XGA resolution version of the LP425 with a zoom lens. The LP435Z can deliver up to 1000 ANSI lumens.

CONFERENCE ROOM PROJECTORS:
LP225 The LP225 is a portable conference room multimedia projection system, which provides 250 ANSI lumens and weighs 16 pounds. The LP225 combines an amorphous, active matrix LCD's with 800 x 600 SVGA resolution, full motion video, sound, 2-button Executive Remote, auto-sensing and Plug and Project simplicity with Cable Wizard-TM- II Lite.

LP725 The LP725 is a portable conference room multimedia projection system, which provides 750 ANSI lumens and weighs 12 pounds. The LP725 combines advanced polysilicon active matrix LCD's with 800 x 600 SVGA resolution, dichroic optics, full motion video, sound, Smart Remote, auto sensing, Cable Wizard connectivity and includes In Focus Presents software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection.

LP735 The LP735 is the next generation in portable conference room multimedia projection systems which provides 650 ANSI lumens and weighs 12 pounds. The LP735 combines advanced polysilicon active matrix LCD's with 1024 x 768 true XGA resolution, dichroic optics, full motion video, sound, Smart Remote, auto-sensing, Cable Wizard and includes In Focus Presents software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection.

LP750 The LP750, the successor to the LP735, is the latest breakthrough in brightness and versatility in portable conference room multimedia projection systems, providing 800 ANSI lumens and weighing 9.7 pounds. The LP750 combines advanced polysilicon active matrix LCDs with 1024 x 768 true XGA resolution, dichroic optics, full motion video, sound, Smart Remote, auto-sensing, Cable Wizard and includes In Focus Presents software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection.

LP740/740B The LP740B is the next generation true SXGA workstation projection system targeting the CAD/CAM software trainer markets, which provides 1500 peak ANSI lumens and weighs 31 pounds. The LP740B combines state-of-the-art reflective active matrix LCD's with true 1280 x 1024 resolution, dichroic optics, three computer inputs, two video inputs, full motion video, sound, auto-sensing and full function remote control.

FIXED/AUDITORIUM PROJECTORS:
LP1000 The LP1000 is an Ultra-bright, versatile solution for fixed installation environments, which provides 1000 ANSI lumens and weighs 24 pounds. It features advanced polysilicon active matrix LCD's with true 1024 x 768 XGA resolution, dichroic optics, full motion video, sound, a choice of three lenses, three computer inputs, three video inputs, 18 degree keystone correction, In Focus Presents software and intelligent electronics for auto synchronization, tracking, image positioning and video source detection.

LP1200 The LP1200 is a High-bright, versatile solution for collaborative meeting environments, which provides 1200 ANSI lumens and weighs 20 pounds. It features advanced polysilicon active matrix LCD's with true 1024 x 768 XGA resolution, dichroic optics, full motion video, sound, three computer inputs, three video inputs, 15 degree electronic keystone correction and intelligent electronics for auto synchronization, tracking, image positioning and video source detection.

HOME THEATER PROJECTOR:
LS700 The LS700 is the Company's first projector intended for home theater use. The LS700 is a portable multimedia projection system, which provides 600 ANSI lumens and weighs 12 pounds. The LS700 combines advanced polysilicon active matrix LCD's with 1024 x 768 true XGA resolution. Built-in video processing circuitry from Faroudja Laboratories gives you rich and accurate image quality, removing errors usuallly found in video signals.

PRODUCT AND TECHNOLOGY DEVELOPMENT
The Company maintained its investment level in research and development in 1998 in order to enhance existing products as well as create new, differentiated products in the market place. The Company expects this focus to continue into 1999.

The Company expended approximately $12,895,000, $11,671,000 and $11,693,000 on research and development activities for the years ended December 31, 1998, 1997 and 1996, respectively. SEE NOTE 1 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 14.

MARKETING AND DISTRIBUTION
In Focus has devoted significant resources to develop and support a well-trained dealer network with the ability to demonstrate and sell the Company's products to a wide range of end-users. In Focus offers its products to approximately 60 authorized audiovisual dealers and presentation specialists as direct resellers. In addition, In Focus sells its brand name products through wholesale distributors including; Ingram Micro, Tech Data, Merisel, Pinacore and Access Graphics, who in turn sell to PC resellers, online providers, catalogs and government resellers.

Internationally, In Focus sells its products to 130 international business partners in more than 85 countries. These distributors sell the Company's products to audiovisual dealers, PC resellers and in some cases, directly to end-users. For the year ended December 31, 1998, international sales represented approximately 42 percent of the Company's revenue. International sales subsidiaries located in Singapore and The Netherlands work with the international distributors to sell and support the Company's products. SEE
NOTE 10 OF NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTAINED IN ITEM 14. The Company has private label arrangements with Boxlight Corporation, Picturetel and Microfield Graphics Corporation, which resell the Company's projectors under their own labels. APTi Corporation in Japan, markets the Company's LP 400 series projectors under a co-branded APTi and In Focus brand name. Additionally, in a joint marketing and development agreement, Faroudja, Inc. resells co-developed enhanced-video projectors through their established network of home theater dealers.

During 1998, the Company continued to develop and refine several sales and marketing programs including; telesales and telemarketing, global account management, cooperative marketing, and other online-based programs designed to drive trial and purchase of In Focus projectors among end-users.

SERVICE
In Focus services include; customer support, hardware and software service, training, accessories, replacement parts and remanufactured products. The Service organization has facilities in Wilsonville, Oregon, Singapore and the Netherlands. Hardware repair is conducted at the Company's headquarters in Wilsonville and by authorized agents for the Company along with a network of Authorized Service Providers worldwide. Customers have toll-free telephone access to technical specialists who respond to applications and hardware questions. All of the Company's products are covered by a two-year warranty for parts and labor from the date of sale, with extended service agreements available for purchase. A number of authorized dealers and distributors worldwide have been trained by the Company to provide customer service repair, technical support and training to their resellers and end-users.

MANUFACTURING AND SUPPLY
The principal components of the Company's products are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, plastic housing parts and electronic sub-assemblies. The Company procures and tests parts manufactured to the Company's specifications and also designs and delivers certain electronic components to local sub-contractors for sub-assembly. Specifically, the DMD light source is produced in the Company's class 10,000 clean room, while other light sources are subcontracted outside the Company. The Company then manufactures the final product, which includes precise alignment of the LCDs and 100 percent testing.

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

CUSTOMERS
The Company sells its products to a large number of customers worldwide. One customer accounted for 13.3 percent of revenue in the year ended December 31, 1998 and accounted for 8.2 percent of the accounts receivable balance at December 31, 1998. Three additional customers each represented between 5.9 percent and 8.0 percent of accounts receivable at December 31, 1998.

BACKLOG
Because there are multiple competitive products for the Company's resellers to choose from, the Company does not operate with a large backlog. Instead, the Company's customers generally order products for immediate delivery and the Company must respond to competitive prices and ship the product quickly or risk losing the order. However, as a result of orders from customers on credit hold and orders for newly introduced XGA products, backlog at December 31, 1998 was approximately $15.2 million. Backlog at December 31, 1997 and 1996 was approximately $14.9 million and $9.2 million, respectively. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 1999*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

COMPETITION
The Company believes its ability to compete in the projection display market depends on certain key product characteristics including; ease of use, resolution, brightness, image quality, portability and price.

The Company faces competition primarily from 30 to 40 manufacturers, 10 of which make up approximately 90 percent of the products sold in the industry. The Company expects continued competition as new technologies, applications and products are introduced. Principal current competitors include ASK/Proxima Corporation, Epson, Lightware, NEC, Sanyo, Sharp Corporation, Sony and Phillips.

PATENTS, TRADEMARKS AND LICENSES
The Company has been issued more than 40 United States patents and 18 foreign patents covering various novel aspects of its display systems. In addition, numerous applications for United States patents are pending on inventions that enable In Focus' display systems to be lighter, brighter, and more compact, and to operate with better contrast, more efficient optical paths, and increased ease of use features. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

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

In Focus holds United States registered trademarks for "In Focus," "In Focus Systems," "LitePro," "Instant Access Rental Program," "TSTN," "Overview," "PanelBook," "Presentation Plus" and "PC Viewer." In addition, In Focus either holds or has registrations pending for its most important trademarks in over 35 foreign countries.

EMPLOYEES
As of December 31, 1998, In Focus had 532 employees, including 62 temporary personnel engaged through the services of an employment agency. In Focus believes its relations with its employees are good.

ITEM 2.  PROPERTIES

The Company currently leases facilities in Wilsonville, Oregon consisting of a total of 180,000 square feet of office and manufacturing space leased pursuant to a noncancelable operating lease, which expires in December 2003.

ITEM 3.  LEGAL PROCEEDINGS

As of February 26, 1999, there were no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1998.

                                                   PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on The Nasdaq National Market System under the symbol INFS. The high and low sales prices for the two years in the period ended December 31, 1998 were as follows:


           1997                                   High               Low
           ------------------------------      ----------         --------
           Quarter 1                        $     13.88       $      7.94
           Quarter 2                              13.13              8.38
           Quarter 3                              13.03             10.44
           Quarter 4                              17.94             11.44

           1998                                   High               Low
           ------------------------------      ----------         --------
           Quarter 1                        $     21.00       $      9.00
           Quarter 2                              9.47               6.63
           Quarter 3                              7.00               3.63
           Quarter 4                              9.06               3.81


The approximate number of beneficial shareholders and shareholders of record at February 26, 1999 was 9,800 and 500, respectively.

There were no cash dividends declared or paid in 1998 or 1997. The Company does not anticipate declaring cash dividends in the foreseeable future.

There were no sales of unregistered securities by the Company during the year ended December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA


IN THOUSANDS
(except per share amounts)                          1998            1997             1996          1995          1994
----------------------------------------------    ----------     -----------      -----------    ----------    ----------
STATEMENT OF OPERATIONS DATA
Revenue                                           $  306,663      $  315,761      $   258,475    $  202,821    $  123,068
Cost of product sales                                242,123         230,503          185,313       126,148        70,035
   Gross profit                                       64,540          85,258           73,162        76,673        53,033
Operating expenses:
   Marketing and sales                                40,561          32,726           30,152        25,265        17,468
   Engineering                                        20,153          18,222           18,545        11,882         5,572
   General and administrative                          7,226           7,852            7,535         6,585         6,189
     Income (loss) from operations                    (3,400)         26,458           16,930        32,941        23,804
Other income (expense)                                   952           1,817            1,824         1,593        (4,769)
Income (loss) before income taxes                     (2,448)         28,275           18,754        34,534        19,035
Provision for (benefit from) income taxes             (1,777)          8,225            5,622        11,842         8,627
Net income (loss)                                 $     (671)     $   20,050      $    13,132    $   22,692    $   10,408
Basic net income (loss) per share                 $    (0.03)     $     0.93      $      0.60    $     1.04    $     0.47
Diluted net income (loss) per share               $    (0.03)     $     0.90      $      0.58    $     0.99    $     0.45

BALANCE SHEET DATA
Working capital                                   $  119,487      $  112,402      $    93,109    $   81,414    $   63,343
Total assets                                         171,931         189,908          138,250       127,303       102,210
Long-term debt, less current portion                   -              -                   738         -             -
Shareholders' equity                                 135,601         133,029          107,960        97,527        86,168


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
1998 COMPARED TO 1997
Revenue decreased to $306.7 million in 1998 from $315.8 million in 1997. The Company's revenue in 1998 was derived almost entirely from products manufactured in-house and approximately 70 percent of revenue in the fourth quarter was derived from products that were introduced within the last six months. The Company's revenues, and financial performance, were adversely affected in 1998 by strong price competition that was fueled by a weakened yen to the dollar. Price decreases in the second half of 1998 returned to more historical levels of 5 to 10 percent rather than the accelerated rates experienced in the first half of 1998, due in part to a strengthening of the yen to the dollar in the second half of the year. SVGA products experienced greater pricing pressure than XGA products due to a slight shift in demand from SVGA to XGA and a constrained supply of XGA products. Except for ASK/Proxima, the Company's primary competitors are Asian companies. The decrease in average selling prices was partially offset by increases in units sold, with the number of units sold during 1998 increasing 15.1 percent over 1997.

International revenue decreased to $127.6 million in 1998 (41.6 percent of total revenue), including 7.8 percent from Asia Pacific countries, from $131.5 million in 1997 (41.7 percent of total revenue), including 7.5 percent from Asia Pacific countries. Sales to most Asia Pacific companies have been, and continue to be, prepaid or guaranteed by letters of credit, thereby reducing receivables risk. The Company has a marketing, sales and service subsidiary in Singapore.

The Company's parts contracts with Asian companies are denoted in U.S. dollars and contain clauses for price adjustments when there are significant fluctuations in currency rates. Accordingly, for purchases beginning the first day of the next quarter, parts costs are adjusted based upon changes in local currencies relative to the U.S. dollar.

Because there are multiple competitive products for the Company's resellers to choose from, the Company does not operate with a large backlog. Instead, the Company's customers generally order products for immediate delivery and the Company must respond to competitive prices and ship the product quickly or risk losing the order. However, as a result of orders from customers on credit hold and orders for newly introduced XGA products, backlog at December 31, 1998 was approximately $15.2 million. Backlog at December 31, 1997 and 1996 was approximately $14.9 million and $9.2 million, respectively. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 1999*. There is minimal seasonal influence relating to the Company's order backlog. The stated backlog is not necessarily indicative of Company sales for any future period nor is a backlog any assurance that the Company will realize a profit from filling the orders.

Gross profit, as a percentage of revenue, decreased to 21.0 percent in 1998 from
27.0 percent in 1997. The Company achieved gross margins of 22.4 percent in the fourth quarter of 1998. The decline in gross margins in 1998 compared to 1997 is primarily attributable to an aggressive competitive pricing environment and accelerated price reductions to end of life the LP420, LP720 and LP730, offset in part by a shift in mix in 1998 to higher margin products that incorporate engines designed and manufactured by the Company. The

Company expects the competitive pricing environment will continue for the foreseeable future.* Accordingly, the Company is continuing its ongoing efforts to reduce manufacturing costs by working closely with its suppliers to reduce direct material costs and designing products with extensible platforms that use new and lower cost technologies. In addition, the Company continues to focus on adding value to projectors that use its own engine designs in order to become less reliant on more expensive out-sourced engines.

Marketing and sales expense increased to $40.6 million (13.2 percent of revenue) in 1998 from $32.7 million (10.4 percent of revenue) in 1997. The increase is primarily a result of expenditures in the first quarter of 1998 to build demand for the LP420 in two-tier wholesale distribution, work force reduction charges in the first half of 1998 and the addition of sales and service infrastructure around the world, particularly in Europe and Asia, partially offset by lower head count in the third and fourth quarters of 1998 as a result of the work force reduction and other efforts to bring spending in line with current revenue and margin levels.

Engineering expenses increased to $20.2 million (6.6 percent of revenue) in 1998 from $18.2 million (5.8 percent of revenue) in 1997. This increase is primarily a result of timing for new product releases under development as well as costs related to work force reduction in the first half of 1998 in order to create a more efficient organization, partially offset by lower head count in the third and fourth quarters of 1998 as a result of the work force reduction.

General and administrative expenses decreased to $7.2 million (2.4 percent of revenue) in 1998 from $7.9 million (2.5 percent of revenue) in 1997. The 1998 amount includes work force reduction charges taken during the first half of 1998. The third and fourth quarters of 1998 realized efficiencies with lower head count as a result of the work force reduction and other efforts to bring spending in line with current revenue and margin levels.

Loss from operations was $3.4 million in 1998 compared to income from operations of $26.5 million (8.4 percent of revenue) in 1997. The decrease is primarily a result of flat sales, decreased margins and higher operating expenses as a percentage of revenue.

The Company's effective tax rate was a benefit of approximately 72.6 percent in 1998, compared to a provision of approximately 29.1 percent in 1997. The increase in the rate is due to the Company's loss position and the magnitude of the research and development tax credit and certain other permanent tax benefits related to the amount of the loss.

The Company believes that the impact of inflation on net income was minimal in 1998 and 1997.

1997 COMPARED TO 1996
Revenue increased to $315.8 million in 1997 from $258.5 million in 1996. The 22 percent growth in revenue was primarily a result of strong demand for the Company's SVGA products, including its LitePro 720, 220 and the 420, which were introduced and shipped in volume in the fourth quarter of 1997. In addition, the Company released and shipped in volume the LitePro 730, an XGA product, in the third quarter of 1997. Self contained projection systems accounted for approximately 92 percent of revenue in 1997. International revenue increased to $131.5 million in 1997 (42 percent of total revenue) from $106.2 million in 1996 (41 percent of total revenue).

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

Engineering expenses decreased to $18.2 million (5.8 percent of revenue) in 1997 from $18.5 million (7.2 percent of revenue) in 1996. The decrease in engineering expense was primarily a result of timing for new product releases under development. Expenditures increased in the fourth quarter of 1997 as new products were being released.

General and administrative expenses increased, while decreasing as a percentage of revenue, to $7.9 million (2.5 percent of revenue) in 1997 from $7.5 million (2.9 percent of revenue) in 1996. The slight increase in the 1997 amount was primarily attributed to growth of the Company, partially offset by decreased costs as a result of a decrease in the workforce that occurred at the beginning of the third quarter of 1996 along with continued cost containment efforts.

Income from operations increased to $26.5 million (8.4 percent of revenue) in 1997 from $16.9 million (6.6 percent of revenue) in 1996. The increase was primarily a result of increased sales and lower operating expenses as a percentage of revenue, partially offset by decreased gross margins as indicated above.

The Company's effective tax rate was approximately 29.1 percent in 1997, compared to approximately 30.0 percent in 1996. The decrease was primarily a result of a lower effective state tax rate, the reinstatement of the research and development tax credit, on both a federal and state level, and an adjustment for prior year taxes based on current estimates of such liability.

The Company believes that the impact of inflation on net income was minimal in 1997 and 1996.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1998, the Company had working capital of $119.5 million, which included $26.8 million of cash and cash equivalents and $11.8 million of marketable securities. The $10.1 million decrease in the combined cash and marketable securities balance is primarily due to $4.8 million used in operations and $7.9 million used for purchases of property and equipment, offset by $2.2 million provided by the sale of common stock through the exercise of employee stock options and $1.1 million provided by the income tax benefit of nonqualified stock option exercises and disqualifying dispositions. The current ratio at December 31, 1998 and 1997 was 4.3:1 and 3.0:1, respectively.

Accounts receivable decreased $9.1 million to $78.7 million at December 31, 1998 compared to $87.8 million at December 31, 1997, primarily as a result of greater sales at the end of 1997 compared to the end of 1998. The Company's day's sales outstanding ("DSO") decreased to 80 days at December 31, 1998 compared to 81 days at December 31, 1997. At December 31, 1998, 70.3 percent of the Company's accounts receivable were current, 14.7 percent were 30 days or less past due and
15.0 percent were beyond 30 days past due. Of the beyond 30 days past due, one customer, which is currently in bankruptcy proceedings, represents $1.2 million, or 1.4 percent of total accounts receivable. The Company believes it is adequately reserved for this and other potential bad debts.*

Inventories decreased $0.8 million to $31.3 million at December 31, 1998 from $32.1 million at December 31, 1997. Annualized inventory turns were approximately 8.5 times in the fourth quarter of 1998 compared to approximately
10.4 times in the fourth quarter of 1997.

Accounts payable decreased $20.1 million to $27.7 million at December 31, 1998 from $47.8 million at December 31, 1997, primarily due to lower raw material and parts supplies at December 31, 1998 compared to 1997 and the timing of payments made.

The $7.9 million of purchases of property, plant and equipment in 1998 were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Expenditures for property and equipment in 1999 are expected to be approximately $8.2 million, primarily for new product tooling, engineering equipment and information systems infrastructure*.

In April 1997, the Company entered into an unsecured $10.0 million line of credit with a commercial bank. The line of credit bears interest, at the Company's election, at one of the following: 1) the bank's prime rate, 2) LIBOR plus .65 percent, or 3) at a fixed rate as quoted to the borrower by the bank on the date of borrowing. The LIBOR rate on December 31, 1998 was 5.06 percent. The line of credit expires on June 30, 1999. The line of credit agreement contains certain liquidity, tangible net worth and pre-tax profit covenants. At December 31, 1998 the Company had no outstanding balance under the line of credit. At December 31, 1998, the Company was out of compliance with a covenant requiring the Company to have profit before taxes on a rolling four quarter basis. The Company received a waiver of this covenant as of December 31, 1998.

Shareholders' equity increased $2.6 million as a result of the tax benefit of disqualifying dispositions and non-qualified stock option exercises of $1.1 million and employee stock option exercises of $2.2 million, offset by a net loss of $0.7 million.

The Company's working capital requirements over the next year are expected to be met from existing cash and marketable securities balances, cash flow from operations and amounts available under its line of credit facility*.

FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS
During the first half of 1998, the Company made organizational changes that included the sale of the Company's slides and transparency imaging and projector rental business (formerly provided by the Genigraphics business unit) and several other cost containment measures. These actions resulted in the Company laying off 18 percent of its workforce, thereby reducing annual compensation by approximately $4.8 million.

YEAR 2000
PRODUCTS
The Company has determined that all past and current products ("Products"), including LitePro and LP projectors, PanelBook, PowerView, SmartView and PC Viewer projection panels, and LiteShow II and LiteShow Pro presentation players, are Year 2000-compliant. However, with respect to the LiteShow Pro presentation player, the Company does not make any representation as to Microsoft Windows software installed thereon. In the fourth quarter of 1998 the Company made additional modifications to its systems based upon new recommendations provided by the Company's technology vendors.

INFORMATION SYSTEMS
The Company utilizes a packaged application strategy for all critical information systems functions. By the third quarter of 1998 all enterprise information system components were current with all Year 2000 updates and changes required by the manufacturers. This includes enterprise software, operating systems, networking components, application and data servers, PC hardware, and core office automation software.

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

The Company's packaged application strategy has allowed it to keep its technology on maintenance contracts with its suppliers. Year 2000 upgrades to these technologies are covered under the maintenance contracts and represent no additional spending. Application upgrade and technology retirement intervals are not accelerated as a result of the Year 2000 issue. The packaged application strategy, maintenance contracts, upgrade and technology retirement intervals have been in place for the past four years. At this time the Company foresees no material incremental spending for the Year 2000 issue*.

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

The Company has not yet developed any contingency plans in regard to its internal systems, supplier issues or any of the more global infrastructure issues. The Company is developing a contingency plan that will be completed upon receiving confirmations from its critical suppliers and customers.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 14 of Part IV.

Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1998 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA          1ST QUARTER      2ND QUARTER        3RD QUARTER        4TH QUARTER
-----------------------------------          -----------      -----------        -----------        -----------
1997
----
Revenue                                           $64,764           $74,594            $79,559            $96,844
Gross profit                                       18,767            19,603             20,203             26,685
Net income                                          4,400             4,849              4,186              6,615
Basic net income per share                           0.21              0.23               0.20               0.31
Diluted net income per share                         0.20              0.22               0.19               0.29

1998
----
Revenue                                           $70,474           $72,346            $75,308            $88,535
Gross profit                                       14,106            14,949             15,662             19,823
Net income (loss)                                  (3,396)           (1,204)             1,708              2,221
Basic net income (loss) per share                   (0.15)            (0.05)              0.08               0.10
Diluted net income (loss) per share                 (0.15)            (0.05)              0.08               0.10


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS AND SCHEDULES
The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:


                                                                                            Page
                                                                                            ----
Report of Independent Public Accountants                                                     F-1

Consolidated Balance Sheets - December 31, 1998 and 1997                                     F-2

Consolidated Statements of Operations for the years ended December 31, 1998,1997
  and 1996                                                                                   F-3

Consolidated Statements of Shareholders' Equity - December 31, 1998, 1997 and 1996
                                                                                             F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997
  and 1996                                                                                   F-5

Notes to Consolidated Financial Statements                                                   F-6

The following schedule and report thereon is filed herewith:
                                                                                            Page
                                                                                            ----
Report of Independent Public Accountants on Financial Statement Schedule
                                                                                            F-16

Schedule II               Valuation and Qualifying Accounts                                 F-17

REPORTS ON FORM 8-K
No reports on Form 8-K were filed during the quarter ended December 31, 1998.


EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:


    Exhibit No.
    -----------
        3.1     1990 Restated Articles of Incorporation, as Amended -
                Incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and
                Exchange Commission on May 12, 1998.

        3.2 1997 Restated Bylaws - Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended
                December 31, 1996, as filed with the Securities and Exchange
                Commission on March 14, 1997.

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

        10.7 In Focus Systems, Inc. 1998 Stock Incentive Plan - Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended
                March 31, 1998 and filed with the Securities and Exchange
                Commission on May 12, 1998.



    Exhibit No.
    -----------
        10.8    Form of Incentive Stock Option Agreement

        10.9    Form of Non-Qualified Stock Option Agreement

        10.10   Form of Restricted Stock Agreement

        10.11   In Focus Systems, Inc. Directors' Stock Option Plan -
                Incorporated by reference to Exhibit 4.3 to the Company's Form
                S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on January 26, 1993.

        10.12   Amendment No. 1 to the In Focus Systems, Inc. Directors' Stock
                Option Plan-Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

        10.13   Amendment No. 2 to the In Focus Systems, Inc. Directors' Stock
                Option Plan - Incorporated by reference to Exhibit 4.2.2 of the
                Company's Form S-8 Registration Statement (Commission File No.
                333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.

        10.14   Amendment No. 3 to the In Focus Systems, Inc. Directors' Stock
                Option Plan

        10.15   Amendment No. 4 to the In Focus Systems, Inc. Directors' Stock
                Option Plan

        10.16 Form of Directors' Stock Option Agreement - Incorporated by reference to Exhibit 4.3.1 to the Company's Form S-8
                Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on January 26, 1993.

        10.17 Letter of employment for John V. Harker - Incorporated by reference to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission of March 31, 1993.

        10.18 1999 Executive Bonus Plan - Chief Executive Officer and Chairman of the Board.

        10.19   1999 Executive Bonus Plan - Sr. Vice President

        10.20   1999 Executive Bonus Plan - Vice President.

        10.21   Commercial Lease Agreement for Registrant's facilities in
                Wilsonville, Oregon, dated January 1999, by and between Mentor
                Graphics Corporation and In Focus Systems, Inc.



    Exhibit No.
    -----------
        10.22   Credit Agreement by and between In Focus Systems, Inc. and Wells
                Fargo Bank, National Association, dated April 30, 1997 -
                Incorporated by reference to the Company's Annual Report on Form
                10-K for the year ended December 31, 1997, as filed with the
                Securities and Exchange Commission on March 10, 1998.

        10.23   Shareholder Rights Plan - Incorporated by reference to the
                Company's previously filed Form 8-K dated July 16, 1997 and filed with the Securities and Exchange Commission on July 25, 1997.

        10.24   Amendment No. 1 to Shareholder Rights Plan

        21      Subsidiaries of the Registrant

        23      Consent of Arthur Andersen LLP

        27      Financial data schedule


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 19, 1999    IN FOCUS SYSTEMS, INC.


                            By /s/ John V. Harker
                               -----------------------------
                            John V. Harker
                            Chairman of the Board, President,
                            Chief Executive Officer and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 19, 1999:


Signature                   Title
---------                   -----
/s/ John V. Harker          Chairman of the Board, President,
------------------          Chief Executive Officer and Chief Financial Officer
John V. Harker              (Principal Executive Officer and
                            Principal Financial and Accounting Officer)


/s/ Peter D. Behrendt       Director
---------------------
Peter D. Behrendt


/s/ Michael R. Hallman      Director
----------------------
Michael R. Hallman


/s/ Nobuo Mii               Director
-------------
Nobuo Mii


Report of Independent Public Accountants


To the Board of Directors and Shareholders of In Focus Systems, Inc.:

We have audited the accompanying consolidated balance sheets of In Focus Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Focus Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





Portland, Oregon,                                            ARTHUR ANDERSEN LLP
  January 19, 1999

                              IN FOCUS SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share amounts)


                                                                              December 31,
                                                               ---------------------------------------
                                                                     1998                  1997
                                                               -----------------     -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                $           26,786    $           37,950
    Marketable securities - held to maturity                             11,805                 7,220
    Accounts receivable, net of allowances of
       $7,094 and $4,835                                                 78,698                87,845
    Inventories, net                                                     31,279                32,120
    Income taxes receivable                                               1,125                   310
    Deferred income taxes                                                 2,531                 1,247
    Other current assets                                                  3,593                 2,589
                                                               -----------------     -----------------
        Total Current Assets                                            155,817               169,281

Marketable securities - held to maturity                                      -                 3,500
Property and equipment, net of accumulated
       depreciation of $30,444 and $21,769                               13,056                15,507
Deferred income taxes                                                     1,352                   516
Other assets, net                                                         1,706                 1,104
                                                               -----------------     -----------------
        Total Assets                                         $          171,931    $          189,908
                                                               =================     =================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                         $           27,657    $           47,818
    Payroll and related benefits payable                                  2,179                 3,493
    Accrued warranty                                                      2,161                 1,711
    Other current liabilities                                             4,333                 3,857
                                                               -----------------     -----------------
        Total Current Liabilities                                        36,330                56,879

Shareholders' Equity:
    Common stock, 50,000,000 shares authorized;
      shares issued and outstanding:  22,218,729
      and 21,931,728                                                     53,895                51,733
    Additional paid-in capital                                           12,359                11,278
    Retained earnings                                                    69,347                70,018
                                                               -----------------     -----------------
       Total Shareholders' Equity                                       135,601               133,029
                                                               -----------------     -----------------
       Total Liabilities and Shareholders' Equity            $          171,931    $          189,908
                                                               -----------------     -----------------
                                                               -----------------     -----------------


                The accompanying notes are an integral part of these
                            consolidated balance sheets.

                              IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Years Ended December 31, 1998, 1997 and 1996
                     (In thousands, except per share amounts)


                                                              1998                   1997                   1996
                                                         ---------------        ---------------        ---------------
Revenue                                                $        306,663       $        315,761       $        258,475
Cost of sales                                                   242,123                230,503                185,313
                                                         ---------------        ---------------        ---------------
Gross profit                                                     64,540                 85,258                 73,162

Operating expenses:
    Marketing and sales                                          40,561                 32,726                 30,152
    Engineering                                                  20,153                 18,222                 18,545
    General and administrative                                    7,226                  7,852                  7,535
                                                         ---------------        ---------------        ---------------
                                                                 67,940                 58,800                 56,232
                                                         ---------------        ---------------        ---------------
Income (loss) from operations                                    (3,400)                26,458                 16,930

Other income (expense):
    Interest expense                                                (82)                   (79)                   (45)
    Interest income                                               1,280                  2,025                  1,597
    Other, net                                                     (246)                  (129)                   272
                                                         ---------------        ---------------        ---------------

                                                                    952                  1,817                  1,824
                                                         ---------------        ---------------        ---------------
Income (loss) before income taxes                                (2,448)                28,275                 18,754
Provision for (benefit from) income taxes                        (1,777)                 8,225                  5,622
                                                         ---------------        ---------------        ---------------
Net income (loss)                                      $           (671)      $         20,050       $         13,132
                                                         ---------------        ---------------        ---------------
                                                         ---------------        ---------------        ---------------

Basic net income (loss) per share                      $          (0.03)      $           0.93       $           0.60
                                                         ---------------        ---------------        ---------------
                                                         ---------------        ---------------        ---------------

Diluted net income (loss) per share                    $          (0.03)      $           0.90       $           0.58
                                                         ---------------        ---------------        ---------------
                                                         ---------------        ---------------        ---------------


                The accompanying notes are an integral part of these
                            consolidated balance sheets.

                              IN FOCUS SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               For the Years Ended December 31, 1998, 1997 and 1996
                     (In thousands, except per share amounts)


                                                             Common Stock             Additional                        Total
                                                 -------------------------------       Paid-In        Retained       Shareholders'
                                                     Shares            Amount          Capital        Earnings          Equity
                                                 ----------------   -------------     -----------    -----------     -------------
Balance at December 31, 1995                          21,850,948  $       46,405    $      7,727   $     43,395    $       97,527

Exercise of Common Stock Options                         536,024           3,731               -              -             3,731
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                                 -               -           2,353              -             2,353
Stock repurchase                                      (1,000,000)         (2,224)              -         (6,559)           (8,783)
Net income                                                     -               -               -         13,132            13,132
                                                 ----------------   -------------     -----------    -----------     -------------

Balance at December 31, 1996                          21,386,972          47,912          10,080         49,968           107,960

Exercise of Common Stock Options                         544,756           3,821               -              -             3,821
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                                 -               -           1,198              -             1,198
Net income                                                     -               -               -         20,050            20,050
                                                 ----------------   -------------     -----------    -----------     -------------

Balance at December 31, 1997                          21,931,728          51,733          11,278         70,018           133,029

Exercise of Common Stock Options                         287,001           2,162               -              -             2,162
Income tax benefit of non-qualified stock
  option exercises and disqualifying
  dispositions                                                 -               -           1,081              -             1,081
Net loss                                                       -               -               -           (671)             (671)
                                                 ----------------   -------------     -----------    -----------     -------------

Balance at December 31, 1998                          22,218,729  $       53,895    $     12,359   $     69,347    $      135,601
                                                 ----------------   -------------     -----------    -----------     -------------
                                                 ----------------   -------------     -----------    -----------     -------------


                The accompanying notes are an integral part of these
                            consolidated balance sheets.

                              IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 1998, 1997 and 1996
                                  (In thousands)


                                                                                1998                  1997                   1996
                                                                           --------------      ----------------       --------------
Cash flows from operating activities:
   Net income (loss)                                                     $          (671)    $          20,050      $        13,132
   Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
         Depreciation and amortization                                             9,865                 8,190                6,235
         Deferred income taxes                                                    (2,120)                  899               (1,579)
         Other non-cash expenses                                                     144                   257                   49
         (Increase) decrease in:
            Accounts receivable, net                                               8,870               (32,556)              (5,926)
            Inventories, net                                                         828                (9,405)             (11,948)
            Income taxes receivable                                                 (815)                  995               (3,433)
            Other current assets                                                    (378)               (1,043)                 621
         Increase (decrease) in:
            Accounts payable                                                     (20,161)               25,608                  734
            Payroll and related benefits payable                                  (1,314)                1,211                  206
            Accrued warranty and other current liabilities                           926                   981                1,032
                                                                           --------------      ----------------       --------------
               Net cash provided by (used in) operating activities                (4,826)               15,187                 (877)

Cash flows from investing activities:
   Restricted cash                                                                     -                     -                1,000
   Purchase of marketable securities-held to maturity                            (12,107)              (11,018)             (10,742)
   Maturities of marketable securities-held to maturity                           11,022                 4,561               25,098
   Payments for purchase of property and equipment                                (7,935)               (8,981)              (7,988)
   Cash received from sale of Genigraphics                                           208                     -                    -
   Other assets, net                                                                (769)                  198                  146
                                                                           --------------      ----------------       --------------
               Net cash provided by (used in) investing activities                (9,581)              (15,240)               7,514

Cash flows from financing activities:
   Payments under note payable                                                         -                  (951)                (168)
   Proceeds from sale of common stock                                              2,162                 3,821                3,731
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                                     1,081                 1,198                2,353
   Stock repurchase                                                                    -                     -               (8,783)
                                                                           --------------      ----------------       --------------
               Net cash provided by (used in) financing activities                 3,243                 4,068               (2,867)
                                                                           --------------      ----------------       --------------

Increase (decrease) in cash and cash equivalents                                 (11,164)                4,015                3,770

Cash and cash equivalents:
   Beginning of period                                                            37,950                33,935               30,165
                                                                           --------------      ----------------       --------------
   End of period                                                         $        26,786     $          37,950      $        33,935
                                                                           --------------      ----------------       --------------
                                                                           --------------      ----------------       --------------


                The accompanying notes are an integral part of these
                            consolidated balance sheets.

                             IN FOCUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   (NUMBERS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE INDICATED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the accounts of In Focus Systems, Inc. (the "Company") and its wholly-owned subsidiaries, In Focus Systems FSC, Inc., formed February 1, 1990 and In Focus Systems Asia Pte Ltd formed July 1, 1998. All significant intercompany accounts and transactions have been eliminated. In January 1998, the Company announced a 2 for 1 stock split of its Common Stock for holders of record of the Company's Common Stock on February 10, 1998. All share and per share amounts have been retroactively adjusted to reflect this stock split.

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

REVENUE RECOGNITION
Revenue from the sale of products is recognized at time of shipment to the customer. The Company maintains a reserve for sales returns and price adjustments. The Company has incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals. Estimated rebates are netted against revenue in the month in which revenue is recognized.

PRODUCT WARRANTY
Estimated warranty costs are provided at the time of sale of the warranted products.

CONCENTRATIONS OF RISK
The Company generally attempts to procure components from multiple sources. Certain components, however, including LCDs, Digital Micromirror Devices(TM) ("DMDs") and plastic housing parts, are purchased from single or limited sources. The Company believes that it could obtain most LCDs and imaging engines manufactured to its specifications from other foreign sources within three-to-six months at a price that would not be materially higher than the price paid to existing suppliers.

The Company sells its products to a large number of customers worldwide. However, during 1998, one customer represented 13.3 percent of total revenues and at December 31, 1998, this customer represented 8.2 percent of the accounts receivable balance. At December 31, 1998, three additional customers each represented between 5.9 percent and 8.0 percent of total accounts receivable and at December 31, 1997, four customers each represented between 5.0 percent and
10.1 percent of total accounts receivable. The Company performs ongoing credit evaluations of its customers and maintains a reserve for potential credit losses.

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

RESEARCH AND DEVELOPMENT
Included in engineering expenses are expenditures for research and development of products, which are expensed as incurred, of approximately $12,895, $11,671 and $11,693 for the years ended December 31, 1998, 1997 and 1996, respectively.

ADVERTISING COSTS
Advertising costs, which are included in sales and marketing expenses, are expensed as incurred. Advertising expense was approximately $5,839, $5,593 and $5,245 in 1998, 1997 and 1996, respectively.

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


Year Ended December 31,          1998                             1997                               1996
-----------------------------    -----------------------------    -----------------------------      ---------------------------
                                                     Per Share                        Per Share                        Per Share
BASIC EPS                           Loss     Shares   Amount       Income    Shares    Amount         Income   Shares   Amount
                                 -----------------------------    -----------------------------      ---------------------------
Income (loss) available to
  Common Shareholders            $ (671)    22,170   $ (0.03)     $ 20,050   21,653    $ 0.93        $ 13,132  21,724   $ 0.60
                                                     ---------                        ---------                        ---------
                                                     ---------                        ---------                        ---------

EFFECT OF DILUTIVE SECURITIES
  Stock Options                       -          -                    -         696                      -        836
                                 -------------------              -------------------                -----------------
DILUTED EPS
Income (loss) available to
  Common Shareholders            $ (671)    22,170   $ (0.03)     $ 20,050   22,349     $ 0.90       $ 13,132  22,560   $ 0.58
                                                     ---------                        ---------                        ---------
                                                     ---------                        ---------                        ---------


2,022, 300 and 276 shares issuable pursuant to stock options have not been included in the above calculations for 1998, 1997 and 1996, respectively, since they would have been antidilutive.

PATENTS AND TRADEMARKS
Costs associated with obtaining patents and trademarks are capitalized in other assets and amortized over the estimated life of the associated patent or trademark.

SEGMENT REPORTING
The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS
131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION for the year ended December 31, 1998. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment.

RECLASSIFICATIONS
Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.

2.   MARKETABLE SECURITIES:

The Company accounts for its Marketable Securities in accordance with Statement of Financial Accounting Standards No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES (SFAS 115).


Held to Maturity                                    December 31, 1998             December 31, 1997
------------------------------------------      --------------------------    --------------------------
Fair Market Value                                $                  11,885     $                  10,850
                                                --------------------------    --------------------------
                                                --------------------------    --------------------------
Amortized Cost:
  State and Local Government                                       11,805                        10,720
                                                --------------------------    --------------------------
     Total                                       $                 11,805      $                 10,720
                                                --------------------------    --------------------------
                                                --------------------------    --------------------------
Maturity Information:
  Less than one year                                               11,805                         7,220
  One to five years                                                     -                         3,500
                                                --------------------------    --------------------------
     Total                                       $                 11,805      $                 10,720
                                                --------------------------    --------------------------
                                                --------------------------    --------------------------


3.   INCOME TAXES:

The Company accounts for income taxes in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. The Company realizes tax benefits as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. Tax benefits of $1,057, $1,198 and $2,353 were credited to paid-in capital in 1998, 1997 and 1996, respectively.

The provision for (benefit from) income taxes is as follows:


December 31,                                1998                 1997                     1996
---------------------------------       -------------         -------------          --------------
FEDERAL:
   Current                              $       230           $      6,630           $       6,462
   Deferred                                  (1,975)                   839                  (1,306)
                                        -------------         -------------          --------------
                                             (1,745)                 7,469                   5,156
STATE:
   Current                                      113                    696                     739
   Deferred                                    (145)                    60                    (273)
                                        -------------         -------------          --------------
                                                (32)                   756                     466
                                        -------------         -------------          --------------

          Total                         $    (1,777)          $      8,225           $       5,622
                                        -------------         -------------          --------------
                                        -------------         -------------          --------------


Total deferred income tax assets at December 31, 1998 and 1997 were $7,992 and $5,465, respectively. Total deferred income tax liabilities at December 31, 1998 and 1997 were $4,109 and $3,702, respectively. Individually significant temporary differences at December 31, 1998 include accounts receivable reserves and book/tax depreciation differences, which were recorded as deferred assets of $701 and $1,531, respectively. Individually significant temporary differences at December 31, 1997 included accounts receivable reserves, which were recorded as deferred assets of $1,700. The Company has not recorded a valuation allowance against the deferred tax assets, as they are realizable as a result of past income and available income tax carrybacks.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:


For the Year Ended December 31,                                   1998              1997            1996
-----------------------------------------------------------    -----------       -----------     -----------
Statutory federal income tax rate                                   (34.0)%            35.0%           35.0%
State taxes, net of federal income taxes                             (1.3)              1.7             3.5
Research and development tax credit                                 (26.3)             (2.7)           (1.6)
Foreign sales corporation tax benefit                               (10.0)             (3.1)           (3.1)
Tax exempt interest                                                 (13.4)             (1.7)           (2.4)
Meals and entertainment                                               4.5               0.3             0.4
Other                                                                 7.9              (0.4)           (1.8)
                                                               -----------       -----------     -----------
Effective tax rate                                                  (72.6)%            29.1%           30.0%
                                                               -----------       -----------     -----------
                                                               -----------       -----------     -----------


4.   INVENTORIES:


December 31,                                               1998                   1997
--------------------------------------------------     --------------        ---------------
Raw materials and components                           $       6,118         $       11,774
Work-in-process                                                1,649                  2,240
Finished goods                                                23,512                 18,106
                                                       --------------        ---------------
                                                       $      31,279         $       32,120
                                                       --------------        ---------------
                                                       --------------        ---------------


5.   PROPERTY AND EQUIPMENT:


December 31,                                            1998                1997
---------------------------------------------      ---------------     ---------------
Furniture and fixtures                             $       3,728       $       3,160
Manufacturing equipment                                    16,260              12,797
Engineering equipment                                       1,864               1,663
Computer equipment                                         19,697              18,244
Leasehold improvements                                      1,951               1,412
                                                   ---------------     ---------------
                                                           43,500              37,276
Less accumulated depreciation                             (30,444)            (21,769)
                                                   ---------------     ---------------
                                                   $       13,056      $       15,507
                                                   ---------------     ---------------
                                                   ---------------     ---------------


6.   LINE OF CREDIT

In April 1997, the Company entered into an unsecured $10.0 million line of credit with a commercial bank. The line of credit bears interest, at the Company's election, at one of the following: 1) the bank's prime rate, 2) LIBOR plus .65 percent, or 3) at a fixed rate as quoted to the borrower by the bank on the date of borrowing. The LIBOR rate on December 31, 1998 was 5.06 percent. The line of credit expires on June 30, 1999. The line of credit agreement contains certain liquidity, tangible net worth and pre-tax profit covenants. At December 31, 1998 there was no balance outstanding under this line of credit. At December 31, 1998, the Company was out of compliance with a covenant requiring the Company to have profit before taxes on a rolling four quarter basis. The Company received a waiver of this covenant as of December 31, 1998.

7.   LEASE OBLIGATIONS:

The Company leases its primary facility and certain improvements under a noncancelable operating lease, which expires in December 2003 as to approximately 150 square feet and December 1999 as to approximately 30 square feet. The lease has two, one year renewal options in regard to the 30 square feet.

Future minimum lease payments under the noncancelable operating leases as of December 31, 1998 are as follows (there were no capital leases at December 31, 1998):


        Year ending December 31,
        1999                                              $         2,600
        2000                                                        2,033
        2001                                                        2,033
        2002                                                        2,161
        2003                                                        2,161
        Thereafter                                                    912
                                                             -------------
        Total minimum lease payments                      $        11,900
                                                             -------------
                                                             -------------


Rental expense for the years ended December 31, 1998, 1997 and 1996 was $2,500, $2,305 and $2,268, respectively.


8.    SHAREHOLDERS' EQUITY:

GENERAL
In July 1996, the Company completed the repurchase of a total of 1,000 shares of its Common Stock at an average price of $8.80 per share, for a total of $8,783, which was paid out of existing cash balances.

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

STOCK OPTION PLANS
The Company's 1988 Combination Stock Option Plan, as amended (the "1988 Plan") expired in December 1998. The Company's 1998 Stock Incentive Plan (the "1998 Plan", together with the 1988 Plan, the "Plans"), covering 1,500 shares of the Company's Common Stock, was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to employees of the Company and restricted stock and nonstatutory stock options to employees, officers, directors and consultants of the Company. At December 31, 1998, the Company had 4,821 shares of Common Stock reserved for issuance under the Plans. Under the Plans, the exercise price of incentive and nonstatutory stock options cannot be less than the fair market value of the Company's Common Stock at the date of grant. Options granted generally vest over a four-year period and expire ten years from the date of grant.

Activity under the Plans is summarized as follows:


                                                  Shares
                                               Available for       Shares Subject to         Weighted Average
                                                   Grant                Options               Exercise Price
                                              ----------------     -------------------     ---------------------
Balances, December 31, 1995                           896                   2,792                 $ 9.76
Additional shares reserved                          1,000                       -                      -
Options granted                                    (2,104)                  2,104                  12.13
Options canceled                                    1,379                  (1,379)                 15.83
Options exercised                                       -                    (536)                  6.96
                                              ----------------     -------------------     ---------------------
Balances, December 31, 1996                         1,171                   2,981                   9.14
Options granted                                    (1,213)                  1,213                  12.21
Options canceled                                      555                    (555)                  9.97
Options exercised                                       -                    (504)                  7.05
                                              ----------------     -------------------     ---------------------
Balances, December 31, 1997                           513                   3,135                  10.51
Additional shares reserved                          1,500                       -                      -
Restricted share grants                               (51)                      -                      -
Restricted share cancellations                          6                       -                      -
Options granted                                    (2,366)                  2,366                   7.54
Options canceled                                    1,752                  (1,752)                 12.01
Options exercised                                       -                    (275)                  7.61
Shares expired                                         (7)                       -                     -
                                              ----------------     -------------------     ---------------------
                                              ----------------     -------------------     ---------------------
Balances, December 31, 1998                         1,347                   3,474                  $7.60
                                              ----------------     -------------------     ---------------------
                                              ----------------     -------------------     ---------------------


The Company's Directors' Stock Option Plan, as amended (the "Directors' Plan") provides for the issuance of stock options covering a total of 400 shares of the Company's Common Stock to directors of the Company who have not, at any time during the year preceding the grant of a stock option under the Directors' Plan, been an employee of the Company or its subsidiaries ("Eligible Directors"). The Directors' Plan provides for the automatic grant of options to purchase 20 shares of the Company's Common Stock on the date the director becomes an eligible director and options to purchase 10 shares of the Company's Common Stock on each anniversary of that date through August 21, 2002. The Directors' Plan also provided for the automatic grant of options to each Eligible Director on a quarterly basis in lieu of the payment of a retainer and attendance fees. The Directors' Plan was amended in the first quarter of 1999 to eliminate the quarterly grant and to change the date of the annual grant to the date that the Eligible Director is re-elected to the Board. The Eligible Directors will receive cash payments in lieu of the quarterly stock option awards. All Eligible Director options vest six months after the date of grant.

At December 31, 1998 the Company has reserved 347 shares of Common Stock for issuance under the Directors' Plan. Activity under the Directors' Plan is as follows:


                                                  Shares           Shares Subject to         Weighted Average
                                               Available for            Options               Exercise Price
                                                   Grant
                                              ----------------     -------------------     ---------------------
Balances, December 31, 1995                           291                     108                $ 10.06
Options granted                                       (70)                     70                  10.76
                                              ----------------     -------------------     ---------------------
Balances, December 31, 1996                           221                     178                  10.34
Options granted                                       (78)                     78                  11.86
Options canceled                                       22                     (22)                 11.01
Options exercised                                       -                     (40)                  6.36
                                              ----------------     -------------------     ---------------------
Balances, December 31, 1997                           165                     194                  11.72
Options granted                                       (45)                     45                   8.33
Options canceled                                       54                     (54)                 13.62
Options exercised                                       -                     (12)                  5.73
                                              ----------------     -------------------     ---------------------
                                              ----------------     -------------------     ---------------------
Balances, December 31, 1998                           174                     173                $ 10.66
                                              ----------------     -------------------     ---------------------
                                              ----------------     -------------------     ---------------------


STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123
The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all restricted stock awards and options granted during 1998, 1997 and 1996 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:


For the Year Ended
December 31,                                 1998             1997             1996
---------------------------------        ------------     ------------    -------------
Risk-free interest rate                       5.50%            6.25%            6.00%
Expected dividend yield                       0.00%            0.00%            0.00%
Expected lives (years)                          5                5                5
Expected volatility                           75.0%            73.1%            74.7%


Using the Black-Scholes methodology, the total value of stock awards and options granted during 1998, 1997 and 1996 was $12,991, $10,030 and $14,048, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years under the Plans and six months under the Directors' Plan). The weighted average fair value of stock awards and options granted during 1998, 1997 and 1996 was $5.28 per share, $7.77 per share and $6.46 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:


For the Year Ended
December 31,                         1998                           1997                          1996
-----------------------------------------------------     -------------------------    ----------------------------
                                As            Pro              As           Pro            As               Pro
                             Reported        Forma          Reported       Forma        Reported           Forma
                           ------------    ----------     -----------    ----------    ------------     -----------
Net income (loss)              $ (671)       $(6,578)       $ 20,050       $ 15,514       $ 13,132         $ 9,225
Net income (loss) per
share - basic                  $(0.03)       $ (0.30)         $ 0.93         $ 0.72         $ 0.60          $ 0.42
Net income (loss) per
share - diluted                $(0.03)       $ (0.30)         $ 0.90         $ 0.72         $ 0.58          $ 0.42


The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

The following table summarizes information about stock options outstanding at December 31, 1998:


                              Options Outstanding                                           Options Exercisable
---------------------------------------------------------------------------------    ----------------------------------
                                                 Weighted
                                                  Average            Weighted          Number of           Weighted
Range of Exercise            Number              Remaining            Average            Shares             Average
      Prices             Outstanding at         Contractual          Exercise         Exercisable          Exercise
                            12/31/98           Life (years)            Price          at 12/31/98            Price
-------------------      ----------------     ----------------     --------------    ---------------     --------------
         $3.75-4.31           1,180                 9.8                 $ 4.31               1               $ 4.31
          4.50-7.75             740                 9.0                   6.46             101                 6.46
         7.81-11.85           1,007                 7.4                   8.79             537                 8.91
        12.00-15.22             577                 8.3                  14.59             185                13.48
        15.57-18.63             143                 7.2                  16.79             112                16.81
-------------------      ----------------     ----------------     --------------    ---------------     --------------
       $ 3.75-18.63           3,647                 8.6                 $ 8.00             936              $ 10.50
-------------------      ----------------     ----------------     --------------    ---------------     --------------
-------------------      ----------------     ----------------     --------------    ---------------     --------------


At December 31, 1997 and 1996, 1,018 and 976 options, respectively, were exercisable at weighted average exercise prices of $9.69 per share and $8.72 per share, respectively.

9.   SUPPLEMENTAL CASH FLOW INFORMATION:

Supplemental disclosure of cash flow information is as follows:


For the Year Ended December 31,                                          1998           1997          1996
-----------------------------------------------------------------      ----------    -----------    ----------
Cash paid during the period for interest                            $         82  $          78  $         39
Cash paid during the period for income taxes                                 450          5,361         8,861
Note receivable in relation to sale of Genigraphics                          630              -             -
Property acquired through note payable                                         -              -           566


10.   EXPORT SALES AND MAJOR CUSTOMERS:

The Company markets its products in the United States and internationally. Geographic revenue information is as follows:


For the Year Ended December 31,                        1998                 1997                1996
----------------------------------------------    ----------------     ----------------     --------------
United States                                  $       179,052      $       184,215      $      152,285
Europe                                                  78,882               73,761              66,045
Asia Pacific                                            23,907               23,717              19,777
Other                                                   24,822               34,068              20,368
                                                  ----------------     ----------------     --------------
                                               $       306,663      $       315,761      $      258,475
                                                  ----------------     ----------------     --------------
                                                  ----------------     ----------------     --------------


Long-lived assets, other than in the United States, are not material.

One customer accounted for 13.3 percent of revenue in the year ended December 31, 1998 and no customers accounted for greater than 10 percent of revenue during the years ended December 31, 1997 or 1996.

                    Report of Independent Public Accountants
                         on Financial Statement Schedule

To the Board of Directors and Shareholders of In Focus Systems, Inc.

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in In Focus Systems, Inc.'s 1998 Annual Report on Form 10-K, and have issued our report thereon dated January 20, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






January 19, 1999                                             ARTHUR ANDERSEN LLP

                                                                     SCHEDULE II

                              IN FOCUS SYSTEMS, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                                 (In thousands)


-----------------------------------------------------------------------------------------------------------------------------------
              Column A                        Column B                             Column C              Column D          Column E
-----------------------------------------------------------------------------------------------------------------------------------
                                               Balance            Charged          Charged to                              Balance
                                            at Beginning       to Costs and     Other Accounts -       Deductions -         at End
            Description                       of Period          Expenses           Describe           Describe (a)       of Period
-----------------------------------------------------------------------------  ----------------------------------------------------
Year Ended December 31, 1996:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts           $ 1,184      $  1,040           $           -            $    (277)         $ 1,947
Sales allowances                                 $ 905      $ 15,234           $           -            $ (14,029)         $ 2,110

Year Ended December 31, 1997:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts           $ 1,947      $     27           $           -            $    (367)         $ 1,607
Sales allowances                               $ 2,110      $ 19,235           $           -            $ (18,117)         $ 3,228

Year Ended December 31, 1998:

Reserves deducted from asset accounts:

Allowance for uncollectible accounts           $ 1,607      $  1,175           $          -             $    (138)         $ 2,644
Sales allowances                               $ 3,228      $ 32,864           $          -             $ (31,642)         $ 4,450


(a) Charges to the accounts included in this column are for the purposes for which the reserves were created.