Form 10-Q
period 1999-03-31
IN FOCUS SYSTEMS INC
filed 1999-04-30
CIK 845434

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

                           --------------------------


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
             For the transition period from _________ to _________

                        Commission file number 000-18908


                             IN FOCUS SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                  OREGON                                 93-0932102
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)


 27700B SW PARKWAY AVENUE, WILSONVILLE, OREGON               97070
   (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code: 503-685-8888

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                       ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  COMMON STOCK WITHOUT PAR VALUE                          22,289,013
             (Class)                            (Outstanding at April 22, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             IN FOCUS SYSTEMS, INC.
                                    FORM 10-Q
                                      INDEX



PART I - FINANCIAL INFORMATION                                           PAGE
                                                                         ----
Item 1.  Financial Statements

         Consolidated  Balance  Sheets - March 31,  1999 and
         December 31, 1998                                                 2

         Consolidated  Statements  of  Operations - Three Months Ended
         March 31, 1999 and 1998                                           3

         Consolidated  Statements  of Cash Flows - Three  Months Ended
         March 31, 1999 and 1998                                           4

         Notes to Consolidated Financial Statements                        5

Item 2.  Management's  Discussion and Analysis of Financial  Condition
         and Results of Operations                                         6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       10

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 11

Signatures                                                                12

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                             IN FOCUS SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                           March 31,       December 31,
                                                             1999            1998
                                                          ----------       -----------
ASSETS
Current Assets:
    Cash and cash equivalents                              $ 37,775          $ 26,786
    Marketable securities - held to maturity                  8,211            11,805
    Accounts receivable, net of allowances of
       $8,196 and $7,094                                     82,213            78,698
    Inventories, net                                         37,123            31,279
    Income taxes receivable                                     760             1,125
    Deferred income taxes                                     2,531             2,531
    Other current assets                                      4,140             3,593
                                                           --------          --------
        Total Current Assets                                172,753           155,817

Marketable securities - held to maturity                      2,082                 -
Property and equipment, net of accumulated
       depreciation of $32,835 and $30,444                   12,206            13,056
Deferred income taxes                                         1,352             1,352
Other assets, net                                             1,751             1,706
                                                           --------          --------
        Total Assets                                       $190,144          $171,931
                                                           --------          --------
                                                           --------          --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                       $ 40,766          $ 27,657
    Payroll and related benefits payable                      2,665             2,179
    Accrued warranty                                          2,461             2,161
    Other current liabilities                                 5,725             4,333
                                                           --------          --------
        Total Current Liabilities                            51,617            36,330

Shareholders' Equity:
    Common stock, 50,000,000 shares authorized;
      shares issued and outstanding:  22,279,403
      and 22,218,729                                         53,947            53,895
    Additional paid-in capital                               12,389            12,359
    Retained earnings                                        72,191            69,347
                                                           --------          --------
       Total Shareholders' Equity                           138,527           135,601
                                                           --------          --------
       Total Liabilities and Shareholders' Equity          $190,144          $171,931
                                                           --------          --------
                                                           --------          --------


      The accompanying notes are an integral part of these balance sheets.

                             IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except share amounts)


                                                      Three months ended March 31,
                                                      ---------------------------
                                                        1999               1998
                                                      --------           --------
Revenue                                               $ 86,450           $ 70,474
Cost of sales                                           65,558             56,368
                                                      --------           --------
Gross profit                                            20,892             14,106

Operating expenses:
    Marketing and sales                                 10,328             11,202
    Engineering                                          4,968              5,940
    General and administrative                           1,981              2,160
                                                      --------           --------
                                                        17,277             19,302
                                                      --------           --------
Income (loss) from operations                            3,615             (5,196)

Other income (expense):
    Interest income                                        429                311
    Other, net                                             (89)                41
                                                      --------           --------
                                                           340                352
                                                      --------           --------
Income (loss) before (provision for) benefit
  from income taxes                                      3,955             (4,844)
(Provision for) benefit from income taxes               (1,111)             1,448
                                                      --------           --------
Net income (loss)                                        2,844             (3,396)
                                                      --------           --------
                                                      --------           --------
Basic net income (loss) per share                     $   0.13           $  (0.15)
                                                      --------           --------
                                                      --------           --------
Diluted net income (loss) per share                   $   0.12           $  (0.15)
                                                      --------           --------
                                                      --------           --------


        The accompanying notes are an integral part of these statements.

                             IN FOCUS SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                            Three months ended March 31,
                                                                            ---------------------------
                                                                               1999               1998
                                                                            --------           --------
Cash flows from operating activities:
   Net income (loss)                                                        $  2,844           $ (3,396)
   Adjustments to reconcile net income (loss) to net cash
      flows provided by (used in) operating activities:
         Depreciation and amortization                                         2,423              2,672
         Gain on sale of equipment                                                (8)                 -
         Other non-cash (income) expense                                         (12)               (18)
         (Increase) decrease in:
            Accounts receivable, net                                          (3,515)            11,600
            Inventories, net                                                  (5,844)           (18,398)
            Income taxes receivable                                              365             (2,393)
            Other current assets                                                (547)              (375)
         Increase (decrease) in:
            Accounts payable                                                  13,109             (1,344)
            Payroll and related benefits payable                                 486             (1,450)
            Accrued warranty and other current liabilities                     1,692                276
                                                                            --------           --------
               Net cash provided by (used in) operating activities            10,993            (12,826)

Cash flows from investing activities:
   Purchase of marketable securities-held to maturity                         (2,488)            (7,806)
   Maturity of marketable securities-held to maturity                          4,000              1,500
   Payments for purchase of property and equipment                            (1,492)            (2,257)
   Other assets, net                                                             (95)            (1,019)
                                                                            --------           --------
               Net cash used in investing activities                             (75)            (9,582)

Cash flows from financing activities:
   Proceeds from sale of common stock                                             52              1,944
   Income tax benefit of non-qualified stock option
      exercises and disqualifying dispositions                                    19              1,042
                                                                            --------           --------
               Net cash provided by financing activities                          71              2,986

Increase (decrease) in cash and cash equivalents                              10,989            (19,422)

Cash and cash equivalents:
   Beginning of period                                                        26,786             37,950
                                                                            --------           --------
   End of period                                                            $ 37,775           $ 18,528
                                                                            --------           --------
                                                                            --------           --------

        The accompanying notes are an integral part of these statements.

                             IN FOCUS SYSTEMS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three-month periods ended March 31, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from In Focus Systems, Inc.'s 1998 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in In Focus' 1998 Annual Report on Form 10-K.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

                                  MARCH 31, 1999       DECEMBER 31, 1998
                                  --------------       -----------------
Raw materials and components         $ 8,488                 $6,118
Work-in-process                        2,243                  1,649
Finished goods                        26,392                 23,512
                                    --------               --------
                                    $ 37,123               $ 31,279
                                    --------               --------
                                    --------               --------

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                THREE MONTHS ENDED MARCH 31,
                                                ----------------------------
                                                   1999               1998
                                                 ------              ------
Cash paid during the period for income taxes      $ 683              $ 154

NOTE 4.  EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share ("EPS") and diluted
EPS:

THREE MONTHS ENDED MARCH 31,        1999                                             1998
------------------------------      ------------------------------------------       --------------------------------------------
                                                                        Per                                                Per
                                                                       Share                                              Share
                                     Income           Shares           Amount          Loss            Shares             Amount
                                    ------------------------------------------       --------------------------------------------
BASIC EPS
Income (loss) available to
 Common Shareholders                $ 2,844           22,277          $   0.13       $(3,396)           22,041          $  (0.15)
                                                                      --------                                          --------
                                                                      --------                                          --------
DILUTED EPS
Effect of dilutive stock
 options                                 --              760                              --                --
                                    ------------------------                         -------------------------
Income (loss) available
 to Common  Shareholders            $ 2,844           23,037          $   0.12       $(3,396)           22,041          $  (0.15)
                                                                      --------                                          --------
                                                                      --------                                          --------

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 1,057 and 1,115 shares, respectively, issuable pursuant to stock options, for the three month periods ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
Statements in this Form 10-Q which In Focus considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. In Focus, from time to time, may make forward-looking statements relating to the following:

      -  anticipated gross margins;

      -  availability of products manufactured on behalf of the Company;

      -  backlog;

      -  new product introductions; and

      -  future capital expenditures.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

      - in regard to gross margins, uncertainties associated with market acceptance of and demand for In Focus' products, impact of competitive products and their pricing and dependence on third party suppliers;

      - in regard to product availability and backlog, uncertainties associated with manufacturing capabilities and dependence on third party suppliers;

      - in regard to new product introductions, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights; and

      - in regard to future capital expenditures, uncertainties associated with new product introductions.

RESULTS OF OPERATIONS
Revenue increased to $86.5 million in the first quarter of 1999 compared to $70.5 million in the first quarter of 1998. The increase in revenue is primarily attributable to record unit sales, with a 41 percent increase in units sold compared to the first quarter of 1998. Unit sales also increased 5 percent compared to the fourth quarter of 1998. Demand was particularly strong for In Focus' new line of personal projectors, which were introduced during the first quarter of 1999. Prices declined at an expected, typical industry rate of 5 to 10 percent during the first quarter of 1999. In Focus end-of-lifed the LP225, LP425 and the LP725 during the first quarter of 1999.

Three new seven pound personal projectors, all utilizing Texas Instruments' Digital Light Processing technology, began shipping in the first quarter of 1999:

      1. the LP400, with 700 lumens and a suggested list price of $3,429;

      2. the LP425Z, a full-featured 900 lumen SVGA projector with a suggested list price of $5,999; and

      3. the LP435Z, a full-featured 1,000 lumen XGA projector with a suggested list price of $6,999.

The personal platform continued to be the top selling platform in the industry.

Two new conference room projectors began shipping in the first quarter of 1999:

      1. the LP750, an 800 lumen XGA projector that is the quietest projector in the industry; and

      2. the LP1200, a 1200 lumen XGA projector that is suitable for both conference room and fixed installation use because of its advanced feature set which includes dual source display.

In Focus also began shipping the LS700, its first entry into the home theatre market with exceptional video quality at a competitive price, and the LP740B, a 1,500 lumen SXGA projector that addresses the needs of those requiring very high resolution and brightness for medical and engineering applications, in the first quarter of 1999.

Also in the first quarter of 1999, In Focus signed an OEM agreement with Kodak for personal digital projectors which should begin shipping in the second quarter of 1999*.

During the first quarter of 1999, International sales represented 45 percent of total revenue, including 9 percent from Asia Pacific countries, compared to 57 percent and 13 percent, respectively, in the first quarter of 1998. The international percentage in the first quarter of 1998 was unusually high due to lower than normal domestic sales in that quarter.

Because there are multiple competitive products for In Focus' resellers to choose from, In Focus does not operate with a large backlog. Instead, In Focus' customers generally order products for immediate delivery and the Company must respond to competitive prices and ship the product quickly or risk losing the order. However, as a result of orders from customers on credit hold and orders for newly introduced products, at March 31, 1999, In Focus had backlog of approximately $15.8 million, compared to approximately $24.0 million at March 31, 1998 and $15.2 million at December 31, 1998. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 1999*. There is minimal seasonal influence relating to In Focus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that In Focus will realize a profit from filling the orders.

In Focus achieved gross margins of 24.2 percent in the first quarter of 1999 compared to 20.0 percent in the first quarter of 1998 and 22.4 percent in the fourth quarter of 1998. This was the fourth consecutive quarter of margin improvement for In Focus. The increases in the gross margin percentage are primarily a result of the volume shipment of new products that have higher gross margins than mature products, cost savings associated with the in-house manufacturing of the image engines for the personal projectors and overall price decreases at the anticipated rate of 5 to 10 percent. Price decreases in the first quarter of 1998 were significantly higher and occurred more rapidly than anticipated.

Marketing and sales expense decreased to $10.3 million (11.9 percent of revenue) in the first quarter of 1999 compared to $11.2 million (15.6 percent of revenue) in the first quarter of 1998. The decrease is primarily a result of decreased headcount relative to the first quarter of 1998.

Engineering expense decreased to $5.0 million (5.7 percent of revenue) in the first quarter of 1999 from $5.9 million (8.4 percent of revenue) in the first quarter of 1998. The decrease is primarily a result of decreased headcount relative to the first quarter of 1998.

General and administrative expense decreased to $2.0 million (2.3 percent of revenue) in the first quarter of 1999 from $2.2 million (3.1 percent of revenue) in the first quarter of 1998. The decrease is primarily a result of decreased headcount relative to the first quarter of 1998.

Income from operations increased to $3.6 million (4.2 percent of revenue) in the first quarter of 1999 compared to a loss from operations of $5.2 million in the first quarter of 1998, as a result of increased sales and gross margins and decreased operating expenses as indicated above.

Income taxes are based on an estimated rate of 28.1 percent compared to a benefit of 29.9 percent in the first quarter of 1998 and a benefit of 72.6 percent for the year ended December 31, 1998. The decrease from the first quarter of 1998 and from the year ended December 31, 1998, is primarily a result of larger benefits related to the Company's foreign sales corporation and research and development activities in relation to the amount of income or loss.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1999 working capital was $121.1 million, including $37.8 million of cash and cash equivalents and $8.2 million of marketable securities. In the first quarter of 1999, working capital increased by $1.6 million and the current ratio decreased to 3.3:1 at March 31, 1999 compared to 4.3:1 at December 31, 1998.

Cash and cash equivalents increased $11.0 million primarily due to cash provided by operations of $11.0 million and the net maturity of $1.5 million of marketable securities, offset by $1.5 million used for the purchase of property and equipment.

Accounts receivable increased $3.5 million to $82.2 million at March 31, 1999 compared to $78.7 million at December 31, 1998 primarily as a result of a greater volume of products shipping in the last two months of the quarter due to new product introductions and a more back-end loaded component supply than the fourth quarter of 1998. As a result, day's sales outstanding increased to 86 days at March 31, 1999 compared to 80 days at December 31, 1998. At March 31, 1999, 72 percent of In Focus' accounts receivable were current, 14 percent were 30 days or less past due and 14 percent were beyond 30 days past due. Of the beyond 30 days past due, one customer, which is currently in bankruptcy proceedings, represents $1.2 million, or 9.4 percent of the beyond 30 days past due amount. In Focus believes it is adequately reserved for this and other potential bad debts*.

Inventories increased $5.8 million to $37.1 million at March 31, 1999 from $31.3 million at December 31, 1998 primarily due to an increase in raw materials inventory to support the ramp-up of new product shipments and an increase in finished goods inventory to meet customer requirements early in the second quarter of 1999. As a result of the above, annualized inventory turns were approximately 7.7 times for the quarter ended March 31,

1999 compared to approximately 8.5 times for the fourth quarter of 1998 on an annualized basis.

Accounts payable increased $13.1 million to $40.8 million at March 31, 1999 compared to $27.7 million at December 31, 1998 primarily as a result of significant component purchases late in the quarter.

The $1.5 million of purchases of property, plant and equipment were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment in 1999 are expected to total approximately $8.2 million, primarily for new product tooling, engineering equipment and information systems infrastructure*.

YEAR 2000
PRODUCTS
In Focus has determined that all past and current products ("Products"), including LitePro and LP projectors, PanelBook, PowerView, SmartView and PC Viewer projection panels, and LiteShow II and LiteShow Pro presentation players, are Year 2000-compliant. However, with respect to the LiteShow Pro presentation player, In Focus does not make any representation as to Microsoft Windows software installed thereon. In the fourth quarter of 1998, In Focus made additional modifications to its systems based upon new recommendations provided by its technology vendors.

INFORMATION SYSTEMS
In Focus utilizes a packaged application strategy for all critical information systems functions. By the third quarter of 1998 all enterprise information system components were current with all Year 2000 updates and changes required by the manufacturers. This includes enterprise software, operating systems, networking components, application and data servers, PC hardware, and core office automation software.

Various component tests have been conducted to verify full Year 2000 operational compliance. This process uncovered additional year 2000 issues that have been resolved jointly with In Focus' technology vendors. Additionally, In Focus' vendors are revising their updates and recommendations as other companies report issues to them. We expect this process to be ongoing as more companies conduct their testing and provide feedback to the technology vendors.

In addition to the information system component testing, In Focus has conducted a system wide test, to include all components from the desktop to the data center, to ensure that all of the compliant components can function properly as a whole. This full integration test was completed in March 1999. The focus of these tests was to ensure that In Focus' business processes run end-to-end with no Year 2000 errors or issues. Errors were found and corrected during this testing process. At the conclusion of testing in March, there were no outstanding year 2000 issues in the software. In Focus will continue to perform testing and communicate regularly with its technology vendors to keep abreast of any year 2000 developments.

In Focus' packaged application strategy has allowed it to keep its technology on maintenance contracts with its suppliers. Year 2000 upgrades to these technologies are covered under the maintenance contracts and represent no additional spending. Application upgrade and technology retirement intervals are not accelerated as a result of the Year 2000 issue. The packaged application strategy, maintenance contracts, upgrade and technology retirement intervals have been in place for the past four years. At this time, we foresee no material incremental spending for the Year 2000 issue*.

Like all U.S. businesses, In Focus will be at risk from external infrastructure failures that could arise from Year 2000 failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional across the nation in the Year 2000. Investigation and assessment of infrastructures, like the nations power grid, is beyond the scope and resources of In Focus. Investors should use their own awareness of the issues in the nations' infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

SUPPLIER BASE
In Focus has begun a year 2000 supplier audit program. It has contacted all of its critical suppliers to inform them of its year 2000 expectations, and a request has been made for each vendor's compliance program. The supplier audit program is in its early stages and does not have a return rate useful for projecting the overall impact on In Focus from its supplier base at this time.

It should be noted that there have been predictions of failures of key components in the transportation infrastructure due to the year 2000 problem. It is possible that there could be delays in rail, over-the-road and air shipments due to failure in transportation control systems. Investigation and validation of the world's transportation infrastructure is beyond the scope and the resources of In Focus. Investors should use their own awareness of the issues in the transportation infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

In Focus is developing a contingency plan in regard to its internal systems, supplier issues and other more global infrastructure issues that will be completed upon receiving confirmations from its critical suppliers and customers.

NEW ACCOUNTING PRONOUNCEMENT
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
None.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

      Exhibit No.
      -----------
      27    Financial Data Schedule

 (b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date: April 28, 1999                IN FOCUS SYSTEMS, INC.


                                    By: /s/ JOHN V. HARKER
                                       ---------------------------------------
                                    John V. Harker
                                    Chairman of the Board, President,
                                    Chief Executive  Officer, Chief Financial
                                    Officer and Secretary
                                    (Duly authorized Principal Executive
                                    Officer and Principal Financial and
                                    Accounting Officer)