Form 10-Q
period 1999-06-30
IN FOCUS SYSTEMS INC
filed 1999-08-02
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

    (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                   to

Commission file number 000-18908

IN FOCUS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0932102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700B SW Parkway Avenue,	97070
Wilsonville, Oregon	(Zip Code)
(Address of principal executive offices)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	22,424,657
(Class)	(Outstanding at July 30, 1999)

IN FOCUS SYSTEMS, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

IN FOCUS SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 1999	December 31, 1998
Assets
Current Assets:
Cash and cash equivalents	$46,186	$26,786
Marketable securities - held to maturity	4,105	11,805
Accounts receivable, net of allowances of $8,110 and $7,094	71,984	78,698
Inventories, net	33,738	31,279
Income taxes receivable	1,330	1,125
Deferred income taxes	3,937	2,531
Other current assets	4,783	3,593

Total Current Assets	166,063	155,817
Marketable securities - held to maturity	2,085	—
Property and equipment, net of accumulated depreciation of $35,314 and $30,444	11,613	13,056
Deferred income taxes	1,833	1,352
Other assets, net	2,070	1,706

Total Assets	$183,664	$171,931

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$25,631	$27,657
Payroll and related benefits payable	4,153	2,179
Marketing incentives payable	4,511	2,983
Accrued warranty	3,711	2,161
Other current liabilities	1,769	1,350

Total Current Liabilities	39,775	36,330
Shareholders' Equity:
Common stock, 50,000,000 shares authorized; shares issued and outstanding: 22,325,835 and 22,218,729	54,298	53,895
Additional paid-in capital	12,442	12,359
Retained earnings	77,149	69,347

Total Shareholders' Equity	143,889	135,601

Total Liabilities and Shareholders' Equity	$183,664	$171,931

The accompanying notes are an integral part of these balance sheets.

IN FOCUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Revenue	$93,353	$72,346	$179,803	$142,820
Cost of sales	66,946	57,397	132,504	113,765

Gross profit	26,407	14,949	47,299	29,055
Operating expenses:
Marketing and sales	12,295	10,218	22,623	21,420
Engineering	5,381	4,732	10,349	10,672
General and administrative	2,248	1,644	4,229	3,804

	19,924	16,594	37,201	35,896

Income (loss) from operations	6,483	(1,645)	10,098	(6,841)
Other income (expense):
Interest expense	—	(79)	—	(79)
Interest income	543	271	972	582
Other, net	(87)	(281)	(176)	(240)

	456	(89)	796	263

Income (loss) before income taxes	6,939	(1,734)	10,894	(6,578)
(Provision for) benefit from income taxes	(1,981)	530	(3,092)	1,978

Net income (loss)	$4,958	$(1,204)	$7,802	$(4,600)

Basic net income (loss) per share	$0.22	$(0.05)	$0.35	$(0.21)

Diluted net income (loss) per share	$0.21	$(0.05)	$0.34	$(0.21)

The accompanying notes are an integral part of these statements.

IN FOCUS SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)

	Six months ended June 30,
	1999	1998
Cash flows from operating activities:
Net income (loss)	$7,802	$(4,600)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	5,136	4,986
Deferred income taxes	(1,887)	—
Gain on sale of equipment	(8)	—
Other non-cash expenses	7	8
Equity in (income) loss of joint venture	(532)	(26)
(Increase) decrease in:
Accounts receivable, net	6,714	14,065
Inventories, net	(2,459)	(9,108)
Income taxes receivable	(205)	(3,061)
Other current assets	(1,190)	(2,032)
Increase (decrease) in:
Accounts payable	(2,026)	(19,935)
Payroll and related benefits payable	1,974	(875)
Other current liabilities	3,497	(1,033)

Net cash provided by (used in) operating activities	16,823	(21,611)
Cash flows from investing activities:
Purchase of marketable securities-held to maturity	(4,890)	(7,806)
Maturity of marketable securities-held to maturity	10,505	2,602
Payments for purchase of property and equipment	(3,422)	(3,908)
Investment in joint venture	532	26
Other assets, net	(612)	(1,024)

Net cash provided by (used in) investing activities	2,113	(10,110)
Cash flows from financing activities:
Proceeds from sale of common stock	403	2,002
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	61	1,053

Net cash provided by financing activities	464	3,055
Increase (decrease) in cash and cash equivalents	19,400	(28,666)
Cash and cash equivalents:
Beginning of period	26,786	37,950

End of period	$46,186	$9,284

The accompanying notes are an integral part of these statements.

IN FOCUS SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and six month periods ended June 30, 1999 and 1998 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from In Focus Systems, Inc.'s 1998 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in In Focus' 1998 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

	June 30, 1999	December 31, 1998
Raw materials and components	$10,778	$6,637
Work-in-process	1,071	1,649
Finished goods	21,889	22,993

	$33,738	$31,279

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Six months ended June 30,
	1999	1998
Cash paid during the period for income taxes	$4,460	$283
Cash paid during the period for interest	—	79

Note 4. Earnings Per Share

Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended June 30,	1999			1998
Basic EPS	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Net income (loss) available to Common Shareholders	$4,958	22,299	$0.22	$(1,204)	22,195	$(0.05)

Diluted EPS
Effect of dilutive stock options	—	994		—	—

Net Income (loss) available to Common Shareholders	$4,958	23,293	$0.21	$(1,204)	22,195	$(0.05)

Three Months Ended June 30,	1999			1998
Basic EPS	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Net income (loss) available to Common Shareholders	$7,802	22,290	$0.35	$(4,600)	22,138	$(0.21)

Diluted EPS
Effect of dilutive stock options	—	879		—	—

Net income (loss) available to Common Shareholders	$7,802	23,169	$0.34	$(4,600)	22,138	$(0.21)

Potentially dilutive securities for the three and six month periods ended June 30, 1999 that are not included in the diluted EPS calculations because they would be antidilutive include 804 and 927 shares, respectively, issuable pursuant to stock options. Potentially dilutive securities for the three and six month periods ended June 30, 1998 that are not included in the diluted EPS calculations because they would be antidilutive include 3,393 shares issuable pursuant to stock options.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements in this Form 10-Q which In Focus Systems, Inc. ("In Focus" or the "Company") considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. In Focus, from time to time, may make forward-looking statements relating to the following:

•
anticipated gross margins;

•
availability of products manufactured on behalf of the Company;

•
backlog;

•
new product introductions; and

•
future capital expenditures.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

•
in regard to gross margins, uncertainties associated with market acceptance of and demand for In Focus' products, impact of competitive products and their pricing and dependence on third party suppliers;

•
in regard to product availability and backlog, uncertainties associated with manufacturing capabilities and dependence on third party suppliers;

•
in regard to new product introductions, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights; and

•

in regard to future capital expenditures, uncertainties associated with new product introductions.

Results of Operations

Revenue increased to $93.4 million in the second quarter of 1999 from $72.3 million in the second quarter of 1998, and increased to $179.8 million for the six months ended June 30, 1999 from $142.8 million for the comparable period of 1998. The increase in revenue is primarily attributable to record unit sales, with a 36 percent and 39 percent increase, respectively, in units sold in the quarter and year to date periods ended June 30, 1999, respectively, compared to the same periods of 1998. Demand was particularly strong for In Focus' line of ultraportable personal projectors, which were introduced during the first quarter of 1999. The ultraportable segment represented 74 percent of units sold in the second quarter of 1999. Due to strong demand and a limited supply of Digital Micromirror Devices ("DMDs"), pricing on the ultraportable products remained relatively stable during the second quarter of 1999 while pricing on the conference room and fixed installation projectors experienced typical industry pricing declines of 5 to 10 percent. In Focus expects the supply of DMDs to remain constrained during the third quarter of 1999*. The DMDs are provided by a single, domestic supplier for which In Focus has no ready second source. In Focus end-of-lifed the LP225, LP425 and the LP725 during the first quarter of 1999 and the LP1000 during the second quarter of 1999.

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

In the second quarter of 1999, In Focus began shipping the DP900 and DP1100 to Kodak. The DP900 and DP1100 are OEM versions of the LP425Z and LP435Z, respectively.

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

During the first two quarters of 1999, International sales represented 39 percent of total revenue, including 9 percent from Asia Pacific countries, compared to 45 percent international revenue, including 10 percent from Asia Pacific countries, in the first two quarters of 1998.

Because there are multiple competitive products for In Focus' resellers to choose from, In Focus does not typically operate with a large backlog. Instead, In Focus' customers generally order products for immediate delivery and the Company must respond to competitive prices and ship the product quickly or risk losing the order. However, as a result of strong demand for In Focus' LP400, LP330, LP425Z and LP435Z and supply constraints for certain components, at June 30, 1999, the Company had backlog of approximately $74.8 million, compared to approximately $15.9 million at June 30, 1998 and $15.2 million at December 31, 1998. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 1999.* However, should In Focus not receive components as forecasted, some of the backlog orders at June 30, 1999 may be canceled and therefore not result in revenue for In Focus. There is minimal seasonal influence relating to In Focus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that In Focus will realize a profit from filling the orders.

In Focus achieved gross margins of 26.3 percent in the first six months of 1999, with 28.3 percent achieved in the second quarter of 1999, compared to 20.3 percent in the first six months of 1998 and 20.7 percent in the second quarter of 1998. This was the fifth consecutive quarter of margin improvement for In Focus. The increases in the gross margin percentage are primarily a result of the volume shipment of new products that have higher gross margins than mature products and cost savings associated with the in-house manufacturing of the image engines for the personal projectors. In addition, prices for ultraportable products were relatively stable during the second quarter of 1999 due to strong demand and constrained supply for certain components. Price decreases in the first half of 1998 were significantly higher and occurred more rapidly than anticipated.

Marketing and sales expense increased to $12.3 million and $22.6 million, respectively (13.2 percent and 12.6 percent of revenue, respectively) for the three and six month periods ended June 30, 1999 compared to $10.2 million and $21.4 million, respectively (14.1 percent and 15.0 percent of revenue, respectively) for the comparable periods of 1998. The increase is primarily a result of increased spending to drive demand for new products, for tradeshows, a worldwide sales meeting and increased channel program expenses related to increased revenue.

Engineering expense was $5.4 million and $10.3 million, respectively (5.8 percent and 5.8 percent of revenue, respectively) for the three and six month periods ended June 30, 1999 compared to $4.7 million and $10.7 million, respectively (6.5 percent and 7.5 percent of revenue, respectively) for the comparable periods of 1998. The decrease in the year to date amount is primarily a result of decreased average headcount relative to the first half of 1998, partially offset by modest increases in In Focus' investment in advanced development projects.

General and administrative expense increased to $2.2 million and $4.2 million, respectively (2.4 percent and 2.4 percent of revenue, respectively) for the three and six month periods ended June 30, 1999 compared to $1.6 million and $3.8 million, respectively (2.3 percent and 2.7 percent of revenue, respectively) for the comparable periods of 1998. The increase is primarily a result of increased headcount, bonus accruals and bad debt reserve accruals.

Income from operations was $6.5 million and $10.1 million, respectively (6.9 percent and 5.6 percent of revenue, respectively) for the three month and six month periods ended June 30, 1999 compared to loss from operations of $1.6 million and $6.8 million, for the comparable periods of 1998, primarily as a result of increased revenue and gross margins as discussed above.

Income taxes through June 30, 1999 are based on an estimated rate of 28.4 percent, which decreased from 30.1 percent in the first six months of 1998. The decrease from the first six months of 1998 is primarily a result of larger benefits related to the Company's foreign sales corporation and research and development activities in relation to the amount of income or loss. In Focus expects an effective tax rate of approximately 30 to 32 percent for the remainder of 1999.

Liquidity and Capital Resources

At June 30, 1999 working capital was $126.3 million, including $46.2 million of cash and cash equivalents and $4.1 million of marketable securities. In the first half of 1999, working capital increased by $6.8 million and the current ratio remained relatively stable at 4.2:1 at June 30, 1999 compared to 4.3:1 at December 31, 1998.

Cash and cash equivalents increased $19.4 million primarily due to cash provided by operations of $17.9 million and the net maturity of $5.6 million of marketable securities, offset by $3.4 million used for the purchase of property and equipment.

Accounts receivable decreased $6.7 million to $72.0 million at June 30, 1999 compared to $78.7 million at December 31, 1998, primarily due to more linear product shipments in the second quarter of 1999 compared to the fourth quarter of 1998. As a result, day's sales outstanding decreased to 69 days at June 30, 1999 compared to 86 days at March 31, 1999 and 80 days at December 31, 1998. At June 30, 1999, 74.5 percent of In Focus' accounts receivable were current, 18.1 percent were 30 days or less past due and 7.4 percent were beyond 30 days past due. In Focus believes it is adequately reserved for potential bad debts*.

Inventories increased $2.4 million to $33.7 million at June 30, 1999 compared to $31.3 million at December 31, 1998, primarily due to an increase in raw materials, offset by decreases in work-in-process and finished goods. Annualized inventory turns were approximately 7.6 times for the quarter ended June 30, 1999 compared to approximately 8.5 times for the fourth quarter of 1998 on an annualized basis.

The $3.4 million of purchases of property, plant and equipment in the first six months of 1999 were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment in 1999 are expected to total approximately $8.2 million, primarily for new product tooling, engineering equipment and information systems infrastructure*.

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

Various component tests have been conducted to verify full Year 2000 operational compliance. This process uncovered additional year 2000 issues that have been resolved jointly with In Focus' technology vendors. Additionally, In Focus' vendors are revising their updates and recommendations as other companies report issues to them. In Focus expects this process to be ongoing as more companies conduct their testing and provide feedback to the technology vendors.

In addition to the information system component testing, In Focus has conducted a system wide test, to include all components from the desktop to the data center, to ensure that all of the compliant components can function properly as a whole. This full integration test was completed in March 1999. The focus of these tests was to ensure that In Focus' business processes run end-to-end with no Year 2000 errors or issues. Errors were found and corrected during this testing process. At the conclusion of testing in March 1999, there were no outstanding year 2000 issues in the software. In Focus will continue to perform testing and communicate regularly with its technology vendors to keep abreast of any year 2000 developments.

In Focus' packaged application strategy has allowed it to keep its technology on maintenance contracts with its suppliers. Year 2000 upgrades to these technologies are covered under the maintenance contracts and represent no additional spending. Application upgrade and technology retirement intervals are not accelerated as a result of the year 2000 issue. The packaged application strategy, maintenance contracts, upgrade and technology retirement intervals have been in place for the past four years. At this time, In Focus foresees no material incremental spending for the year 2000 issue*.

Like all U.S. businesses, In Focus will be at risk from external infrastructure failures that could arise from year 2000 failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional across the nation in the year 2000. Investigation and assessment of infrastructures, like the nation's power grid, is beyond the scope and resources of In Focus. Investors should use their own awareness of the issues in the nation's infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

Supplier Base

In Focus has begun a year 2000 supplier audit program. It has contacted all of its critical suppliers to inform them of its year 2000 expectations, and a request has been made for each vendor's compliance program. Based on the results of this audit program, In Focus will discontinue utilizing certain vendors prior to year-end. Certain critical suppliers have not yet demonstrated that they will be year 2000 compliant prior to year-end. In Focus is considering second sourcing or stockpiling certain components prior to year-end to help ensure adequate supply from suppliers who have not confirmed year 2000 compliance.

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

Resellers

In Focus has surveyed its resellers regarding year 2000 compliance. Several critical resellers have not demonstrated that they will be year 2000 compliant by September 30, 1999. In Focus intends to discontinue certain rebates and spiffs and only ship COD in the fourth quarter for noncompliant resellers.

Contingency Plan

In Focus is developing a contingency plan in regard to its internal systems, supplier issues, reseller issues and other more global infrastructure issues. Such plans include the following:

•
Stopping operations on December 29, 1999 in order to be able to close the books prior to midnight on December 31, 1999;

•
Developing manual workarounds for all critical automated processes;

•
Downloading and printing of critical data and reports by December 30, 1999;

•
Creating specific plans of action for dealing with critical non-compliant suppliers and resellers; and

•
Executing critical operations, like payroll, prior to December 31, 1999.

In Focus intends to conduct a test of its contingency plans prior to year-end.

New Accounting Pronouncement

In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. In Focus does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the shareholders of the Company was held on April 21, 1999, at which the following actions were taken:

1.
The shareholders elected the four nominees for director to the Board of Directors of the Company. The four directors elected, along with the voting results are as follows:
Name	No. of Shares Voting For	No. of Shares Withheld Voting
Peter D. Behrendt	20,433,887	98,224
Michael R. Hallman	20,428,867	103,244
John V. Harker	20,397,375	134,736
Nobuo Mii	20,415,859	116,252

2.
The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 1999 (20,479,789 shares were voted affirmatively, 25,042 shares were voted negatively and 27,280 shares abstained from voting).

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit Number and Description
27 Financial Data Schedule

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 1999	IN FOCUS SYSTEMS, INC.

By:	/s/ JOHN V. HARKER

John V. Harker
Chairman of the Board, President, Chief Executive Officer and Secretary
(Duly authorized Principal Executive Officer and Principal Financial and Accounting Officer)