Form 10-Q
period 1999-09-30
IN FOCUS SYSTEMS INC
filed 1999-11-04
CIK 845434

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 000-18908

IN FOCUS SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0932102 (I.R.S. Employer Identification No.)
27700B SW Parkway Avenue, Wilsonville, Oregon (Address of principal executive offices)	97070 (Zip Code)

Registrant's telephone number, including area code: 503-685-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	22,520,633 (Outstanding at October 20, 1999)

IN FOCUS SYSTEMS, INC.
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—September 30, 1999 and December 31, 1998	2
	Consolidated Statements of Operations—Three Month and Nine Month Periods Ended September 30, 1999 and 1998	3
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 1999 and 1998	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

IN FOCUS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 1999	December 31, 1998
Assets
Current Assets:
Cash and cash equivalents	$44,504	$26,786
Marketable securities—held to maturity	12,836	11,805
Accounts receivable, net of allowances of $9,149 and $7,094	79,813	78,698
Inventories, net	27,172	31,279
Income taxes receivable	4,693	1,125
Deferred income taxes	3,937	2,531
Other current assets	4,824	3,593

Total Current Assets	177,779	155,817
Marketable securities—held to maturity	3,687	—
Property and equipment, net of accumulated depreciation of $29,047 and $30,444	11,293	13,056
Deferred income taxes	1,833	1,352
Other assets, net	1,709	1,706

Total Assets	$196,301	$171,931

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$24,222	$27,657
Payroll and related benefits payable	5,379	2,179
Marketing incentives payable	7,986	2,983
Accrued warranty	5,011	2,161
Other current liabilities	734	1,350

Total Current Liabilities	43,332	36,330
Shareholders' Equity:
Common stock, 50,000,000 shares authorized; shares issued and outstanding: 22,459,661 and 22,218,729	55,371	53,895
Additional paid-in capital	12,896	12,359
Retained earnings	84,702	69,347

Total Shareholders' Equity	152,969	135,601

Total Liabilities and Shareholders' Equity	$196,301	$171,931

The accompanying notes are an integral part of these balance sheets.

IN FOCUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Revenue	$100,372	$75,308	$280,175	$218,128
Cost of sales	69,900	59,646	202,404	173,411

Gross profit	30,472	15,662	77,771	44,717
Operating expenses:
Marketing and sales	12,184	9,057	34,807	30,477
Research and development	5,307	4,500	15,656	15,172
General and administrative	2,727	1,686	6,956	5,490

	20,218	15,243	57,419	51,139

Income (loss) from operations	10,254	419	20,352	(6,422)
Other income (expense):
Interest expense	—	(1)	—	(80)
Interest income	739	245	1,711	827
Other, net	(120)	168	(296)	(72)

	619	412	1,415	675

Income (loss) before income taxes	10,873	831	21,767	(5,747)
(Provision for) benefit from income taxes	(3,320)	877	(6,412)	2,855

Net income (loss)	$7,553	$1,708	$15,355	$(2,892)

Basic net income (loss) per share	$0.34	$0.08	$0.69	$(0.13)

Diluted net income (loss) per share	$0.31	$0.08	$0.65	$(0.13)

The accompanying notes are an integral part of these statements.

IN FOCUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	1999	1998
Cash flows from operating activities:
Net income (loss)	$15,355	$(2,892)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Loss on sale of Genigraphics	—	51
Loss on sale of equipment	8	—
Depreciation and amortization	7,420	7,356
Deferred income taxes	(1,887)	(498)
Other non-cash income	(405)	(16)
(Increase) decrease in:
Accounts receivable, net	(1,115)	14,862
Inventories, net	4,107	(1,342)
Income taxes receivable	(3,568)	(3,494)
Other current assets	(1,231)	(387)
Increase (decrease) in:
Accounts payable	(3,435)	(22,718)
Payroll and related benefits payable	3,200	(1,527)
Other current liabilities	7,237	68

Net cash provided by (used in) operating activities	25,686	(10,537)
Cash flows from investing activities:
Purchase of marketable securities-held to maturity	(15,223)	(8,105)
Maturity of marketable securities-held to maturity	10,505	9,722
Payments for purchase of property and equipment	(5,488)	(5,242)
Cash received from sale of Genigraphics	—	230
Other assets, net	261	(1,031)

Net cash used in investing activities	(9,945)	(4,426)
Cash flows from financing activities:
Principal payments on long-term debt	—	—
Proceeds from sale of common stock	1,476	2,014
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	501	1,053

Net cash provided by financing activities	1,977	3,067
Increase (decrease) in cash and cash equivalents	17,718	(11,896)
Cash and cash equivalents:
Beginning of period	26,786	37,950

End of period	$44,504	$26,054

The accompanying notes are an integral part of these statements.

IN FOCUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands)
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three-month and nine-month periods ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from In Focus Systems, Inc.'s (the Company's) 1998 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K.

    The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

	September 30, 1999	December 31, 1998
Raw materials and components	$10,677	$6,637
Work-in-process	2,391	1,649
Finished goods	14,104	22,993

	$27,172	$31,279

Note 3. Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Nine months ended September 30,
	1999	1998
Cash paid during the period for income taxes	$11,414	$337
Cash paid during the period for interest	—	80
Note received related to sale of Genigraphics	—	630

Note 4. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	Three Months Ended September 30,
	1999			1998
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$7,553	22,425	$0.34	$1,708	22,197	$0.08

Diluted EPS
Effect of dilutive stock options	—	1,651		—	23

Income available to Common Shareholders	$7,553	24,076	$0.31	$1,708	22,220	$0.08

	Nine Months Ended September 30,
	1999			1998
	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Income (loss) available to Common Shareholders	$15,355	22,333	$0.69	$(2,892)	22,116	$(0.13)

Diluted EPS
Effect of dilutive stock options	—	1,229		—	—

Income (loss) available to Common Shareholders	$15,355	23,562	$0.65	$(2,892)	22,116	$(0.13)

    Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 229 and 761 shares, respectively, issuable pursuant to stock options, for the three and nine month periods ended September 30, 1999 and 3,456 and 3,531 shares, respectively, for the three and nine month periods ended September 30, 1998.

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

Results of Operations

    Revenue increased to $100.4 million in the third quarter of 1999 from $75.3 million in the third quarter of 1998, and to $280.2 million for the nine months ended September 30, 1999 from $218.1 million for the comparable period of 1998. The increase in revenue is primarily attributable to record unit sales, with a 45 percent and 41 percent increase, respectively, in units sold in the quarter and year to date period compared to the same periods of 1998. Demand was particularly strong for In Focus' line of ultraportable personal projectors, the first of which was introduced during the first quarter of 1999. The ultraportable segment represented 76 percent of units sold in the third quarter of 1999. Due to strong demand and a limited supply of Digital Micromirror Devices ("DMDs") (a component from Texas Instruments' Digital Light Processing ("DLP") technology), pricing on the ultraportable products remained relatively stable during the third quarter of 1999 while pricing on the conference room and fixed installation projectors experienced typical industry pricing declines of approximately 5 percent. In Focus expects the supply of DMDs to remain constrained during the fourth quarter of 1999*.

    During the third quarter of 1999, In Focus began shipping its latest XGA ultraportable projector, the LP330, which utilizes DLP technology, weighs 4.8 pounds and has 650 lumens. Market response to the product was favorable during the third quarter, especially as a companion product to laptop computers.

    During the first three quarters of 1999, International sales represented 36 percent of total revenue, including 9 percent from Asia Pacific countries, compared to 42 percent international revenue in the first three quarters of 1998, including 9 percent from Asia Pacific countries.

    As a result of strong demand for In Focus' LP400, LP330, LP425Z, LP435Z and LP755 and supply constraints for certain components, at September 30, 1999, the Company had backlog of approximately $88.3 million, compared to approximately $15.4 million at September 30, 1998 and $15.2 million at December 31, 1998. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of 1999.* However, should In Focus not receive components as forecasted, some of the backlog orders at September 30, 1999 may be canceled and therefore not result in revenue for In Focus. There is minimal seasonal influence relating to In Focus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that In Focus will realize a profit from filling the orders.

    In Focus achieved gross margins of 27.8 percent in the first nine months of 1999, with 30.4 percent achieved in the third quarter of 1999, compared to 20.5 percent in the first nine months of 1998 and 20.8 percent in the third quarter of 1998. This was the sixth consecutive quarter of margin improvement for In Focus. The increases in the gross margin percentage are primarily a result of the volume shipment of new ultraportable projectors that have higher gross margins than mature products, cost savings associated with the in-house manufacturing of the image engines for the ultraportable projectors and material cost reduction programs. In addition, prices for ultraportable products have been relatively stable during 1999 due to strong demand and constrained supply for certain components.

    Marketing and sales expense was $12.2 million and $34.8 million, respectively (12.1 percent and 12.4 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1999 compared to $9.1 million and $30.5 million, respectively (12.0 percent and 14.0 percent of revenue, respectively) for the comparable periods of 1998. The increase is primarily a result of increased spending to drive demand for new products, tradeshows and increased channel program expenses related to increased revenue.

    Engineering expense was $5.3 million and $15.7 million, respectively (5.3 percent and 5.6 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1999 compared to $4.5 million and $15.2 million, respectively (6.0 percent and 7.0 percent of revenue, respectively) for the comparable periods of 1998. The slight increase is primarily a result of the level of new product introductions during 1999.

    General and administrative expense was $2.7 million and $7.0 million, respectively (2.7 percent and 2.5 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1999 compared to $1.7 million and $5.5 million, respectively (2.2 percent and 2.5 percent of revenue, respectively) for the comparable periods of 1998. The increase is primarily a result of increased headcount, bonus accruals and increases in accounts receivable reserves related to increased revenues.

    Income from operations was $10.3 million and $20.4 million, respectively, (10.2 percent and 7.3 percent of revenue, respectively) for the three month and nine month periods ended September 30, 1999 compared to income (loss) from operations of $0.4 million (0.5 percent of revenue) and $(6.4) million, respectively for the comparable periods of 1998, primarily as a result of increased revenue and gross margins as discussed above.

    Income taxes through September 30, 1999 are based on an estimated rate of 29.5 percent, which decreased from 49.7 percent in the first nine months of 1998. The decrease from the first nine months of 1998 is primarily a result of larger benefits related to the Company's foreign sales corporation and research and development activities in relation to the amount of income or loss. In Focus expects an effective tax rate of approximately 29 to 31 percent for the remainder of 1999*.

Liquidity and Capital Resources

    At September 30, 1999 working capital was $134.4 million, including $44.5 million of cash and cash equivalents and $12.8 million of short term marketable securities. In the first nine months of 1999, working capital increased by $15.0 million and the current ratio decreased to 4.1:1 at September 30, 1999 from 4.3:1 at December 31, 1998.

    Cash and cash equivalents increased $17.7 million in the first nine months of 1999 primarily due to cash provided by operations of $25.7 million and $2.0 million related to the exercise of stock options, offset by the net purchase of $4.7 million of marketable securities and $5.5 million used for the purchase of property and equipment.

    Accounts receivable increased $1.1 million to $79.8 million at September 30, 1999 compared to $78.7 million at December 31, 1998. In Focus has been able to keep accounts receivable balances relatively flat despite the increase in sales as a result of increased collection efforts. As a result, day's sales outstanding decreased to 72 days at September 30, 1999 compared to 80 days at December 31, 1998. At September 30, 1999, 81.3 percent of In Focus' accounts receivable were current, 13.3 percent were 30 days or less past due and 5.4 percent were beyond 30 days past due.

    Inventories decreased $4.1 million to $27.2 million at September 30, 1999 compared to $31.3 million at December 31, 1998. In Focus has been able to reduce inventories while increasing sales primarily as a result of improved forecasting and procurement strategies. Annualized inventory turns were approximately 9.2 times for the quarter ended September 30, 1999 compared to approximately 8.5 times for the fourth quarter of 1998 on an annualized basis.

    The $5.5 million of purchases of property, plant and equipment in the first nine months of 1999 were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment in 1999 are expected to total approximately $8.2 million, primarily for new product tooling, engineering equipment and information systems infrastructure*.

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

Supplier Base

    In Focus has begun a year 2000 supplier audit program. It has contacted all of its critical suppliers to inform them of its year 2000 expectations, and a request has been made for each vendor's compliance program. Based on the results of this audit program, In Focus will discontinue utilizing certain vendors prior to year-end. Certain critical suppliers have not yet demonstrated that they will be year 2000 compliant prior to year-end. In Focus will second source or stockpile certain components prior to year-end from suppliers who have not confirmed year 2000 compliance.

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

Resellers

    In Focus has surveyed its resellers regarding year 2000 compliance. For those resellers who have not demonstrated that they will be year 2000 compliant, In Focus will develop specific action plans to mitigate any material exposure. The actions may include discontinuing rebates and incentive programs as well as selling on a cash only basis*.

Contingency Plan

    In Focus has developed a contingency plan in regard to its internal systems, supplier issues, reseller issues and other more global infrastructure issues. This plan includes the following:

  •
  Stopping operations on December 29, 1999;

  •
  Developing manual workarounds for all critical automated processes;

  •
  Downloading and printing of critical data and reports by December 30, 1999;

  •
  Creating specific plans of action for dealing with critical non-compliant suppliers and resellers;

  •
  Executing critical operations, like payroll, prior to December 31, 1999; and

  •
  Stockpiling certain inventory components.

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

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit Number and Description
27	Financial Data Schedule

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended September 30, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 1999	IN FOCUS SYSTEMS, INC.
By: /s/ E. SCOTT HILDEBRANDT
E. Scott Hildebrandt Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

IN FOCUS SYSTEMS, INC. FORM 10-Q INDEX

PART 1—FINANCIAL INFORMATION

PART II—OTHER INFORMATION

SIGNATURES