Form 10-K405
period 1999-12-31
IN FOCUS SYSTEMS INC
filed 2000-03-03
CIK 845434

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-18908

IN FOCUS SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0932102 (I.R.S. Employer Identification No.)
27700B SW Parkway Avenue, Wilsonville, Oregon (Address of principal executive offices)	97070 (Zip Code)

Registrant's telephone number, including area code: 503-685-8888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $702,805,411 as of February 29, 2000 based upon the last sales price as reported by the Nasdaq National Market System.

    The number of shares outstanding of the Registrant's Common Stock as of February 29, 2000 was 23,009,867 shares.

Documents Incorporated by Reference

    The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement, dated March 17, 2000.

IN FOCUS SYSTEMS, INC.

1999 FORM 10-K ANNUAL REPORT

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

Introduction

    In Focus Systems, Inc. (an Oregon corporation) was founded in October 1986 to develop, manufacture and market innovative projection products. The Company's products utilize LCD and Digital Light Processing™ ("DLP") technologies to present output from personal computers and other electronic devices. References within this document to the "Company" or to "InFocus" are to In Focus Systems, Inc. and its consolidated subsidiaries, In Focus Systems FSC, Inc., In Focus Systems Asia Pte Ltd. and In Focus Systems B.V. All share and per share amounts in this Form 10-K have been adjusted for a two for one stock split effective February 10, 1998.

Products

    The Company develops, manufactures and markets data/video projection products and services to present video, audio, graphics and data from personal computers, workstations, VCRs and laser disc players. The Company's products are used in business, education and government markets for training sessions, meetings, sales presentations, technical seminars, group collaboration and other applications involving the sharing of computer-generated and/or video information with an audience. The Company's products are compatible with all major personal computers and most video sources used in business and education. A key characteristic of the Company's products is resolution. Resolution is defined by using standard industry terms SVGA, XGA and SXGA, which are terms that define the number of pixels in a display. An SVGA display has 480,000 pixels (800X600), an XGA has 786,432 pixels (1,024X768) and an SXGA has 1,310,720 pixels (1,280X1,024).

Projection Systems

    The Company has established product platforms intended to meet the diverse projection requirements of its audience. These are Personal Projectors, Conference Room Projectors and Fixed/Auditorium Projectors. Personal Projectors are intended for the mobile presenter who places a premium on reduced size and weight in projection solutions. Conference Room Projectors are intended for campus environments that require both mobility and a superior image. Fixed/Auditorium Projectors are intended for conference room and auditorium environments that require fixed high and bright solutions where optimal connectivity alternatives are available.

Personal Projectors:

    LP400 The LP400, the successor to the LP425, is a value priced 700 ANSI lumen ultra-portable personal projector weighing 6.8 pounds. The LP400 combines Texas Instruments' Digital Light Processing ("DLP") technology, true SVGA resolution and Cable Wizard Lite connectivity, and includes InFocus Presents software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection.

    LP425Z The LP425Z is a 7.4 pound projector utilizing DLP technology with a zoom lens. The LP425Z can deliver up to 900 ANSI lumens with true SVGA resolution.

    LP435Z The LP 435Z is a 7.4 pound, XGA resolution projector utilizing DLP technology with a zoom lens. The LP435Z can deliver up to 1000 ANSI lumens.

    LP330 The LP330 has XGA resolution and projects 650 lumens. It features an ultra-portable package that is 4.8 1bs in a 9.0"X10.5"X2.5" form factor utilizing DLP technology. This fully featured projector can display an image generated by a personal computer, workstation, VCR or laser disc player. It also incorporates a zoom lens and elevator foot to ensure a perfect image size, focus and position.

Conference Room Projector:

    LP755 The LP755, the successor to the LP750, is the latest breakthrough in brightness and versatility in portable conference room multimedia projection systems, providing 1000 ANSI lumens and weighing 9.7 pounds. The LP755 combines advanced polysilicon active matrix LCD's with true XGA resolution, dichroic optics, full motion video, sound, Smart Remote, auto-sensing, Cable Wizard and includes a trial version of the LightPort™ networking software and intelligent electronics for automatic synchronization, tracking, image positioning and video source detection.

Fixed/Auditorium Projector:

    LP770 The LP770 is a high-bright, versatile solution for collaborative meeting environments, which provides 2000 ANSI lumens and weighs only 13 pounds. It features advanced polysilicon active matrix LCD's with true XGA resolution, dichroic optics, full motion video, sound, two computer inputs, two video inputs, dual motion picture-in-picture, +/-15 degree electronic keystone correction and intelligent electronics for auto synchronization, tracking, image positioning, video source detection and a trial version of the LightPort networking software.

Projector Networking Software:

    LightPort This revolutionary new software makes it easy to share and make presentations, using the power of the web. LightPort links an InFocus projector to the enterprise network, allowing the company to get more out of its projector investment. Network administrators are able to control the projector settings, automatically turn the projector on or off, saving valuable lamp life, and monitor vital status and usage information, all from a remote PC.

Product and Technology Development

    The Company maintained its investment level in research and development in 1999 in order to enhance existing products as well as create new, differentiated products in the market place. The Company expects this focus to continue into 2000.

    The Company expended approximately $16,442,000, $12,895,000 and $11,671,000 on research and development activities for the years ended December 31, 1999, 1998 and 1997, respectively. See Note 1 of Notes to Consolidated Financial Statements contained in Item 14.

Marketing and Distribution

    InFocus has devoted significant resources domestically to develop and support a well-trained reseller network with the ability to demonstrate and sell the Company's products to a wide range of end-users. InFocus offers its products to approximately 30 authorized professional audiovisual dealers and direct resellers. In addition, InFocus sells its brand name products through wholesale distributors including; Ingram Micro, Tech Data, Merisel, Pinacor and GTI, which in turn sell to approximately 3,000 PC resellers, online providers, catalogs and government resellers.

    Internationally, InFocus sells its products to 130 international business partners in more than 87 countries. These distributors sell the Company's products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. For the year ended December 31, 1999, international sales represented approximately 36.6 percent of the Company's revenue. International sales subsidiaries, located in Singapore and The Netherlands, work with the international distributors to sell and support the Company's products. See Note 9 of Notes to Consolidated Financial Statements contained in Item 14.

    The Company has private label OEM arrangements with IBM, Kodak, Toshiba, Boxlight Corporation and PictureTel, which resell the Company's projectors under their own labels. APTi Corporation in Japan, markets the Company's LP400 series projectors under a co-branded APTi and InFocus brand name.

    Additionally, InFocus sells it products and services directly to large multinational organizations including Andersen Consulting, Arthur Andersen LLP, Hewlett Packard, IBM, Intel, J.D. Edwards, Microsoft, Motorola, Oracle, People Soft, Pfizer and PricewaterhouseCoopers via its WorldView Global Accounts Program. WorldView companies work with InFocus teams to identify their presentation technology needs company-wide, then consolidate their purchase and support requirements across geographic boundaries. Sales of projectors and services are fulfilled either directly by InFocus or through a local authorized business partner.

Service

    InFocus services include; customer support, hardware and software service, training, accessories, replacement parts and remanufactured products. The Service organization has facilities in Wilsonville, Oregon, Singapore and The Netherlands. Hardware repair is conducted at the Company's headquarters in Wilsonville and by authorized agents for the Company along with a network of Authorized Service Providers worldwide. Customers have toll-free telephone access to technical specialists who respond to applications and hardware questions. All of the Company's current products are covered by a two-year warranty for parts and labor from the date of sale, with extended service agreements available for purchase. A number of authorized dealers and distributors worldwide have been trained by the Company to provide customer service repair, technical support and training to their resellers and end-users.

Manufacturing and Supply

    The principal components of the Company's products are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, plastic housing parts and electronic sub-assemblies. The Company procures and tests parts manufactured to the Company's specifications and also designs and delivers certain electronic components to local sub-contractors for sub-assembly. Specifically, the DMD imaging engine is produced in the Company's class 10,000 clean room, while other engines and light sources are subcontracted outside the Company. The Company then manufactures the final product, which includes precise alignment of the LCDs and 100 percent testing.

    The Company offers products utilizing several types of display devices and generally attempts to procure components from multiple sources. Certain components, however, including certain LCDs, DMDs and plastic housing parts for the projection panels, are purchased from single or limited sources. The plastic housing parts for the projection panels are molded using Company-owned tooling. The key components in projection panels and projection systems are the display devices and imaging engines manufactured to the Company's specifications by both major Japanese and American manufacturers of products for the electronics industry. The Company believes that it could obtain most LCDs manufactured to its specifications from other foreign sources within three-to-six months at a price that would not be materially higher than the price paid to existing suppliers. The Company does not have an alternate source for the DMDs, which are currently used in a majority of the Company's products. These components have been partially constrained in 1999.

Customers

    The Company sells its products to a large number of customers worldwide. One customer accounted for 16.0 percent of revenue in the year ended December 31, 1999 and accounted for 13.9 percent of the accounts receivable balance at December 31, 1999. One customer accounted for 13.3 percent of revenue in the year ended December 31, 1998 and accounted for 8.2 percent of the accounts receivable balance at December 31, 1998.

Backlog

    As a result of strong demand for InFocus' LP400, LP330, LP425Z, LP435Z and LP755 and supply constraints for certain components, at December 31, 1999, the Company had backlog of approximately $68.7 million, compared to approximately $15.2 million at December 31, 1998 and $14.9 million at December 31, 1997. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2000.* However, should InFocus not receive components as forecasted, some of the backlog orders at December 31, 1999 may be canceled and therefore not result in revenue for InFocus. There is minimal seasonal influence relating to InFocus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

Competition

    The Company believes its ability to compete in the projection display market depends on certain key product characteristics including; ease-of-use, resolution, brightness, image quality, portability and price. In addition, the Company believes that its leadership in developing technologies and its focused effort on development activities give it a competitive advantage.

    The Company faces competition primarily from 30 to 40 manufacturers, 7 of which, including the Company, make up approximately 75 to 80 percent of the products sold in the industry. The Company expects continued competition as new technologies, applications and products are introduced. Principal current competitors include Proxima, Epson, NEC, Sanyo, Sharp and Sony.

Patents, Trademarks and Licenses

    The Company has been issued more than 40 United States patents and 18 foreign patents covering various novel aspects of its display systems. In addition, numerous applications for United States patents are pending on inventions that enable InFocus' display systems to be lighter, brighter, and more compact, and to operate with better contrast, more efficient optical paths, and increased ease of use features. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

    The Company attempts to protect its proprietary information through agreements with customers and suppliers. The Company requires its employees, consultants and advisors to execute confidentiality agreements on the commencement of employment with or service to InFocus. While the Company has enhanced its ability to compete by aggressively protecting its intellectual property, it believes the rapid pace of technological change in the industry will mean that the Company's ability to develop new technologies and distribute new products on a timely basis will be of equal importance in maintaining its competitive position.

    The Company licenses certain of its patents through Motif, Inc., the Company's 50/50 joint venture with Motorola, Inc. To date, Motif has executed five license agreements, with additional license negotiations ongoing.

    InFocus holds United States registered trademarks for "InFocus," "InFocus Systems," "LitePro," "Instant Access Rental Program," "TSTN," "Overview," "PanelBook," "Presentation Plus" and "PC Viewer." In addition, InFocus either holds or has registrations pending for its most important trademarks in over 35 foreign countries.

Employees

    As of December 31, 1999, InFocus had 645 employees, including 70 temporary personnel engaged through the services of an employment agency. InFocus believes its relations with its employees are good.

Item 2. Properties

    The Company leases its primary facility and certain improvements under a non-cancelable operating lease, which expires in December 2003 as to approximately 150,000 square feet and December 2000 as to approximately 30,000 square feet. The lease has one, one-year renewal option in regard to the 30,000 square feet.

Item 3. Legal Proceedings

    As of February 29, 2000, there were no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    The Company's Common Stock trades on The Nasdaq National Market System under the symbol INFS. The high and low sales prices for the two years in the period ended December 31, 1999 were as follows:

1998	High	Low
Quarter 1	$21.00	$9.00
Quarter 2	9.47	6.63
Quarter 3	7.00	3.63
Quarter 4	9.06	3.81
1999	High	Low
Quarter 1	$11.25	$6.38
Quarter 2	15.00	8.50
Quarter 3	19.63	13.69
Quarter 4	25.13	17.88

    The approximate number of beneficial shareholders and shareholders of record at February 29, 2000 was 8,800 and 219, respectively.

    There were no cash dividends declared or paid in 1999 or 1998. The Company does not anticipate declaring cash dividends in the foreseeable future.

    There were no sales of unregistered securities by the Company during the year ended December 31, 1999.

Item 6. Selected Financial Data

IN THOUSANDS
(except per share amounts)	1999	1998	1997	1996	1995
Statement of Operations Data
Revenue	$390,691	$306,663	$315,761	$258,475	$202,821
Cost of product sales	275,368	242,123	230,503	185,313	126,148

Gross profit	115,323	64,540	85,258	73,162	76,673
Operating expenses:
Marketing and sales	48,213	40,561	32,726	30,152	25,265
Engineering	21,013	20,153	18,222	18,545	11,882
General and administrative	10,299	7,226	7,852	7,535	6,585

Income (loss) from operations	35,798	(3,400)	26,458	16,930	32,941
Other income	2,339	952	1,817	1,824	1,593

Income (loss) before income taxes	38,137	(2,448)	28,275	18,754	34,534
Provision for (benefit from) income taxes	11,250	(1,777)	8,225	5,622	11,842

Net income (loss)	$26,887	$(671)	$20,050	$13,132	$22,692

Basic net income (loss) per share	$1.20	$(0.03)	$0.93	$0.60	$1.04

Diluted net income (loss) per share	$1.13	$(0.03)	$0.90	$0.58	$0.99

Balance Sheet Data
Working capital	$148,218	$119,487	$112,402	$93,109	$81,414
Total assets	234,595	171,931	189,908	138,250	127,303
Long-term debt, less current portion	—	—	—	738	—
Shareholders' equity	169,763	135,601	133,029	107,960	97,527

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

1999 Compared to 1998

    Total revenue increased to $390.7 million in 1999 from $306.7 million in 1998. The increase in total revenue is primarily attributable to record unit sales, with a 40 percent increase in units sold in 1999 compared to 1998. Demand was particularly strong for InFocus' line of ultraportable personal projectors, the first of which was introduced during the first quarter of 1999. The ultraportable segment represented 70 percent of units sold in 1999. Due to strong demand and a limited supply of Digital Micromirror Devices ("DMDs") (a component of Texas Instruments' Digital Light Processing™ ("DLP") technology, which is used in the ultraportable products), pricing on the ultraportable products remained relatively stable during 1999 while pricing on the conference room and fixed installation projectors experienced historical industry pricing declines of approximately 3 to 5 percent per quarter. Although supply constraints of SVGA DMDs eased during the fourth quarter of 1999, InFocus expects the supply of XGA DMDs to remain constrained during the first part of 2000*. International revenue, included in total revenue, increased to $143.0 million in 1999 (36.6 percent of total revenue) from $127.6 million in 1998 (41.6 percent of total revenue).

    During the third quarter of 1999, InFocus began shipping its latest XGA ultraportable projector, the LP330, which utilizes DLP technology, weighs 4.8 pounds and has 650 lumens. Market response to the product was favorable during the third and fourth quarters, especially as a companion product to laptop computers.

    As a result of strong demand for InFocus' LP400, LP330, LP425Z, LP435Z and LP755 and supply constraints for certain components, at December 31, 1999, the Company had backlog of approximately $68.7 million, compared to approximately $15.2 million at December 31, 1998 and $14.9 million at December 31, 1997. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2000.* However, should InFocus not receive components as forecasted, some of the backlog orders at December 31, 1999 may be canceled and therefore not result in revenue for InFocus. There is minimal seasonal influence relating to InFocus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

    Gross profit, as a percentage of revenue, increased to 29.5 percent in 1999 from 21.0 percent in 1998. The Company achieved gross margins of 34.0 percent in the fourth quarter of 1999. The increase in the gross margin percentage was primarily a result of the volume shipment of new ultraportable projectors that have higher gross margins than mature products, cost savings associated with the in-house manufacturing of the imaging engines for the ultraportable projectors and material cost reduction programs. In addition, prices for ultraportable products were relatively stable during 1999 due to strong demand and constrained supply for certain components.

    Marketing and sales expense increased to $48.2 million (12.3 percent of revenue) in 1999 from $40.6 million (13.2 percent of revenue) in 1998. The increase in dollars spent was primarily a result of increased spending to drive demand for new products, tradeshows and increased channel program expenses related to increased revenue.

    Engineering expense increased to $21.0 million (5.4 percent of revenue) in 1999 from $20.2 million (6.6 percent of revenue) in 1998. The slight increase in dollars spent was primarily a result of the level of new product introductions during 1999.

    General and administrative expense increased to $10.3 million (2.6 percent of revenue) in 1999 from $7.2 million (2.4 percent of revenue) in 1998. The increase was primarily a result of increased headcount, bonus accruals and increases in accounts receivable reserves related to increased revenues.

    Income from operations was $35.8 million in 1999 compared to a loss from operations of $3.4 million in 1998. The increase was primarily a result of increased sales, increased margins and lower operating expenses as a percentage of revenue, as discussed above.

    The Company's effective tax rate was approximately 29.5 percent in 1999, compared to a benefit of approximately 72.6 percent in 1998. The decrease in the rate was primarily a result of larger benefits related to the Company's foreign sales corporation and research and development activities in relation to the amount of income or loss.

    The Company believes that the impact of inflation was minimal in 1999 and 1998.

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

    Gross profit, as a percentage of revenue, decreased to 21.0 percent in 1998 from 27.0 percent in 1997. The Company achieved gross margins of 22.4 percent in the fourth quarter of 1998. The decline in gross margins in 1998 compared to 1997 was primarily attributable to an aggressive competitive pricing environment and accelerated price reductions to end of life the LP420, LP720 and LP730, offset in part by a shift in mix in 1998 to higher margin products that incorporate engines designed and manufactured by the Company. Accordingly, the Company is continuing its ongoing efforts to reduce manufacturing costs by working closely with its suppliers to reduce direct material costs and designing products with extensible platforms that use new and lower cost technologies. In addition, the Company continues to focus on adding value to projectors that use its own engine designs in order to become less reliant on more expensive out-sourced engines.

    Marketing and sales expense increased to $40.6 million (13.2 percent of revenue) in 1998 from $32.7 million (10.4 percent of revenue) in 1997. The increase was primarily a result of expenditures in the first quarter of 1998 to build demand for the LP420 in two-tier wholesale distribution, work force reduction charges in the first half of 1998 and the addition of sales and service infrastructure around the world, particularly in Europe and Asia, partially offset by lower head count in the third and fourth quarters of 1998 as a result of the work force reduction and other efforts to bring spending in line with current revenue and margin levels.

    Engineering expense increased to $20.2 million (6.6 percent of revenue) in 1998 from $18.2 million (5.8 percent of revenue) in 1997. This increase was primarily a result of timing for new product releases under development as well as costs related to work force reduction in the first half of 1998 in order to create a more efficient organization, partially offset by lower head count in the third and fourth quarters of 1998 as a result of the work force reduction.

    General and administrative expense decreased to $7.2 million (2.4 percent of revenue) in 1998 from $7.9 million (2.5 percent of revenue) in 1997. The 1998 amount includes work force reduction charges taken during the first half of 1998. The third and fourth quarters of 1998 realized efficiencies with lower head count as a result of the work force reduction and other efforts to bring spending in line with current revenue and margin levels.

    Loss from operations was $3.4 million in 1998 compared to income from operations of $26.5 million (8.4 percent of revenue) in 1997. The decrease was primarily a result of flat sales, decreased margins and higher operating expenses as a percentage of revenue.

    The Company's effective tax rate was a benefit of approximately 72.6 percent in 1998, compared to a provision of approximately 29.1 percent in 1997. The increase in the rate was due to the Company's loss position and the magnitude of the research and development tax credit and certain other permanent tax benefits related to the amount of the loss.

    The Company believes that the impact of inflation was minimal in 1998 and 1997.

Liquidity and Capital Resources

    At December 31, 1999, the Company had working capital of $148.2 million, which included $50.8 million of cash and cash equivalents and $21.7 million of marketable securities, current. The $40.7 million increase in the combined cash and marketable securities, current balance was primarily due to $41.3 million provided by operations, $4.7 million provided by the sale of common stock through the exercise of employee stock options and $2.6 million provided by the income tax benefit of nonqualified stock option exercises and disqualifying dispositions, offset in part by $7.3 million used for purchases of property and equipment and a $6.8 million net increase in long-term marketable securities. The current ratio at December 31, 1999 and 1998 was 3.3:1 and 4.3:1, respectively.

    Accounts receivable increased $7.7 million to $86.4 million at December 31, 1999 compared to $78.7 million at December 31, 1998. InFocus has increased collection efforts in an attempt to reduce accounts receivable balances relative to its sales levels. As a result, days sales outstanding decreased to 70 days at December 31, 1999 compared to 80 days at December 31, 1998. At December 31, 1999, 71 percent of InFocus' accounts receivable were current, 22 percent were 30 days or less past due and 7 percent were beyond 30 days past due.

    Inventories increased $7.7 million to $39.0 million at December 31, 1999 compared to $31.3 million at December 31, 1998. The increase in inventories was a result of the Company's contingency planning for year 2000 and in preparation for a manufacturing capacity expansion project. Annualized inventory turns were approximately 8.8 times for the quarter ended December 31, 1999 compared to approximately 8.5 times for the fourth quarter of 1998 on an annualized basis.

    The $7.3 million of purchases of property, plant and equipment in 1999 were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. The Company also began its capacity expansion project in the last quarter of 1999, which added space for an additional production line, increasing potential production capacity by 33 percent. The capacity expansion project also increased the efficiency of the warehouse space. Total expenditures for property and equipment in 2000 are expected to total approximately $12 million, primarily for new product tooling, engineering equipment, completion of the capacity expansion project, land purchase for future expansion and information systems infrastructure*.

    Shareholders' equity increased $34.2 million primarily as a result of net income of $26.9 million.

    The Company's working capital requirements over the next year are expected to be met from existing cash and marketable securities balances and cash flow from operations*.

Year 2000

    InFocus has not experienced any significant year 2000 problems with its products, information systems, suppliers or resellers. To help ensure a smooth transition into 2000, InFocus acquired additional inventory and stopped all operations on December 29, 1999.

    InFocus does not expect to incur any additional cost related to year 2000 issues.

New Accounting Pronouncement

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. InFocus does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    No disclosure is required under this item.

Item 8. Financial Statements and Supplementary Financial Data

    The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 14 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1999 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1998
Revenue	$70,474	$72,346	$75,308	$88,535
Gross profit	14,106	14,949	15,662	19,823
Net income (loss)	(3,396)	(1,204)	1,708	2,221
Basic net income (loss) per share	(0.15)	(0.05)	0.08	0.10
Diluted net income (loss) per share	(0.15)	(0.05)	0.08	0.10
1999
Revenue	$86,450	$93,353	$100,372	$110,516
Gross profit	20,892	26,407	30,472	37,552
Net income	2,844	4,958	7,553	11,532
Basic net income per share	0.13	0.22	0.34	0.51
Diluted net income per share	0.12	0.21	0.31	0.47

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10. Directors and Executive Officers of the Registrant

    Information required by this item is included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

    The information required by this item is included under the caption Executive Compensation in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

    None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:

Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 1999.

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
3.1	1990 Restated Articles of Incorporation, as Amended—Incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.

3.2	1997 Restated Bylaws—Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.
4.1	See Article VII of Exhibit 3.1 and Section II of Exhibit 3.2.
10.1	1988 Combination Stock Option Plan, as amended—Incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1991.
10.2	Amendment No. 5 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 Registration Statement (Commission File No. 33-47449) as filed with the Securities and Exchange Commission on April 24, 1992.
10.3	Amendment No. 6 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.
10.4	Amendment No. 7 to 1988 Combination Stock Option Plan—Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 16, 1995.
10.5	Amendment No. 8 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 4.1.1 of the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.
10.6	Amendment No. 9 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.
10.7	In Focus Systems, Inc. 1998 Stock Incentive Plan—Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.
10.8	Form of Incentive Stock Option Agreement—Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.9	Form of Non-Qualified Stock Option Agreement—Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.10	Form of Restricted Stock Agreement—Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.11	In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on January 26, 1993.
10.12	Amendment No. 1 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

10.13	Amendment No. 2 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 4.2.2 of the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.
10.14	Amendment No. 3 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.15	Amendment No. 4 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.16	Form of Directors' Stock Option Agreement—Incorporated by reference to Exhibit 4.3.1 to the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on January 26, 1993.
10.17	Letter of employment for John V. Harker—Incorporated by reference to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission of March 31, 1993.
10.18	2000 Executive Bonus Plan—Chief Executive Officer and Chairman of the Board.
10.19	2000 Executive Bonus Plan—Sr. Vice President.
10.20	2000 Executive Bonus Plan—Vice President.
10.21	Commercial Lease Agreement for Registrant's facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and InFocus Systems, Inc.—Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.22	Shareholder Rights Plan—Incorporated by reference to the Company's previously filed Form 8-K dated July 16, 1997 and filed with the Securities and Exchange Commission on July 25, 1997.
10.23	Amendment No. 1 to Shareholder Rights Plan—Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.24	Form of Severance Agreement with Executive Officers of In Focus Systems, Inc.
10.25	Form of Severance Agreement with Chief Executive Officer of In Focus Systems, Inc.
10.26	Form of Release and Waiver of Claims Agreement with Executive Officers of In Focus Systems, Inc.
10.27	Form of Non-Competition Agreement with Executive Officers of In Focus Systems, Inc.
10.28	Purchase and Sale Agreement between Mentor Graphics Corporation (seller) and In Focus Systems, Inc. (buyer) dated October 1999.
21	Subsidiaries of the Registrant—Incorporated by reference to Exhibit 21 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
23	Consent of Arthur Andersen LLP
27	Financial data schedule

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2000	IN FOCUS SYSTEMS, INC.
	By:	/s/ JOHN V. HARKER
John V. Harker Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2000:

Signature	Title

/s/ JOHN V. HARKER
John V. Harker	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ E. SCOTT HILDEBRANDT
E. Scott Hildebrandt	Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
/s/ PETER D. BEHRENDT
Peter D. Behrendt	Director
/s/ MICHAEL R. HALLMAN
Michael R. Hallman	Director
/s/ NOBUO MII
Nobuo Mii	Director

Report of Independent Public Accountants

To the Board of Directors and Shareholders of
In Focus Systems, Inc.:

    We have audited the accompanying consolidated balance sheets of In Focus Systems, Inc. (an Oregon corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Focus Systems, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

Portland, Oregon,

ARTHUR ANDERSEN LLP

January 21, 2000, except for Note 10

as to which the date is March 3, 2000

In Focus Systems, Inc.

Consolidated Balance Sheets

(in thousands, except share amounts)

	December 31,
	1999	1998
Assets
Current Assets:
Cash and cash equivalents	$50,764	$26,786
Marketable securities—held to maturity	21,746	11,805
Accounts receivable, net of allowances of $9,518 and $7,094	86,400	78,698
Inventories, net	38,990	31,279
Income taxes receivable	2,394	1,125
Deferred income taxes	7,222	2,531
Other current assets	4,281	3,593

Total Current Assets	211,797	155,817
Marketable securities—held to maturity	6,790	—
Property and equipment, net of accumulated depreciation of $30,876 and $30,444	10,254	13,056
Deferred income taxes	2,562	1,352
Other assets, net	3,192	1,706

Total Assets	$234,595	$171,931

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$45,536	$27,657
Payroll and related benefits payable	6,168	2,179
Marketing incentives payable	7,441	3,755
Accrued warranty	3,758	2,161
Other current liabilities	676	578

Total Current Liabilities	63,579	36,330
Other Long-Term Liabilities	1,253	—
Shareholders' Equity:
Common stock, 50,000,000 shares authorized; shares issued and outstanding: 22,919,837 and 22,218,729	58,618	53,895
Additional paid-in capital	14,911	12,359
Retained earnings	96,234	69,347

Total Shareholders' Equity	169,763	135,601

Total Liabilities and Shareholders' Equity	$234,595	$171,931

The accompanying notes are an integral part of these consolidated balance sheets.

In Focus Systems, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 1999, 1998 and 1997

(in thousands, except share amounts)

	1999	1998	1997
Revenue	$390,691	$306,663	$315,761
Cost of sales	275,368	242,123	230,503

Gross profit	115,323	64,540	85,258
Operating expenses:
Marketing and sales	48,213	40,561	32,726
Engineering	21,013	20,153	18,222
General and administrative	10,299	7,226	7,852

	79,525	67,940	58,800

Income (loss) from operations	35,798	(3,400)	26,458
Other income (expense):
Interest expense	—	(82)	(79)
Interest income	2,733	1,280	2,025
Other, net	(394)	(246)	(129)

	2,339	952	1,817

Income (loss) before income taxes	38,137	(2,448)	28,275
Provision for (benefit from) income taxes	11,250	(1,777)	8,225

Net income (loss)	$26,887	$(671)	$20,050

Basic net income (loss) per share	$1.20	$(0.03)	$0.93

Diluted net income (loss) per share	$1.13	$(0.03)	$0.90

The accompanying notes are an integral part of these consolidated statements.

In Focus Systems, Inc.

Consolidated Statements of Shareholders' Equity

For The Years Ended December 31, 1999, 1998 and 1997

(In thousands, except per share amounts)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1996	21,386,972	$47,912	$10,080	$49,968	$107,960
Shares issued pursuant to stock plans	544,756	3,821	—	—	3,821
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	1,198	—	1,198
Net income	—	—	—	20,050	20,050

Balance at December 31, 1997	21,931,728	51,733	11,278	70,018	133,029
Shares issued pursuant to stock plans	287,001	2,162	—	—	2,162
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	1,081	—	1,081
Net loss	—	—	—	(671)	(671)

Balance at December 31, 1998	22,218,729	53,895	12,359	69,347	135,601
Shares issued pursuant to stock plans	701,108	4,723	—	—	4,723
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	2,552	—	2,552
Net income	—	—	—	26,887	26,887

Balance at December 31, 1999	22,919,837	$58,618	$14,911	$96,234	$169,763

The accompanying notes are an integral part of these consolidated statements.

In Focus Systems, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 1999, 1998 and 1997

(In thousands)

	1999	1998	1997
Cash flows from operating activities:
Net income (loss)	$26,887	$(671)	$20,050
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	9,613	9,865	8,190
Deferred income taxes	(5,901)	(2,120)	899
Other non-cash (income) expense	(422)	144	257
(Increase) decrease in:
Accounts receivable, net	(7,702)	8,870	(32,556)
Inventories, net	(7,711)	828	(9,405)
Income taxes receivable	(1,269)	(815)	995
Other current assets	(688)	(378)	(1,043)
Increase (decrease) in:
Accounts payable	17,879	(20,161)	25,608
Payroll and related benefits payable	3,989	(1,314)	1,211
Marketing incentives payable, accrued warranty and other current liabilities	5,381	926	981
Other long-term liabilities	1,253	—	—

Net cash provided by (used in) operating activities	41,309	(4,826)	15,187
Cash flows from investing activities:
Purchase of marketable securities-held to maturity	(29,323)	(12,107)	(11,018)
Maturities of marketable securities-held to maturity	12,592	11,022	4,561
Payments for purchase of property and equipment	(7,319)	(7,935)	(8,981)
Cash received from sale of Genigraphics	—	208	—
Other assets, net	(556)	(769)	198

Net cash used in investing activities	(24,606)	(9,581)	(15,240)
Cash flows from financing activities:
Payments under note payable	—	—	(951)
Proceeds from sale of common stock	4,723	2,162	3,821
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	2,552	1,081	1,198

Net cash provided by financing activities	7,275	3,243	4,068

Increase (decrease) in cash and cash equivalents	23,978	(11,164)	4,015
Cash and cash equivalents:
Beginning of period	26,786	37,950	33,935

End of period	$50,764	$26,786	$37,950

The accompanying notes are an integral part of these consolidated statements.

IN FOCUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Numbers in thousands, except per share amounts or as otherwise indicated)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

    The consolidated financial statements include the accounts of In Focus Systems, Inc. (the "Company") and its wholly-owned subsidiaries, In Focus Systems FSC, Inc. formed February 1, 1990, In Focus Systems Asia Pte Ltd formed July 1, 1998 and In Focus Systems B.V. formed January 1, 1999. All significant intercompany accounts and transactions have been eliminated. In January 1998, the Company announced a 2 for 1 stock split of its Common Stock for holders of record of the Company's Common Stock on February 10, 1998. All share and per share amounts have been retroactively adjusted to reflect this stock split.

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

Revenue Recognition

    Revenue from the sale of products is recognized at time of shipment to the customer. The Company maintains a reserve for sales returns and price adjustments generally based on historical experience. The Company has incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals. Estimated sales returns, price adjustments and rebates are netted against revenue in the month in which revenue is recognized. These estimates have not differed materially from actual results.

Product Warranty

    Estimated warranty costs are provided at the time of sale of the warranted products.

Concentrations of Risk

    The Company generally attempts to procure components from multiple sources. Certain components, however, including LCDs, Digital Micromirror Devices™ ("DMDs") and plastic housing parts, are purchased from single or limited sources. The Company believes that it could obtain most LCDs manufactured to its specifications from other foreign sources within three-to-six months at a price that would not be materially higher than the price paid to existing suppliers. The Company does not have an alternate source for the DMDs, which are currently used in a majority of the Company's products and have been supply constrained throughout 1999.

    The Company sells its products to a large number of customers worldwide. However, during 1999, one customer represented 16.0 percent of total revenues and at December 31, 1999, this customer represented 13.9 percent of the accounts receivable balance. No other customers represented more than 10 percent of revenues in 1999 or more than 10 percent of the December 31, 1999 accounts receivable balance. During 1998, one customer represented 13.3 percent of total revenues and at December 31, 1998, this customer represented 8.2 percent of the accounts receivable balance.

    The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk and, by policy, limits the amount of credit exposure to any one financial institution. The Company has not experienced any material losses on its investments.

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

Research and Development

    Amounts spent on research and development activities are expensed as incurred.

Advertising Costs

    Advertising costs, which are included in sales and marketing expenses, are expensed as incurred. Advertising expense was approximately $5,411, $5,839 and $5,593 in 1999, 1998 and 1997, respectively.

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

Net Income Per Share

    Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS 128). Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	1999			1998			1997
	Income	Shares	Per Share Amount	(Loss)	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to Common Shareholders	$26,887	22,445	$1.20	$(671)	22,170	$(0.03)	$20,050	21,653	$0.93

Effect of Dilutive Securities:
Stock Options	—	1,454		—	—		—	696

Diluted EPS
Income (loss) available to Common Shareholders	$26,887	23,899	$1.13	$(671)	22,170	$(0.03)	$20,050	22,349	$0.90

    Shares issuable pursuant to stock options that have not been included in the above calculations totaled 838, 3,647 and 600 for 1999, 1998 and 1997, respectively, since they would have been antidilutive.

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

Held to Maturity	December 31, 1999	December 31, 1998
Fair Market Value	$28,473	$11,885

Amortized Cost:
State and Local Government	15,408	11,805
Federal Government	2,066	—
Corporate	11,062	—

Total	$28,536	$11,805

Maturity Information:
Less than one year	21,746	11,805
One to five years	6,790	—

Total	$28,536	$11,805

3. INCOME TAXES:

    The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. The Company realizes tax benefits as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. Tax benefits of $2,552, $1,081 and $1,198 were credited to paid-in capital in 1999, 1998 and 1997, respectively.

    The provision for (benefit from) income taxes is as follows:

	December 31,
	1999	1998	1997
FEDERAL:
Current	$15,108	$230	$6,630
Deferred	(5,508)	(1,975)	839

	9,600	(1,745)	7,469
STATE:
Current	2,043	113	696
Deferred	(393)	(145)	60

	1,650	(32)	756

Total	$11,250	$(1,777)	$8,225

    Total deferred income tax assets at December 31, 1999 and 1998 were $12,599 and $7,992, respectively. Total deferred income tax liabilities at December 31, 1999 and 1998 were $2,815 and $4,109, respectively. Individually significant temporary differences at December 31, 1999 include accounts receivable reserves and book/tax depreciation differences, which were recorded as deferred assets of $3,569 and $2,265, respectively. Individually significant temporary differences at December 31, 1998 include accounts receivable reserves and book/tax depreciation differences, which were recorded as deferred assets of $701 and $1,531, respectively. The Company has not recorded a valuation allowance against the deferred tax assets, as they are realizable as a result of past income and available income tax carrybacks.

    The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

	For the Year Ended December 31,
	1999	1998	1997
Statutory federal income tax rate	35.0%	(34.0)%	35.0%
State taxes, net of federal income taxes	2.7	(1.3)	1.7
Research and development tax credit	(3.1)	(26.3)	(2.7)
Foreign sales corporation tax benefit	(3.6)	(10.0)	(3.1)
Tax exempt interest	(0.9)	(13.4)	(1.7)
Meals and entertainment	(0.3)	4.5	0.3
Other	(0.3)	7.9	(0.4)

Effective tax rate	29.5%	(72.6)%	29.1%

4. INVENTORIES:

	December 31,
	1999	1998
Raw materials and components	$15,562	$7,378
Work-in-process	1,108	1,649
Finished goods	22,320	22,252

	$38,990	$31,279

5. PROPERTY AND EQUIPMENT:

	December 31,
	1999	1998
Furniture and fixtures	$3,676	$3,728
Manufacturing equipment	12,279	16,260
Engineering equipment	2,442	1,864
Computer equipment	20,238	19,697
Leasehold improvements	2,495	1,951

	41,130	43,500
Less accumulated depreciation	(30,876)	(30,444)

	$10,254	$13,056

6. LEASE OBLIGATIONS:

    The Company leases its primary facility and certain improvements under a non-cancelable operating lease, which expires in December 2003 as to approximately 150 square feet and December 2000 as to approximately 30 square feet. The lease has one, one-year renewal option in regard to the 30 square feet.

    Future minimum lease payments under the non-cancelable operating leases as of December 31, 1999 are as follows (there were no capital leases at December 31, 1999):

Year ending December 31,
2000	$2,618
2001	2,032
2002	2,162
2003	2,162
2004	192
Thereafter	720

Total minimum lease payments	$9,886

    Rental expense for the years ended December 31, 1999, 1998 and 1997 was $2,804, $2,500 and $2,305, respectively.

7. SHAREHOLDERS' EQUITY:

General

    In January 1998, the Company announced a 2 for 1 stock split of its Common Stock for holders of record of the Company's Common Stock on February 10, 1998. All share and per share amounts have been retroactively adjusted to reflect this stock split.

Common Share Purchase Rights

    In July 1997, the Company declared a dividend distribution of one common share purchase right for each outstanding share of the Company's Common Stock (the "Rights"). If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's exercise price, a number of common shares of the Company having a market value at the time of twice the exercise price. The exercise price is $65. Rights held by the Acquiring Person become void and are not exercisable to purchase shares at the bargain purchase price. An Acquiring Person is defined as a person who acquires 20 percent or more of the outstanding common shares of the Company. In effect, this would enable a holder of Rights (other than an Acquiring Person) to purchase $130 worth of Common Stock at half price. The Company's Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 20 percent or more of the outstanding Common Stock.

Stock Option Plans

    The Company's 1988 Combination Stock Option Plan, as amended (the "1988 Plan") expired in December 1998. The Company's 1998 Stock Incentive Plan (the "1998 Plan", together with the 1988 Plan, the "Plans"), covering 1,500 shares of the Company's Common Stock, was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to employees of the Company and restricted stock and nonstatutory stock options to employees, officers, directors and consultants of the Company. At December 31, 1999, the Company had 3,972 shares of Common Stock reserved for issuance under the Plans. Under the Plans, the exercise price of incentive and nonstatutory stock options cannot be less than the fair market value of the Company's Common Stock at the date of grant. Options granted generally vest over a four-year period and expire ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant. Activity under the Plans is summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1996	1,171	2,981	$9.14
Options granted	(1,213)	1,213	12.21
Options canceled	555	(555)	9.97
Options exercised	—	(504)	7.05

Balances, December 31, 1997	513	3,135	10.51
Additional shares reserved	1,500	—	—
Restricted shares granted	(51)	—	—
Restricted shares cancelled	6	—	—
Options granted	(2,366)	2,366	7.54
Options canceled	1,752	(1,752)	12.01
Options exercised	—	(275)	7.61
Shares expired	(7)	—	—

Balances, December 31, 1998	1,347	3,474	7.60
Restricted shares granted	(31)	—	—
Options granted	(515)	515	14.19
Options canceled	14	(232)	6.55
Options exercised	—	(600)	7.47

Balances, December 31, 1999	815	3,157	$9.19

IN FOCUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Numbers in thousands, except per share amounts or as otherwise indicated)

7. SHAREHOLDERS' EQUITY: (Continued)

    The Company's Directors' Stock Option Plan, as amended (the "Directors' Plan") provides for the issuance of stock options covering a total of 400 shares of the Company's Common Stock to directors of the Company who have not, at any time during the year preceding the grant of a stock option under the Directors' Plan, been an employee of the Company or its subsidiaries ("Eligible Directors"). The Directors' Plan provides for the automatic grant of options to purchase 20 shares of the Company's Common Stock on the date the director becomes an Eligible Director and options to purchase 10 shares of the Company's Common Stock on the date that the Eligible Director is re-elected to the Board. All Eligible Director options vest six months after the date of grant.

    At December 31, 1999 the Company had reserved 322 shares of Common Stock for issuance under the Directors' Plan. Activity under the Directors' Plan is summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1996	221	178	$10.34
Options granted	(78)	78	11.86
Options canceled	22	(22)	11.01
Options exercised	—	(40)	6.36

Balances, December 31, 1997	165	194	11.72
Options granted	(45)	45	8.33
Options canceled	54	(54)	13.62
Options exercised	—	(12)	5.73

Balances, December 31, 1998	174	173	10.66
Options granted	(30)	30	9.97
Options canceled	—	—	—
Options exercised	—	(25)	7.35

Balances, December 31, 1999	144	178	$11.03

Statement of Financial Accounting Standards No. 123

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 1999, 1998 and 1997 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

	For the Year Ended December 31,
	1999	1998	1997
Risk-free interest rate	5.50%	5.50%	6.25%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	5	5	5
Expected volatility	74.5%	75.0%	73.1%

    Using the Black-Scholes methodology, the total value of stock awards and options granted during 1999, 1998 and 1997 was $5,293, $12,991 and $10,030, respectively, which would be amortized on a pro forma basis over the vesting period of the options (typically four years under the Plans and six months under the Directors' Plan). The weighted average fair value of stock awards and options granted during 1999, 1998 and 1997 was $9.72 per share, $5.28 per share and $7.77 per share, respectively.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma disclosures below:

	For the Year Ended December 31,
	1999		1998		1997
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$26,887	$22,060	$(671)	$(6,578)	$20,050	$15,514
Net income (loss) per share—basic	$1.20	$0.98	$(0.03)	$(0.30)	$0.93	$0.72
Net income (loss) per share—diluted	$1.13	$0.97	$(0.03)	$(0.30)	$0.90	$0.72

    The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

    The following table summarizes information about stock options outstanding at December 31, 1999:

Options Outstanding
		Weighted Average Remaining Contractual Life (years)		Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/99		Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/99	Weighted Average Exercise Price
$3.75-4.31	920	8.78	$4.31	138	$4.31
4.50-7.81	572	8.20	6.53	143	6.55
7.81-8.25	411	6.26	8.24	276	8.24
8.31-16.50	1,170	7.60	12.74	563	13.09
16.56-23.31	262	9.22	19.06	31	18.05

$3.75-23.31	3,335	7.99	$9.29	1,151	$10.20

    At December 31, 1998 and 1997, 936 and 1,018 options, respectively, were exercisable at weighted average exercise prices of $10.50 per share and $9.69 per share, respectively.

8. SUPPLEMENTAL CASH FLOW INFORMATION:

    Supplemental disclosure of cash flow information is as follows:

	For the Year Ended December 31,
	1999	1998	1997
Cash paid during the period for interest	$—	$82	$78
Cash paid during the period for income taxes	16,550	450	5,361
Note receivable in relation to sale of Genigraphics	—	630	—

9. EXPORT SALES AND MAJOR CUSTOMERS:

    The Company markets its products in the United States and internationally. Geographic revenue information is as follows:

	For the Year Ended December 31,
	1999	1998	1997
United States	$247,674	$179,052	$184,215
Europe	78,180	78,882	73,761
Asia Pacific	34,745	23,907	23,717
Other	30,092	24,822	34,068

	$390,691	$306,663	$315,761

    Long-lived assets, other than in the United States, are not material.

    One customer accounted for 16.0 percent of revenue in the year ended December 31, 1999, one customer accounted for 13.3 percent of revenue in the year ended December 31, 1998 and no customers accounted for greater than 10 percent of revenue during the year ended December 31, 1997.

10. SUBSEQUENT EVENTS:

    In February 2000, the Company entered into a non-exclusive, perpetual license agreement with Pixelworks, Inc. which allows Pixelworks, Inc. to utilize certain of the Company's technology in exchange for $2,400 in cash and 157 shares of Pixelworks, Inc.'s Series D Preferred Stock with a value of $2,000 at the time of issuance to the Company. The $2,400 in cash will be received in four quarterly payments of $600 each beginning March 31, 2000. The Company will record revenue of $4,400 in the first quarter of 2000 related to this license agreement.

    Also in February 2000, the Company purchased 28.9 acres of land adjacent to its leased Wilsonville facility for $5.2 million in cash. The Company intends to enter into a sale-leaseback transaction for approximately one third of the property in the second quarter of 2000 and begin construction of a new facility. The remainder of the property will be held for development over the next three years.

Report of Independent Public Accountants

on Financial Statement Schedule

To the Board of Directors and Shareholders of
In Focus Systems, Inc.

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in In Focus Systems, Inc.'s 1999 Annual Report on Form 10-K, and have issued our report thereon dated January 21, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

January 21, 2000	ARTHUR ANDERSEN LLP

In Focus Systems, Inc.

Valuation and Qualifying Accounts

Years Ended December 31, 1997, 1998 and 1999

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe (a)	Balance at End of Period
Year Ended December 31, 1997:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$1,947	$27	$—	$(367)	$1,607
Sales allowances	$2,110	$19,235	$—	$(18,117)	$3,228
Year Ended December 31, 1998:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$1,607	$1,175	$—	$(138)	$2,644
Sales allowances	$3,228	$32,864	$—	$(31,642)	$4,450
Year Ended December 31, 1999:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts	$2,644	$2,461	$—	$(2,033)	$3,072
Sales allowances	$4,450	$29,822	$—	$(27,826)	$6,446

(a)
Charges to the accounts included in this column are for the purposes for which the reserves were created.

QuickLinks

Documents Incorporated by Reference
PART I
PART II
PART III
PART IV
SIGNATURES