Form 10-Q
period 2000-03-31
IN FOCUS SYSTEMS INC
filed 2000-04-28
CIK 845434

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock without par value	23,074,144
(Class)	(Outstanding at April 27, 2000)

IN FOCUS SYSTEMS, INC.
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—March 31, 2000 and December 31, 1999	2
	Consolidated Statements of Operations—Three Months Ended March 31, 2000 and 1999	3
	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IN FOCUS SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2000	December 31, 1999
Assets
Current Assets:
Cash and cash equivalents	$67,205	$50,764
Marketable securities—held to maturity	16,609	21,746
Accounts receivable, net of allowances of $9,802 and $9,518	88,154	86,400
Inventories, net	36,250	38,990
Income taxes receivable	—	2,394
Deferred income taxes	7,222	7,222
Other current assets	7,942	4,281

Total Current Assets	223,382	211,797
Marketable securities—held to maturity	4,709	6,790
Property and equipment, net of accumulated depreciation of $32,902 and $30,876	16,153	10,254
Deferred income taxes	1,900	2,562
Other assets, net	4,621	3,192

Total Assets	$250,765	$234,595

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$45,034	$45,536
Payroll and related benefits payable	4,278	6,168
Marketing incentives payable	9,108	7,441
Accrued warranty	3,558	3,758
Income taxes payable	1,908	—
Other current liabilities	1,029	676

Total Current Liabilities	64,915	63,579
Other Long-Term Liabilities	1,253	1,253
Shareholders' Equity:
Common stock, 50,000,000 shares authorized; shares issued and outstanding: 23,062,206 and 22,919,837	59,445	58,618
Additional paid-in capital	15,862	14,911
Retained earnings	109,290	96,234

Total Shareholders' Equity	184,597	169,763

Total Liabilities and Shareholders' Equity	$250,765	$234,595

The accompanying notes are an integral part of these balance sheets.

IN FOCUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)

	Three months ended March 31,
	2000	1999
Revenue	$125,079	$86,450
Cost of sales	84,111	65,558

Gross profit	40,968	20,892
Operating expenses:
Marketing and sales	13,319	10,328
Engineering	6,325	4,968
General and administrative	2,859	1,981

	22,503	17,277

Income from operations	18,465	3,615
Other income (expense):
Interest income	895	429
Other, net	(156)	(89)

	739	340

Income before provision for income taxes	19,204	3,955
Provision for income taxes	6,148	1,111

Net income	13,056	2,844

Basic net income per share	$0.57	$0.13

Diluted net income per share	$0.52	$0.12

The accompanying notes are an integral part of these statements.

IN FOCUS SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three months ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$13,056	$2,844
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	2,168	2,423
Deferred income taxes	662	—
Gain on sale of equipment	(6)	(8)
Other non-cash (income) expense	9	(12)
(Increase) decrease in:
Accounts receivable, net	(1,754)	(3,515)
Inventories, net	2,740	(5,844)
Income taxes receivable	2,394	365
Other current assets	(3,661)	(547)
Increase (decrease) in:
Accounts payable	(502)	13,109
Payroll and related benefits payable	(1,890)	486
Income taxes payable	1,908	—
Marketing incentives payable, accrued warranty and other current liabilities	1,820	1,692

Net cash provided by operating activities	16,944	10,993
Cash flows from investing activities:
Purchase of marketable securities—held to maturity	(3,700)	(2,488)
Maturity of marketable securities—held to maturity	10,918	4,000
Payments for purchase of property and equipment	(8,015)	(1,492)
Proceeds from sale of equipment	6	—
Other assets, net	(1,451)	(95)

Net cash used in investing activities	(2,242)	(75)
Cash flows from financing activities:
Proceeds from sale of common stock	788	52
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	951	19

Net cash provided by financing activities	1,739	71
Increase in cash and cash equivalents	16,441	10,989
Cash and cash equivalents:
Beginning of period	50,764	26,786

End of period	$67,205	$37,775

The accompanying notes are an integral part of these statements.

IN FOCUS SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three-month periods ended March 31, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from In Focus Systems, Inc.'s 1999 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in In Focus' 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

	March 31, 2000	December 31, 1999
Raw materials and components	$11,828	$15,562
Work-in-process	2,942	1,108
Finished goods	21,480	22,320

	$36,250	$38,990

Note 3. Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Three Months Ended March 31,
	2000	1999
Cash paid during the period for income taxes	$211	$683

Note 4. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	Three Months Ended March 31,
	2000			1999
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$13,056	23,003	$0.57	$2,844	22,277	$0.13

Diluted EPS
Effect of dilutive stock options	—	2,127		—	760

Income available to Common Shareholders	$13,056	25,130	$0.52	$2,844	23,037	$0.12

    Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 14 and 1,057 shares, respectively, issuable pursuant to stock options, for the three month periods ended March 31, 2000 and 1999, respectively.

Note 5. Purchase of Property

    In February 2000, the Company purchased 28.9 acres of land adjacent to its leased Wilsonville facility for $5,200. The Company intends to enter into a sale-leaseback transaction for approximately one third of the property in the second quarter of 2000 and begin construction of a new facility. The remainder of the property will be held for development over the next three years.

Note 6. License Agreement

    In February 2000, the Company entered into a non-exclusive, perpetual license agreement with Pixelworks, Inc. which allows Pixelworks, Inc. to utilize certain of the Company's technology in exchange for $2,400 in cash and 157 shares of Pixelworks, Inc.'s Series D Preferred Stock with a value of $2,000 at the time of issuance to the Company. The $2,400 in cash will be received in four quarterly payments of $600 each, with the first one received on March 31, 2000. The Company recorded revenue of $4,400 in the first quarter of 2000 related to this license agreement.

Note 7. Business Combination Agreement

    In March 2000, In Focus announced a merger agreement with Proxima ASA to exchange all shares of Proxima ASA Common Stock for shares of In Focus Common Stock at a ratio of 0.3615 shares of In Focus Common Stock for each share of Proxima ASA Common Stock. Based on this ratio, In Focus will issue approximately 15,200 shares of its Common Stock. The completion of this transaction is subject to, among other things, shareholder approval. In Focus expects to complete this transaction in the second quarter of 2000. The transaction is intended to be accounted for as a pooling of interests.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

    Statements in this Form 10-Q which In Focus considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. In Focus, from time to time, may make forward-looking statements relating to the following:

  •
  anticipated gross margins;

  •
  availability of components manufactured on behalf of the Company;

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

Results of Operations

    Revenue increased to $125.1 million in the first quarter of 2000 compared to $86.5 million in the first quarter of 1999. The increase in revenue is primarily attributable to record unit sales, with a 47 percent increase in units sold compared to the first quarter of 1999. Unit sales also increased 12 percent compared to the fourth quarter of 1999. The microportable and ultraportable segment represented 62 percent of units sold in the first quarter of 2000.

    Also included in revenue in the first quarter of 2000 is $4.4 million related to a license agreement with Pixelworks, Inc. In February 2000, the Company entered into a non-exclusive, perpetual license agreement with Pixelworks, Inc. which allows Pixelworks, Inc. to utilize certain of the Company's technology in exchange for $2.4 million in cash and 156,863 shares of Pixelworks, Inc.'s Series D Preferred Stock with a value of $2.0 million at the time of issuance to the Company. The $2.4 million in cash will be received in four quarterly payments of $600,000 each, with the first one received March 31, 2000.

    During the first quarter of 2000, international sales represented 37 percent of total revenue, compared to 45 percent in the first quarter of 1999.

    As a result of strong demand for In Focus' XGA products, including the LP330, LP435Z and LP755, at March 31, 2000, In Focus had backlog of approximately $24.2 million, compared to approximately $68.7 million at December 31, 1999 and $15.8 million at March 31, 1999. A portion of the decrease in backlog from December 31, 1999 resulted from order cancellations and product price reductions. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2000.* However, should In Focus not receive components as forecasted, some of the backlog orders at March 31, 2000 may be canceled and therefore not result in revenue for In Focus. There is minimal seasonal influence relating to In Focus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that In Focus will realize a profit from filling the orders.

    In Focus achieved gross margins of 32.8 percent in the first quarter of 2000 compared to 24.2 percent in the first quarter of 1999 and 34.0 percent in the fourth quarter of 1999. Excluding license fees, gross margins were 30.3 percent in the first quarter of 2000. The increase in the gross margin percentage from the first quarter of 1999 was primarily a result of the volume shipment of microportable and ultraportable projectors. The decrease from the fourth quarter of 1999 is primarily a result of more competitive pricing, especially on SVGA products, an anticipated shift in mix to more OEM sales and increases in certain component prices for XGA versions of our DLP™ products. Products utilizing DLP™ technology comprised 69 percent of unit shipments in the first quarter of 2000.

    Marketing and sales expense increased to $13.3 million (10.6 percent of revenue) in the first quarter of 2000 compared to $10.3 million (11.9 percent of revenue) in the first quarter of 1999. The increase in dollars spent is primarily a result of growth of the Company. The decrease as a percent of revenue is primarily a result of efficiencies gained with a higher revenue base.

    Engineering expense increased to $6.3 million (5.1 percent of revenue) in the first quarter of 2000 from $5.0 million (5.7 percent of revenue) in the first quarter of 1999. The increase in dollars spent is primarily a result of growth of the Company. The decrease as a percent of revenue is primarily a result of efficiencies gained with a higher revenue base.

    General and administrative expense increased to $2.9 million (2.3 percent of revenue) in the first quarter of 2000 from $2.0 million (2.3 percent of revenue) in the first quarter of 1999. The increase in dollars spent is primarily a result of growth of the Company.

    Income from operations increased to $18.5 million (14.8 percent of revenue) in the first quarter of 2000 compared to $3.6 million (4.2 percent of revenue) in the first quarter of 1999, as a result of increased revenues and gross margins and decreased operating expenses as a percent of revenue as indicated above.

    Income taxes are based on an estimated rate of 32.0 percent compared to 28.1 percent in the first quarter of 1999 and 29.5 percent for the year ended December 31, 1999. The increase is primarily a result of an expected lower Foreign Sales Corporation ("FSC") benefit in 2000.

Liquidity and Capital Resources

    At March 31, 2000 working capital was $158.5 million, including $67.2 million of cash and cash equivalents and $16.6 million of marketable securities, current. The $11.3 million combined increase in cash and cash equivalents and marketable securities, current is primarily the result of $16.9 million provided by operations, the net maturity of $7.2 million of marketable securities and $1.7 million provided by the exercise of stock options and the related income tax benefits, offset by $8.0 million for purchase of property and equipment. In the first quarter of 2000, working capital increased by $10.2 million and the current ratio increased to 3.4:1 at March 31, 2000 compared to 3.3:1 at December 31, 1999.

    Accounts receivable increased $1.8 million to $88.2 million at March 31, 2000 compared to $86.4 million at December 31, 1999. In Focus has increased collection efforts in an attempt to reduce accounts receivable balances relative to its sales levels. As a result, days sales outstanding decreased to 66 days at March 31, 2000 compared to 70 days at December 31, 1999. At March 31, 2000, 64.5 percent of In Focus' accounts receivable were current, 23.4 percent were 30 days or less past due and 12.1 percent were beyond 30 days past due.

    Inventories decreased $2.7 million to $36.3 million at March 31, 2000 compared to $39.0 million at December 31, 1999. The decrease in inventories was primarily a result of higher inventories at December 31, 1999 as a result of the Company's contingency planning for year 2000. In Focus was able to work through this excess inventory during the first quarter of 2000. Annualized inventory turns were approximately 8.9 times for the quarter ended March 31, 2000 compared to approximately 8.8 times for the fourth quarter of 1999 on an annualized basis.

    In February 2000, the Company purchased 28.9 acres of land adjacent to its leased Wilsonville facility for $5.2 million in cash. The Company intends to enter into a sale- leaseback transaction for approximately one third of the property in the second quarter of 2000 and begin construction of a new facility. The remainder of the property will be held for development over the next three years.

    The remaining $2.8 million of purchases of property, plant and equipment were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment, including the land purchase, are expected to total approximately $12.0 million in 2000, primarily for new product tooling, engineering equipment, information systems infrastructure and the land purchase mentioned above*.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    None.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
27	Financial Data Schedule
(b)
Reports on Form 8-K

    There was one report on Form 8-K filed during the quarter ended March 31, 2000, under Item 5. Other Events, relating to a business combination agreement with Proxima ASA, dated March 6, 2000 and filed with the Securities and Exchange Commission on March 7, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2000	IN FOCUS SYSTEMS, INC.
	By:	/s/ E. SCOTT HILDEBRANDT E. Scott Hildebrandt Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

IN FOCUS SYSTEMS, INC. FORM 10-Q INDEX
PART II—OTHER INFORMATION
SIGNATURES