Form 10-Q
period 2000-06-30
INFOCUS CORP
filed 2000-08-08
CIK 845434

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-18908

INFOCUS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0932102 (I.R.S. Employer Identification No.)
27700B SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 503-685-8888

Registrant's former name: In Focus Systems, Inc.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	37,715,443
(Class)	(Outstanding at August 4, 2000)

INFOCUS CORPORATION
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—June 30, 2000 and December 31, 1999	2
	Consolidated Statements of Operations—Three and Six Month Periods Ended June 30, 2000 and 1999	3
	Consolidated Statements of Cash Flows—Six Months Ended June 30, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
PART II—OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders	11
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2000	December 31, 1999
Assets
Current Assets:
Cash and cash equivalents	$101,786	$91,827
Marketable securities	11,166	21,746
Accounts receivable, net of allowances of $16,507 and $13,376	170,600	149,289
Inventories, net	86,115	66,696
Deferred income taxes	15,875	13,867
Other current assets	10,883	7,349

Total Current Assets	396,425	350,774
Marketable securities	12,789	6,790
Property and equipment, net of accumulated depreciation of $45,782 and $40,699	25,207	15,488
Deferred income taxes	5,346	5,794
Goodwill, net of accumulated amortization of $4,295 and $3,571	18,827	16,696
Other assets, net	3,061	3,253

Total Assets	$461,655	$398,795

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$—	$701
Accounts payable	105,319	84,019
Payroll and related benefits payable	7,456	8,683
Taxes payable, net	882	3,347
Marketing incentives payable	13,235	11,867
Accrued warranty	9,078	8,739
Other current liabilities	16,592	3,662

Total Current Liabilities	152,562	121,018
Other Long-Term Liabilities	2,012	1,284
Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 38,321,665 and 37,944,118	72,819	71,367
Additional paid-in capital	80,259	74,116
Other comprehensive income (loss):
Foreign currency translation	(9,845)	(6,650)
Unrealized gain on equity securities	1,572	—
Retained earnings	162,276	137,660

Total Shareholders' Equity	307,081	276,493

Total Liabilities and Shareholders' Equity	$461,655	$398,795

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenue	$220,740	$163,907	$435,175	$318,725
Cost of sales	159,659	120,543	308,105	238,780

Gross profit	61,081	43,364	127,070	79,945
Operating expenses:
Marketing and sales	21,950	19,069	43,802	34,466
Research and development	8,833	6,477	17,884	12,922
General and administrative	7,615	5,050	16,797	10,385
Merger costs	12,723	—	12,723	—
Goodwill amortization	359	507	724	1,012

	51,480	31,103	91,930	58,785

Income from operations	9,601	12,261	35,140	21,160
Other income (expense):
Interest expense	(184)	(109)	(430)	(393)
Interest income	1,330	677	2,747	1,493
Other, net	247	(91)	730	(823)

	1,393	477	3,047	277

Income before income taxes	10,994	12,738	38,187	21,437
Provision for income taxes	3,983	3,816	13,571	6,855

Net income	$7,011	$8,922	$24,616	$14,582

Basic net income per share	$0.18	$0.24	$0.64	$0.39

Diluted net income per share	$0.17	$0.23	$0.61	$0.38

Shares used in per share calculations:
Basic	38,290	37,239	38,186	37,230

Diluted	40,505	38,233	40,479	38,109

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$24,616	$14,582
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,966	8,319
Stock based compensation	2,339	(310)
Deferred income taxes	(1,766)	(1,791)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	1,379	61
Loss on sale of equipment	55	—
Other non-cash income	(167)	—
(Increase) decrease in:
Accounts receivable, net	(22,220)	5,748
Inventories, net	(20,518)	(2,419)
Other current assets	(3,637)	1,391
Increase (decrease) in:
Accounts payable	21,628	(12,449)
Payroll and related benefits payable	(1,127)	3,611
Income taxes payable	(2,696)	3,385
Marketing incentives payable, accrued warranty and other current liabilities	14,695	1,415
Other long-term liabilities	(851)	1

Net cash provided by operating activities	17,696	21,544
Cash flows from investing activities:
Purchase of marketable securities	(12,376)	(4,890)
Maturity of marketable securities	18,529	12,338
Payments for purchase of property and equipment	(15,589)	(6,271)
Cash paid for MediaVision	(924)	—
Other assets, net	269	(1,924)

Net cash used in investing activities	(10,091)	(747)
Cash flows from financing activities:
Payments on debt	(701)	(14,844)
Proceeds from sale of common stock	3,796	403

Net cash provided by (used by) financing activities	3,095	(14,441)
Effect of exchange rate on cash	(741)	(164)

Increase in cash and cash equivalents	9,959	6,192
Cash and cash equivalents:
Beginning of period	91,827	68,985

End of period	$101,786	$75,177

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.  Basis of Presentation

    The financial information included herein for the three and six month periods ended June 30, 2000 and 1999 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from InFocus Corporation's ("InFocus" or the "Company") (formerly In Focus Systems, Inc.) supplemental consolidated financial statements as filed with Form 8-K on July 7, 2000. The interim consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and the notes thereto included in InFocus' Form 8-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

    Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

	June 30, 2000	December 31, 1999
Raw materials and components	$31,229	$26,542
Work-in-process	7,494	2,691
Finished goods	47,392	37,463

	$86,115	$66,696

Note 3.  Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	2000			1999
Three Months Ended June 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income available to Common Shareholders	$7,011	38,290	$0.18	$8,922	37,239	$0.24

Diluted EPS
Effect of dilutive stock options	—	2,215		—	994

Net Income available to Common Shareholders	$7,011	40,505	$0.17	$8,922	38,233	$0.23

	2000			1999
Six Months Ended June 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income available to Common Shareholders	$24,616	38,186	$0.64	$14,582	37,230	$0.39

Diluted EPS
Effect of dilutive stock options	—	2,293		—	879

Net income available to Common Shareholders	$24,616	40,479	$0.61	$14,582	38,109	$0.38

    Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Stock options	24	1,454	13	1,577

Note 4.  Purchase of Property

    In February 2000, InFocus purchased 28.9 acres of land adjacent to its leased Wilsonville facility for $5,200. InFocus intends to enter into a sale-leaseback transaction for approximately one third of the property in the third quarter of 2000 and begin construction of a new facility. The remainder of the property will be held for possible development over the next three years.

Note 5.  License Agreement

    In February 2000, InFocus entered into a non-exclusive, perpetual license agreement with Pixelworks, Inc. ("Pixelworks") which allows Pixelworks to utilize certain of the Company's technology in exchange for $2,400 in cash and 157 shares of Pixelworks' Series D Preferred Stock with a value of $2,000 at the time of issuance to the Company. The $2,400 in cash will be received in four quarterly payments of $600 each, with the first and second payments received on March 31, and June 30, 2000, respectively. InFocus recorded revenue of $4,400 in the first quarter of 2000 related to this license agreement.

    During the second quarter of 2000, Pixelworks completed its initial public offering in which the Series D Preferred Stock was converted into common stock of Pixelworks. The investment is currently recorded in the accompanying financial statements as available for sale securities in accordance with SFAS 115. The securities are recorded at market value with the unrealized gain on securities included as a separate component of shareholders' equity.

Note 6.  Business Combination Agreement

    In March 2000, In Focus announced a business combination agreement with Proxima ASA to exchange all shares of Proxima ASA Common Stock for shares of InFocus Common Stock at a ratio of 0.3615 shares of InFocus Common Stock for each share of Proxima ASA Common Stock. Based on this ratio, In Focus issued 14,649 shares of its Common Stock in June 2000 upon completion of the merger in exchange for approximately 96 percent of Proxima ASA's shares. InFocus is required to purchase, for cash, the remaining 1,503 shares of Proxima ASA Common Stock that were not tendered in the exchange. The total cost to InFocus will be approximately $17,700. The transaction is accounted for as a pooling of interests and therefore the historical financial statements of InFocus have been restated to include all accounts of Proxima ASA.

    The following is a reconciliation of certain restated amounts with amounts previously reported.

	Three Months Ended June 30, 1999	Six Months Ended June 30, 1999
Sales:
InFocus	$93,353	$179,803
Proxima	70,554	138,922

	$163,907	$318,725

Net income:
InFocus	$4,958	$7,802
Proxima	3,964	6,780

	$8,922	$14,582

Note 7.  Reclassifications

    Certain amounts in the accompanying financial statements have been reclassified to conform to current presentation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

    Statements in this Form 10-Q which InFocus considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. InFocus, from time to time, may make forward-looking statements relating to the following:

  •
  anticipated gross margins;

  •
  availability of products manufactured on behalf of the Company;

  •
  backlog;

  •
  new product introductions; and

  •
  future capital expenditures.

    The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

  •
  in regard to gross margins, uncertainties associated with market acceptance of and demand for InFocus' products, impact of competitive products and their pricing and dependence on third party suppliers;

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

Results of Operations

    Revenue increased to $220.7 million in the second quarter of 2000 from $163.9 million in the second quarter of 1999, and increased to $435.2 million for the six months ended June 30, 2000 from $318.7 million for the comparable period of 1999. The increase in revenue is primarily attributable to record unit sales, with a 61 percent increase in units sold in the first half of 2000 compared to the first half of 1999. Unit sales also increased 13 percent in the second quarter of 2000 compared to the first quarter of 2000. The microportable and ultraportable segment represented 78 percent of total revenue in the first half of 2000.

    Also included in revenue in the first quarter of 2000 is $4.4 million related to a license agreement with Pixelworks, Inc. ("Pixelworks"). In February 2000, the Company entered into a non-exclusive, perpetual license agreement with Pixelworks which allows Pixelworks to utilize certain of the Company's technology in exchange for $2.4 million in cash and 156,863 shares of Pixelworks' Series D Preferred Stock with a value of $2.0 million at the time of issuance to the Company. The $2.4 million in cash will be received in four quarterly payments of $600,000 each, with the first and second payments received March 31 and June 30, 2000, respectively.

    InFocus introduced several new micro-portable products in the second quarter of 2000, including the LP335, the Proxima DX3, the ASK M5, the Proxima DX2, the Proxima DS2, the LP340 and the LP350.

    The LP335 is a micro-portable projector, which weighs 4.8 pounds, has XGA resolution, 1,000 lumens, digital connectivity, InFocus Home Theater Quality Video and HDTV compatibility.

    The Proxima DX3 and the ASK M5 are both very quiet, 5-pound micro-portable projectors with XGA resolution, 1,100 lumens, zoom lenses and remote controls.

    The Proxima DX2 (our first 0.7" DLP XGA product) and the DS2 (SVGA) are 5-pound DLP, micro-portable projectors, which offer a combination of portability and affordability.

    The LP340 and LP350 are DLP, micro-portable projectors that provide excellent image quality, 1,300 lumens, digital connectivity, InFocus Home Theater Quality video and HDTV compatibility.

    Of the newly introduced micro-portable projectors, only the LP335 shipped in significant volume in the second quarter of 2000. However, all of the above products are expected to ship in volume in the third quarter of 2000.*

    InFocus also introduced and began shipping two new conference room projectors during the second quarter of 2000, Proxima's DP9240 which has 1,600 lumens, and the DP9260, which has 2,200 lumens. Both projectors feature HDTV compatibility, optional lenses and V-Scan Digital Video Technology, which provide the sharpest video image from an LCD projector.

    InFocus also began shipping three models of its IBM OEM projectors during the second quarter of 2000.

    During the first half of 2000, International sales represented 34 percent of total revenue, compared to 41 percent of total revenue in the first half of 1999.

    At June 30, 2000, the Company had backlog of approximately $27.4 million, compared to approximately $74.8 million at June 30, 1999 and $68.7 million at December 31, 1999. InFocus' backlog is at more historical levels due to the availability of certain components that were constrained during most of 1999. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2000.* However, should InFocus not receive components as forecasted, some of the backlog orders at June 30, 2000 may be canceled and therefore not result in revenue for InFocus. There is minimal seasonal influence relating to InFocus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

    InFocus achieved gross margins of 29.2 percent in the first six months of 2000, with 27.7 percent achieved in the second quarter of 2000, compared to 25.1 percent in the first six months of 1999 and 26.5 percent in the second quarter of 1999. Gross margins for the six months ended June 30, 2000, excluding license fee revenue, were 28.5 percent. The increases in the gross margin percentages from the first and second quarters of 1999 were primarily a result of a shift in product mix to more profitable products, primarily InFocus' microportable and ultraportable projectors.

    Marketing and sales expense increased to $22.0 million and $43.8 million, respectively (9.9 percent and 10.1 percent of revenue, respectively) for the three and six month periods ended June 30, 2000 compared to $19.1 million and $34.5 million, respectively (11.6 percent and 10.8 percent of revenue, respectively) for the comparable periods of 1999. The increase in dollars spent is primarily a result of growth of the Company. The decrease as a percent of revenue is primarily a result of efficiencies gained with a higher revenue base.

    Research and development expense was $8.8 million and $17.9 million, respectively (4.0 percent and 4.1 percent of revenue, respectively) for the three and six month periods ended June 30, 2000 compared to $6.5 million and $12.9 million, respectively (4.0 percent and 4.1 percent of revenue, respectively) for the comparable periods of 1999. The Company continues to invest in research and development at a consistent rate as a percent of revenue, based on the targeted business model.

    General and administrative expense increased to $7.6 million and $16.8 million, respectively (3.4 percent and 3.9 percent of revenue, respectively) for the three and six month periods ended June 30, 2000 compared to $5.1 million and $10.4 million, respectively (3.1 percent and 3.3 percent of revenue, respectively) for the comparable periods of 1999. The increase is primarily a result of growth of the Company, the impact of accounting for variable stock options and increases in accounts receivable reserves.

    Merger related costs of $12.7 million in the second quarter of 2000 include primarily legal, accounting, investment banking and other expenditures directly related to the Company's business combination with Proxima ASA, which was completed in June 2000.

    Income from operations was $9.6 million and $35.1 million, respectively (4.3 percent and 8.1 percent of revenue, respectively) for the three month and six month periods ended June 30, 2000 compared to $12.3 million and $21.2 million, respectively (7.5 percent and 6.6 percent of revenue, respectively), for the comparable periods of 1999, as a result of increased revenues and gross margins and decreased operating expenses as a percent of revenue, offset by merger related costs in the second quarter of 2000 as indicated above.

    Without merger related costs, income from operations would have been $22.3 million and $47.9 million, respectively (10.1 percent and 11.0 percent of revenue, respectively) for the three and six month periods ended June 30, 2000.

    Income taxes through June 30, 2000 are based on an estimated rate of 35.5 percent, which increased from 32.0 percent in the first six months of 1999. The increase is primarily a result of the non-deductibility of certain merger-related expenses for U.S. tax purposes. The estimated rate for 2000, excluding merger related expenses, is 32 percent.

Liquidity and Capital Resources

    At June 30, 2000 working capital was $243.9 million, including $101.8 million of cash and cash equivalents and $11.2 million of marketable securities, current. In the first half of 2000, working capital increased by $14.1 million and the current ratio decreased to 2.6:1 at June 30, 2000 compared to 2.9:1 at December 31, 1999.

    Cash and cash equivalents increased $10.0 million primarily due to cash provided by operations of $17.7 million, the net maturity of $6.2 million of marketable securities and $3.8 million provided by the exercise of stock options, offset by $15.6 million used for the purchase of property and equipment.

    Accounts receivable increased $21.3 million to $170.6 million at June 30, 2000 compared to $149.3 million at December 31, 1999. InFocus has increased collection efforts in an attempt to reduce accounts receivable balances relative to its sales levels. As a result, days sales outstanding decreased to 70 days at June 30, 2000 compared to 71 days at December 31, 1999. At June 30, 2000, 82.8 percent of InFocus' accounts receivable were current or 30 days or less past due and 17.2 percent were beyond 30 days past due.

    Inventories increased $19.4 million to $86.1 million at June 30, 2000 compared to $66.7 million at December 31, 1999. The increase in inventories was primarily a result of the increase in sales and a build up of raw materials and components to support the production and sale of newly released products in the third quarter of 2000. Annualized inventory turns were approximately 7.7 times for the quarter ended June 30, 2000 compared to approximately 9.4 times for the fourth quarter of 1999 on an annualized basis.

    Accounts payable increased $21.3 million to $105.3 million at June 30, 2000 from $84.0 million at December 31, 1999 primarily as a result of increases in inventories, growth of the business and timing of payments made.

    Other current liabilities increased $12.9 million to $16.6 million at June 30, 2000 from $3.7 million at December 31, 1999 primarily as a result of accrued liabilities related to the Company's business combination with Proxima ASA, which was completed in June 2000.

    In February 2000, InFocus purchased 28.9 acres of land adjacent to its leased Wilsonville facility for $5.2 million in cash. The Company intends to enter into a sale-leaseback transaction for approximately one third of the property in the third quarter of 2000 and begin construction of a new facility. The remainder of the property will be held for possible development over the next three years.

    The remaining $10.7 million of purchases of property, plant and equipment were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment, including the land purchase, are expected to total approximately $22.6 million in 2000, primarily for new product tooling, engineering equipment, information systems infrastructure and the land purchase mentioned above*.

    As discussed above in Note 6, InFocus is required to purchase the remaining 1,503 outstanding shares of Proxima ASA Common Stock that were not tendered in the exchange offer. InFocus will pay approximately $17.7 million in the third quarter of 2000 for such shares. InFocus anticipates funding the purchase of the Proxima ASA Common Stock with existing cash balances. See Item 3. below.

New Accounting Pronouncement

    In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. InFocus does not expect the adoption of SFAS 137 to have a material impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    None.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the shareholders of the Company was held on April 19, 2000, at which the following actions were taken:

1.
The shareholders elected the four nominees for director to the Board of Directors of the Company. The four directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Peter D. Behrendt	19,742,212	117,032
Michael R. Hallman	19,742,212	117,032
John V. Harker	19,739,612	119,632
Nobuo Mii	19,344,512	514,732
2.
The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 2000.

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
19,820,865	2,758	35,621	—

    The Company also held a special meeting of shareholders on May 31, 2000 at which the following actions were taken:

1.
The shareholders authorized the issuance of up to 15,825,000 shares of InFocus Common Stock to complete the share exchange with Proxima ASA and the transactions contemplated thereby, pursuant to the Business Combination Agreement, dated as of March 5, 2000, by and among InFocus and Proxima ASA.

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
15,891,111	73,690	35,199	4,760,648
2.
The shareholders approved an amendment to the InFocus Corporation Restated Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance from 50,000,000 to 150,000,000 shares.

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
10,633,649	5,347,441	18,910	4,760,648
3.
The shareholders approved an amendment to the Restated Articles of Incorporation to change the Company's name to "InFocus Corporation."

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
20,704,943	37,531	18,174	—
4.
The shareholders approved an amendment to the InFocus Corporation 1998 Stock Incentive Plan to increase the number of shares authorized for issuance from 1,500,000 shares to 4,500,000 shares.

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
9,462,167	6,502,667	35,166	4,760,648

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit Number and Description

27 Financial Data Schedule

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended June 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2000	INFOCUS CORPORATION
	By:	/s/ E. SCOTT HILDEBRANDT E. Scott Hildebrandt Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

INFOCUS CORPORATION FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
INFOCUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES