Form 10-Q
period 2000-09-30
INFOCUS CORP
filed 2000-11-09
CIK 845434

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                to

Commission file number 000-18908

INFOCUS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0932102 (IRS Employer Identification No.)
27700B SW Parkway Avenue, Wilsonville, Oregon (Address of principal executive offices)	97070 (Zip code)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value (Class)	38,466,530 (Outstanding at October 27, 2000)

INFOCUS CORPORATION
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—September 30, 2000 and December 31, 1999	2
	Consolidated Statements of Operations—Three Month and Nine Month Periods Ended September 30, 2000 and 1999	3
	Consolidated Statements of Cash Flows—Nine Months Ended September 30, 2000 and 1999	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	12
Signatures		13

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	September 30, 2000	December 31, 1999
Assets
Current Assets:
Cash and cash equivalents	$64,081	$91,827
Marketable securities	23,609	21,746
Accounts receivable, net of allowances of $18,294 and $13,376	199,015	149,289
Inventories, net	85,627	66,696
Taxes receivable	1,384	—
Deferred income taxes	15,607	13,867
Other current assets	13,804	7,349

Total Current Assets	403,127	350,774
Marketable securities	9,785	6,790
Property and equipment, net of accumulated depreciation of $45,230 and $40,699	24,860	15,488
Deferred income taxes	5,147	5,794
Goodwill, net of accumulated amortization of $4,675 and $3,571	19,153	16,696
Other assets, net	3,068	3,253

Total Assets	$465,140	$398,795

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$—	$701
Accounts payable	104,462	84,019
Payroll and related benefits payable	9,844	8,683
Taxes payable, net	—	3,347
Marketing incentives payable	15,110	11,867
Accrued warranty	9,285	8,739
Other current liabilities	12,814	3,662

Total Current Liabilities	151,515	121,018
Other Long-Term Liabilities	2,032	1,284
Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 38,095,042 and 37,944,118	75,093	71,367
Additional paid-in capital	66,675	74,116
Other comprehensive income (loss):
Foreign currency translation	(12,972)	(6,650)
Unrealized gain on equity securities	3,740	—
Retained earnings	179,057	137,660

Total Shareholders' Equity	311,593	276,493

Total Liabilities and Shareholders' Equity	$465,140	$398,795

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Revenue	$227,351	$176,741	$662,526	$495,466
Cost of sales	166,029	127,258	474,134	366,038

Gross profit	61,322	49,483	188,392	129,428
Operating expenses:
Marketing and sales	21,412	19,603	65,214	54,069
Research and development	8,865	6,631	26,749	19,553
General and administrative	8,369	7,573	25,166	17,958
Merger costs	1,318	—	14,041	—
Goodwill amortization	390	509	1,114	1,521

	40,354	34,316	132,284	93,101

Income from operations	20,968	15,167	56,108	36,327
Other income (expense):
Interest expense	(222)	(254)	(652)	(647)
Interest income	1,524	1,192	4,271	2,685
Other, net	3,015	1,571	3,745	748

	4,317	2,509	7,364	2,786

Income before income taxes	25,285	17,676	63,472	39,113
Provision for income taxes	8,504	6,222	22,075	13,077

Net income	$16,781	$11,454	$41,397	$26,036

Basic net income per share	$0.44	$0.31	$1.08	$0.70

Diluted net income per share	$0.41	$0.29	$1.02	$0.68

Shares used in per share calculations:
Basic	38,266	37,369	38,251	37,278

Diluted	40,780	39,021	40,648	38,507

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net income	$41,397	$26,036
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	9,841	11,957
Stock received related to technology transfer	(2,000)	—
Deferred income taxes	(1,625)	(1,788)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	4,631	501
(Gain) loss on sale of equipment	(62)	16
Other non-cash (income) expense	1,271	(519)
(Increase) decrease in:
Accounts receivable, net	(52,465)	(13,363)
Inventories, net	(20,711)	6,618
Income taxes receivable, net	(4,876)	—
Other current assets	(6,459)	2,700
Increase (decrease) in:
Accounts payable	21,044	(10,084)
Payroll and related benefits payable	1,434	4,726
Income taxes payable, net	—	2,060
Marketing incentives payable, accrued warranty and other current liabilities	13,169	7,819
Other long-term liabilities	(810)	100

Net cash provided by operating activities	3,779	36,779
Cash flows from investing activities:
Purchase of marketable securities	(23,500)	(15,223)
Maturity of marketable securities	24,882	12,338
Payments for purchase of property and equipment	(19,574)	(9,685)
Cash paid for acquisitions	(2,141)	—
Other assets, net	217	(560)

Net cash used in investing activities	(20,116)	(13,130)
Cash flows from financing activities:
Buyout of Proxima shares not tendered	(17,207)	—
Payments on debt	(701)	(14,943)
Proceeds from sale of common stock	6,809	1,810

Net cash used by financing activities	(11,099)	(13,133)
Effect of exchange rate on cash	(310)	(94)

Increase (decrease) in cash and cash equivalents	(27,746)	10,422
Cash and cash equivalents:
Beginning of period	91,827	68,985

End of period	$64,081	$79,407

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands)
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three and nine month periods ended September 30, 2000 and 1999 is unaudited. However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from InFocus Corporation's ("InFocus" or the "Company") (formerly In Focus Systems, Inc.) supplemental consolidated financial statements as filed with Form 8-K on July 7, 2000. The interim consolidated financial statements should be read in conjunction with the supplemental consolidated financial statements and the notes thereto included in InFocus' Form 8-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

	September 30, 2000	December 31, 1999
Raw materials and components	$36,006	$26,542
Work-in-process	1,970	2,691
Finished goods	47,651	37,463

	$85,627	$66,696

Note 3. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	2000			1999
Three Months Ended September 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$16,781	38,266	$0.44	$11,454	37,369	$0.31

Diluted EPS
Effect of dilutive stock options	—	2,514		—	1,652

Income available to Common Shareholders	$16,781	40,780	$0.41	$11,454	39,021	$0.29

	2000			1999
Nine Months Ended September 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$41,397	38,251	$1.08	$26,036	37,278	$0.70

Diluted EPS
Effect of dilutive stock options	—	2,397		—	1,229

Income available to Common Shareholders	$41,397	40,648	$1.02	$26,036	38,507	$0.68

    Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999
Stock options	20	879	420	1,411

Note 4. License Agreement

    In February 2000, InFocus entered into a non-exclusive, perpetual license agreement with Pixelworks, Inc. ("Pixelworks") which allows Pixelworks to utilize certain of the Company's technology in exchange for $2,400 in cash and 157 shares of Pixelworks' Series D Preferred Stock with a value of $2,000 at the time of issuance to the Company. The $2,400 in cash will be received in four quarterly payments of $600 each, with the first three payments received on or about March 31, June 30 and September 30, 2000, respectively. InFocus recorded revenue of $4,400 in the first quarter of 2000 related to this license agreement.

    During the second quarter of 2000, Pixelworks completed its initial public offering in which the Series D Preferred Stock was converted into common stock of Pixelworks. The investment is currently recorded in the accompanying financial statements as available for sale securities in accordance with SFAS 115. The securities are recorded at market value with the unrealized gain on securities included as a separate component of shareholders' equity. In the third quarter of 2000, InFocus sold 50 shares of Pixelworks common stock and, at September 30, 2000, held 107 shares of Pixelworks common stock.

Note 5. Business Combination Agreement

    In March 2000, InFocus announced a business combination agreement with Proxima ASA to exchange all shares of Proxima ASA Common Stock for shares of InFocus Common Stock at a ratio of 0.3615 shares of InFocus Common Stock for each share of Proxima ASA Common Stock. Based on this ratio, InFocus issued 14,649 shares of its Common Stock in June 2000 upon completion of the merger in exchange for approximately 96 percent of Proxima ASA's shares. During the third quarter of 2000, InFocus purchased, for cash, the remaining 1,484 shares of Proxima ASA Common Stock from shareholders who did not tender their shares in the exchange. The total cost to InFocus was $17,207 and it reduced InFocus' shares outstanding by 535 shares. The transaction is accounted for as a pooling of interests and therefore the historical financial statements of InFocus have been restated to include all accounts of Proxima ASA.

    The following is a statement of sales and net income restated to include Proxima results.

	Three Months Ended September 30, 1999	Nine Months Ended September 30, 1999
Sales:
InFocus	$100,372	$280,175
Proxima	76,369	215,291

	$176,741	$495,466

Net income:
InFocus	$7,553	$15,355
Proxima	3,901	10,681

	$11,454	$26,036

Note 6. Reclassifications

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

  •
  future capital expenditures; and

  •
  average selling prices.

    The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

  •
  in regard to revenues, gross margins and earnings, uncertainties associated with market acceptance of and demand for InFocus' products, the impact competitive and economic factors have on business buying decisions and dependence on third party suppliers;

  •
  in regard to product availability and backlog, uncertainties associated with manufacturing capabilities, availability of critical components and dependence on third party suppliers;

  •
  in regard to new product introductions, ability of InFocus to make timely delivery of new platforms, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights;

  •
  in regard to future capital expenditures, uncertainties associated with new product introductions; and

  •
  in regard to average selling prices, fluctuations in component availability and pricing and the introduction of new technologies and products.

Results of Operations

    Revenue increased to $227.4 million in the third quarter of 2000 from $176.7 million in the third quarter of 1999, and to $662.5 million for the nine months ended September 30, 2000 from $495.5 million for the comparable period of 1999. The increase in revenue is primarily attributable to record unit sales, with a 53 percent increase in units sold in the first nine months of 2000 compared to the first nine months of 1999. The increase in units sold primarily resulted from strong growth in the microportable segment and new product introductions. The microportable and ultraportable segment represented 80 percent and 79 percent, respectively, of total product revenue in the three and nine months ended September 30, 2000.

    Also included in revenue in the first quarter of 2000 is $4.4 million related to a license agreement with Pixelworks, Inc. ("Pixelworks"). In February 2000, the Company entered into a non-exclusive, perpetual license agreement with Pixelworks which allows Pixelworks to utilize certain of the Company's technology in exchange for $2.4 million in cash and 156,863 shares of Pixelworks' Series D

Preferred Stock with a value of $2.0 million at the time of issuance to the Company. The $2.4 million in cash will be received in four quarterly payments of $600,000 each, with the first three payments received on or about March 31, June 30 and September 30, 2000, respectively.

    During the second quarter of 2000, Pixelworks completed its initial public offering in which the Series D Preferred Stock was converted into common stock of Pixelworks. The investment is currently recorded in the accompanying financial statements as available for sale securities in accordance with SFAS 115. The securities are recorded at market value with the unrealized gain on securities included as a separate component of shareholders' equity. In the third quarter of 2000, InFocus sold 50,000 shares of Pixelworks common stock and, at September 30, 2000, held 107,000 shares of Pixelworks common stock.

    The following products were introduced or began shipping in the third quarter of 2000:

  •
  InFocus' LP340 and LP350 offer conference room features in a portable package at 3kg or 6.71bs. They have 1300 lumens with SVGA and XGA resolution, respectively. Both have a zoom lens, remote control, digital and analog connectors, HDTV compatibility and audio.

  •
  Proxima's DS2 and DX2 are SVGA and XGA projectors, respectively. Both have digital keystone, power zoom and DVI connectors. They have 800 lumens and 1,000 lumens, respectively, and weigh 2.2kg or 51bs. Both have video module and cable television connection.

  •
  ASK's C90 has XGA resolution, 1,100 lumens, zoom and digital keystone correction, multiple computer connections and digital and analog video input. The C90 weighs 3.4kg or 7.51bs.

  •
  Proxima's DP6150 and ASK's C100 have 1,400 lumens and XGA resolution. They weigh 3.4kg or 7.51bs and offer zoom, 3 computer inputs, S-video.

  •
  Proxima's DP6850+ offers XGA resolution with 1,800 lumens. It weighs 5.9kg or 13.21bs, yet has full conference room connectivity with 2 computer inputs, 2 audio inputs, 1 video input and motorized zoom and focus. This projector also offers multiple lens options.

  •
  InFocus' LP920 is a fixed installation projector with 2,200 lumens and XGA resolution. Full connectivity includes 4 computer inputs, 2 video inputs and one audio input. It has four lens options and is HDTV compatible with exceptional video quality.

    During the first three quarters of 2000, sales in the United States represented 62 percent of total revenue, compared to 60 percent in the first three quarters of 1999.

    At September 30, 2000, the Company had backlog of approximately $32.0 million, compared to approximately $102.3 million at September 30, 1999 and $80.4 million at December 31, 1999. InFocus' backlog is at more historical levels due to the availability of certain components that were constrained during most of 1999. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2000.* However, should InFocus not receive components as forecasted, some of the backlog orders at September 30, 2000 may be canceled and therefore not result in revenue for InFocus. There is minimal seasonal influence relating to InFocus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

    InFocus achieved gross margins of 28.4 percent in the first nine months of 2000, with 27.0 percent achieved in the third quarter of 2000, compared to 26.1 percent in the first nine months of 1999, with 28.0 percent in the third quarter of 1999. Gross margins for the nine months ended September 30, 2000, excluding license fee revenue, were 28.0 percent. The increase in the gross margin percentage in the nine months ended September 30, 2000 was primarily a result of a shift in product mix. The gross margin percentage decreased in the third quarter of 2000 compared to the second quarter of 2000 due to average selling price reductions of approximately 5 percent and start-up costs related to our DLP manufacturing capability in Norway, partially offset by material cost reductions and mix changes related to new product introductions.

    Marketing and sales expense was $21.4 million and $65.2 million, respectively (9.4 percent and 9.8 percent of revenue, respectively) for the three month and nine month periods ended September 30, 2000 compared to $19.6 million and $54.1 million, respectively (11.1 percent and 10.9 percent of revenue, respectively) for the comparable periods of 1999. The increase in dollars spent is primarily a result of growth of the Company. The decrease as a percent of revenue is primarily a result of efficiencies gained with a higher revenue base.

    Research and development expense was $8.9 million and $26.7 million, respectively (3.9 percent and 4.0 percent of revenue, respectively) for the three month and nine month periods ended September 30, 2000 compared to $6.6 million and $19.6 million, respectively (3.8 percent and 3.9 percent of revenue, respectively) for the comparable periods of 1999. The Company continues to invest in research and development at a consistent rate as a percent of revenue, based on its targeted business model.

    General and administrative expense was $8.4 million and $25.2 million, respectively (3.7 percent and 3.8 percent of revenue, respectively) for the three month and nine month periods ended September 30, 2000 compared to $7.6 million and $18.0 million, respectively (4.3 percent and 3.6 percent of revenue, respectively) for the comparable periods of 1999. The increase is primarily a result of growth of the Company and increases in accounts receivable reserves.

    Merger related costs of $14.0 million in the first nine months of 2000 include primarily investment banking and merger advisory fees directly related to the Company's business combination with Proxima ASA, which was completed in June 2000.

    Income from operations increased to $21.0 million and $56.1 million, respectively, (9.2 percent and 8.5 percent of revenue, respectively) for the three month and nine month periods ended September 30, 2000 compared to income from operations of $15.2 million and $36.3 million (8.6 percent and 7.3 percent of revenue, respectively) for the comparable periods of 1999, as a result of increased revenues and gross margins and decreased operating expenses as a percent of revenue, offset by merger related costs in the second and third quarters of 2000 as indicated above.

    Without merger related costs, income from operations would have been $22.3 million and $70.1 million, respectively (9.8 percent and 10.6 percent of revenue, respectively) for the three and nine month periods ended September 30, 2000.

    Income taxes through September 30, 2000 are based on an estimated rate of 34.8 percent, which increased from 33.4 percent in the first nine months of 1999. The increase is primarily a result of the non-deductibility of certain merger related expenses for U.S. tax purposes. The tax rate, excluding merger related expenses, was 32.7 percent for the nine months ended September 30, 2000.

Liquidity and Capital Resources

    At September 30, 2000 working capital was $251.6 million, including $64.1 million of cash and cash equivalents and $23.6 million of short term marketable securities. In the first nine months of 2000, working capital increased by $21.9 million and the current ratio decreased to 2.7:1 at September 30, 2000 from 2.9:1 at December 31, 1999.

    Cash and cash equivalents decreased $27.7 million in the nine months ended September 30, 2000 primarily due to $17.2 million used for the purchase of Proxima shares that were not tendered in the Proxima share exchange, $19.6 million used for the purchase of property and equipment and $2.1 million used for the acquisition of two European distributors, offset by cash provided by operations of $3.8 million, the net maturity of $1.4 million of marketable securities and $6.8 million provided by the exercise of stock options.

    Accounts receivable increased $49.7 million to $199.0 million at September 30, 2000 compared to $149.3 million at December 31, 1999. Days sales outstanding increased to 79 days at September 30, 2000 compared to 70 days at December 31, 1999. The increase in accounts receivable and days sales outstanding at September 30, 2000 is primarily a result of significant shipments of the newly released LP340 and LP350 micro-portable products late in the quarter. At September 30, 2000, approximately 88 percent of InFocus' accounts receivable were current or 30 days or less past due.

    Inventories increased $18.9 million to $85.6 million at September 30, 2000 compared to $66.7 million at December 31, 1999. The increase in inventories was primarily a result of the establishment of a European logistics and distribution center and the start-up of DLP manufacturing in Norway. Annualized inventory turns were approximately 7.7 times for the quarter ended September 30, 2000 compared to approximately 8.8 times for the fourth quarter of 1999 on an annualized basis.

    Accounts payable increased $20.4 million to $104.5 million at September 30, 2000 from $84.0 million at December 31, 1999 primarily as a result of increases in inventories.

    Other current liabilities increased $9.2 million to $12.8 million at September 30, 2000 from $3.7 million at December 31, 1999 primarily as a result of accrued liabilities related to the Company's business combination with Proxima ASA, which was completed in June 2000.

    In February 2000, InFocus purchased 26.8 acres of land adjacent to its leased Wilsonville facility for $5.2 million in cash.

    The remaining $14.4 million of purchases of property, plant and equipment were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment, including the $5.2 million land purchase, are expected to total approximately $24.0 million in 2000, primarily for new product tooling, engineering equipment, manufacturing equipment, information systems infrastructure and the land purchase mentioned above*.

New Accounting Pronouncements

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. InFocus does not expect the adoption of these pronouncements to have a material impact on its financial position or results of operations.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. InFocus does not expect that SAB 101 will have a significant impact on its financial condition or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    None.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit Number and Description

27 Financial Data Schedule

(b) Reports on Form 8-K

    One report on Form 8-K was filed on July 7, 2000 under Items 2, 5 and 7 regarding the Company's business combination with Proxima ASA, which occurred on June 23, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INFOCUS CORPORATION
Date: November 6, 2000	By:	/s/ E. SCOTT HILDEBRANDT E. Scott Hildebrandt Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)

QuickLinks

INFOCUS CORPORATION FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
INFOCUS CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
INFOCUS CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share amounts)
INFOCUS CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
INFOCUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands) (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES