Form 10-K
period 2000-12-31
INFOCUS CORP
filed 2001-03-19
CIK 845434

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2000

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. / /

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $773,242,661 as of February 28, 2001 based upon the last sales price as reported by the Nasdaq National Market System.

    The number of shares outstanding of the Registrant's Common Stock as of February 28, 2001 was 38,807,799 shares.

Documents Incorporated by Reference

     The Registrant has incorporated into Part III of Form 10-K by reference portions of its Proxy Statement for its 2001 Annual Meeting of Shareholders.

INFOCUS CORPORATION
2000 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

Forward Looking Statements

    Statements in this Form 10-K which InFocus Corporation ("InFocus") considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-K which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. InFocus, from time to time, may make forward-looking statements relating to the following:

  •
  anticipated revenues, earnings and gross margins;

  •
  anticipated growth in revenues and earnings;

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

  •
  in regard to new product introductions, the ability of InFocus to make timely delivery of new platforms, uncertainties associated with the development of technology and the establishment of full manufacturing capabilities, dependence on third party suppliers and intellectual property rights;

  •
  in regard to future capital expenditures, uncertainties associated with new product introductions; and

  •
  in regard to average selling prices, fluctuations in component availability and pricing and the introduction of new technologies and products.

Introduction

    InFocus Corporation (formerly In Focus Systems, Inc.) (an Oregon corporation) was founded in October 1986 to develop, manufacture and market innovative projection products. The Company's products utilize LCD and Digital Light Processing™ ("DLP") technologies to present output from personal computers and other electronic devices. References within this document to the "Company" or to "InFocus" are to InFocus Corporation and its consolidated subsidiaries. All share and per share amounts in this Form 10-K have been adjusted for a two for one stock split effective February 10, 1998.

Products

    The Company develops, manufactures and markets data/video projection products and services to present video, audio, graphics and data from personal computers, workstations, VCRs and laser disc players. The Company's products are used in business, education and government markets for training sessions, meetings, sales presentations, technical seminars, group collaboration and other applications involving the sharing of computer-generated and/or video information with an audience. The Company's products are compatible with all major personal computers and most video sources used in business and education. A key characteristic of the Company's products is resolution. Resolution is defined by using standard industry terms SVGA, XGA and SXGA, which are terms that define the number of pixels in a display. An SVGA display has 480,000 pixels (800X600), an XGA has 786,432 pixels (1,024X768), an SXGA has 1,310,720 pixels (1,280X1,024) and a UXGA has 1,920,000 pixels (1,600X1,200).

Projection Systems

    The Company has established product platforms intended to meet the diverse projection requirements of its audience. These are Microportable Projectors, Conference Room Projectors and Fixed/Auditorium Projectors. Microportable Projectors are intended for the mobile presenter who places a premium on reduced size and weight in projection solutions. Conference Room Projectors are intended for conference room environments that require both mobility and a superior image. Fixed/Auditorium Projectors are intended for large venues and auditorium environments that require fixed high and bright solutions where optimal connectivity alternatives are available.

Microportable Projectors:

    LP130 The InFocus LP130 is the ultimate digital mobile projector at 31bs. with 1100 lumens, fully loaded, XGA resolution, a zoom lens and data/video connectivity standard.

    LP335 The InFocus LP335 is a micro-portable projector, which weighs 4.81bs., has XGA resolution, 1,000 lumens, digital connectivity, InFocus Home Theater Quality Video and HDTV compatibility.

    DX3 and ASK M5 The Proxima DX3 and the ASK M5 are both very quiet, 51b. micro-portable projectors with XGA resolution, 1,100 lumens, zoom lenses and remote controls.

    DX2 and DS2 The Proxima DX2 (our first 0.7" DLP XGA product) and the DS2 (SVGA) are 51b. DLP, micro-portable projectors, which offer a combination of portability and affordability.

    LP340 and LP350 The InFocus LP340 and LP350 are DLP, micro-portable projectors that provide excellent image quality, 1,300 lumens, digital connectivity, InFocus Home Theater Quality video and HDTV compatibility.

    M3 and UltraLight 350 ASK's M3 and Proxima's UltraLight 350 have 1100 lumens, weigh 3.51bs, or 1.5kg and are fully digital with XGA resolution. The M3 and UltraLight 350 are also very quiet, at 32 db., and have video module ports, which replicate DVI/I and USB, in addition to supporting RCA, S-video, and a one-watt stereo speaker.

    UltraLight S520 Proxima's UltraLight S520 has 800 lumens, SVGA resolution and weighs 5.01bs., or 2.3kg. It has an extra short throw lens to display big images in small rooms and an integrated video component for connectivity to a DVD player or VCR.

    LP260 InFocus' LP260 has 700 lumens, true SVGA resolution, weighs 5.511bs., or 2.5kg, with polysilicon LCDs.

Conference Room Projectors:

    DP6850+ Proxima's DP6850+ offers XGA resolution with 1,800 lumens. It weighs 5.9kg, or 13.21bs, with full conference room connectivity including 2 computer inputs, 2 audio inputs, 1 video input and motorized zoom and focus. This projector also offers multiple lens options.

    Impression A8+ ASK's A8+ has 1500 lumens, 350:1 contrast ratio, SVGA resolution and weighs 10.81bs., or 4.9 kg. The A8+ has USB, a MS Serial mouse and IBM PS/2 and MAC ADB compatibility.

    Impression A9+ ASK's A9+ has 1600 lumens, 350:1 contrast ratio, XGA resolution and weighs 10.81bs., or 4.9 kg. The A9+ has USB, a MS Serial mouse and IBM PS/2 and MAC ADB compatibility.

    Impression A10+ ASK's A10+ has 1800 lumens, 350:1 contrast ratio, XGA resolution and weighs 10.81bs., or 4.9 kg. The A10+ has USB, a MS Serial mouse and IBM PS/2 and MAC ADB compatibility.

    DP9240 Proxima's DP9240 has 1600 lumens, XGA resolution with a Fit-to-View display of VGA through SXGA. The DP9240 also has a motorized zoom lens with optional long and short throw zoom lens, digital keystone correction and is HDTV-ready for compatibility with the latest standards and weighs 15.21bs., or 6.9kg.

    DP9260 Proxima's DP9260 has 2200 lumens, XGA resolution with a Fit-to-View display of VGA through SXGA. The DP9260 also has a motorized zoom lens with optional long and short throw zoom lens, digital keystone correction and is HDTV-ready for compatibility with the latest standards and weighs 15.21bs., or 6.9kg.

    DP9260+—Proxima's DP9260+ has 2500 lumens, XGA resolution with a Fit-to-View display of VGA through SXGA. The DP9260+ has a motorized zoom lens with optional long and short throw zoom lens, digital keystone correction and is HDTV-ready for compatibility with the latest standards and weighs 15.21bs., or 6.9kg.

    C90 ASK's C90 has XGA resolution, 1,100 lumens, zoom and digital keystone correction, multiple computer connections and digital and analog video input. The C90 weighs 7.51bs, or 3.4kg.

    C1 Compact ASK's C1 has 700 lumens, manual zoom and focus, S-video and composite video. The C1 weighs 8.11bs, or 3.7kg, provides superior color saturation and uniform brightness.

    C2 Compact ASK's C2 has 800 lumens, SVGA resolution and distortion free scaling from 1152 × 870 × 640 × 480 and video resolutions. The C2 has USB, MS Serial mouse and IBM PS/2 and MAC ADB compatibility for automatic mouse set-up.

    C6 Compact ASK's C6 has 900 lumens and XGA resolution in true color. The C6 weighs 8.11bs, or 3.7 kg, with the capability to connect a computer source and two video sources simultaneously.

    UltraLight LX Proxima's UltraLight LX is 800 lumens, has true XGA resolution and plug-and-play compatibility with all popular laptop and PC systems. It also has a motorized l.3:1 zoom and focus and weighs 8.41bs., or 3.8kg.

    UltraLight LS2 Proxima's UltraLight LS2 has 1200 lumens, SVGA resolution with XGA to VGA compatibility that supports full-screen images from any computer. The UltraLilght LS2 has digital keystone correction a motorized 1.3:1 zoom and focus and a RS-232 control for easy integration with AMX/Panja TM and Creston TM control systems.

    DP6150 and C100 Proxima's DP6150 and ASK's C100 have 1,400 lumens and XGA resolution. They weigh 7.51bs., or 3.4kg, with zoom lenses, 3 computer inputs and S-video.

Fixed/Auditorium Projectors:

    LP920 InFocus' LP920 is a fixed installation projector with 2,200 lumens, XGA resolution, full connectivity, which includes 4 computer inputs, 2 video inputs and one audio input, four lens options and is HDTV compatible with exceptional video quality.

    DP9280 Proxima's DP9280 has 3000 lumens, XGA resolution and optional lenses, which offer flexibility for installation in small and large venues. The DP9280 has power lens shift systems with Digital Keystone Correction for hassle-free vertical image adjustment and weighs 20.31bs., or 9.2 kg.

    Pro AV 9320 Proxima's Pro AV 9320 has 3000 lumens, native XGA resolution with Fit to View display of VGA through UXGA, RS-232 control for easy integration with AMX/Panja and Crestron controls systems, including compatibility with Crestron e-control and weighs 39.21bs., or 17.8kg.

    Pro AV 9400+ Proxima's Pro AV 9400+ has 3300 lumens, native SXGA resolution with Fit to View, integrated digital scaling and line doubling for superb video quality with a wide selection of lenses for installation flexibility with Crestron e-control and weighs 39.21bs., or 17.8kg.

    Pro AV 9350 Proxima's Pro AV 9350 has 5000 lumens, XGA resolution, horizontal and vertical lens shift for flexible installation and positioning, six optional lenses, 700:1 contrast ratio, V-Scan video processing for superior video performance, component video input for DVD, HDTV compatibility and weighs 78.41bs., or 35.5kg.

    LP925 InFocus' LP925 has 2400 lumens, true XGA resolution, capability to resize VGA and SVGA, SXGA compression, PC and Macintosh compatibility, a 1.32 inch polysilicon TFT LCD and weighs 25.51bs., or 11.5kg. The LP925 has built-in digital/analog connectivity, an onboard key panel, LaserPro Remote and RS-232.

    LP930 InFocus' LP930 has 3200 lumens, true XGA resolution, capability to resize VGA and SVGA, SXGA compression, PC and Macintosh compatibility, a 1.32 inch polysilicon TFT LCD and weighs 25.51bs., or 11.5kg. The LP930 has built-in digital/analog connectivity, an onboard key panel, LaserPro Remote and RS-232.

Projector Networking Software:

    LightPort This revolutionary new software makes it easy to share and make presentations, using the power of the web. LightPort links an InFocus projector to the enterprise network, allowing the presenter to get more out of his projector investment. Network administrators are able to control the projector settings, automatically turn the projector on or off, saving valuable lamp life, and monitor vital status and usage information, all from a remote PC.

Product and Technology Development

    InFocus maintained its investment level in research and development in 2000 in order to enhance existing products as well as create new, differentiated products in the market place. InFocus plans to continue to invest in research and development at a consistent rate as a percent of revenue, based on its targeted business model.

    The Company expended approximately $34,841,000, $27,077,000 and $24,782,000 on research and development activities for the years ended December 31, 2000, 1999 and 1998, respectively. See Note 1 of Notes to Consolidated Financial Statements contained in Item 14.

Marketing and Distribution

    InFocus has devoted significant resources to develop and support a well-trained reseller network with the ability to demonstrate and sell the Company's products to a wide range of end-users worldwide. In the U.S., InFocus offers its products to approximately 30 authorized professional audiovisual dealers and direct resellers. In addition, InFocus sells its InFocus and Proxima brand products through wholesale distributors including Ingram Micro, Tech Data, D&H, Electrograph, ICG, Stampede, Merisel and Wynit, which in turn sell to approximately 3,000 PC resellers, online providers, catalogs and government resellers.

    Outside the U.S., InFocus sells its products to approximately 130 international business partners in more than 87 countries. These distributors sell the Company's products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. For the year ended December 31, 2000, sales outside of the U.S. represented approximately 39 percent of the Company's revenue. Sales subsidiaries, located in Singapore, Germany, Sweden and The Netherlands, work with international distributors and local direct dealers to sell and support the Company's products.

    The Company has private label OEM arrangements with IBM, Toshiba, Boxlight Corporation, Geha, Siemens, Yokogawa, Triumph Adler and PictureTel, which resell the Company's projectors under their own labels.

    Additionally, InFocus sells its products and services directly to large multinational organizations including Accenture (formerly Andersen Consulting), Hewlett Packard, IBM, Intel, J.D. Edwards, Microsoft, Motorola, Oracle, People Soft, Pfizer and PricewaterhouseCoopers via its WorldView Global Accounts Program. WorldView companies work with InFocus teams to identify their presentation technology needs company-wide, then consolidate their purchase and support requirements across geographic boundaries. Sales of projectors and services are fulfilled either directly by InFocus or through a local authorized business partner.

Service

    InFocus Corporation customer service includes: call center and internet customer support, factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, training, service engineering and technical publications. The Service organization has facilities in Wilsonville, Oregon, San Diego, California, Singapore, The Netherlands and Norway. Factory repair is performed at all corporate service locations. In addition, personnel in approximately 250 Authorized Service Centers worldwide are trained by the Company to provide product repair, technical support, and training to their resellers and end-user customers. Customers have access via telephone and email in the United States, Europe and Asia or the worldwide web to technical specialists who answer application and hardware questions. All current products are covered by at least a two-year warranty for parts and labor from the date of purchase with extended service agreements also available for purchase.

Manufacturing and Supply

    The principal components of the Company's products are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, lenses, plastic housing parts and electronic sub-assemblies. The Company procures and tests parts manufactured to the Company's specifications and also designs and delivers certain electronic components to local sub-contractors for sub-assembly. Specifically, the DMD imaging engines are produced in house, requiring the design, specification and handling of precision optics. Most of these DMD Engines are produced in the Company's class 10,000 clean room. The Company then manufactures the final product, which includes precise alignment of optical elements and 100 percent image quality testing.

    The Company offers products utilizing several types of display devices and generally attempts to procure components from multiple sources. Certain components, however, including certain LCDs, DMDs and light sources are purchased from single or limited sources. The key components in projection systems are the display devices, imaging engines and light sources manufactured to the

Company's specifications by major Japanese, European, and American manufacturers of products for the electronics industry. The Company believes that it could obtain most LCDs manufactured to its specifications from alternate sources within three-to-six months at a comparable price to existing suppliers. The Company does not have an alternate source for the DMDs, which are currently used in some of the Company's products.

Customers

    The Company sells its products to a large number of customers worldwide. One customer accounted for 21.9 percent of revenue in the year ended December 31, 2000 and accounted for 18.5 percent of the accounts receivable balance at December 31, 2000. One customer accounted for 13.4 percent of revenue in the year ended December 31, 1999 and 10.4 percent of revenue in the year ended December 31, 1998.

Backlog

    InFocus had backlog of approximately $36.3 million at December 31, 2000, compared to approximately $80.4 million at December 31, 1999. InFocus' backlog at December 31, 2000 was at more historical levels due to the availability of certain components that were constrained during most of 1999. Certain illumination components were constrained during the fourth quarter of 2000, which increased backlog at December 31, 2000 over what it would have otherwise been. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2001.* However, should InFocus not receive components as forecasted, some of the backlog orders at December 31, 2000 may be canceled and therefore not result in revenue for InFocus. There is minimal seasonal influence relating to InFocus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

Competition

    The Company believes its ability to compete in the projection display market depends on certain key product characteristics including ease-of-use, resolution, brightness, image quality, portability and price. In addition, the Company believes that its leadership in developing technologies and its focused effort on development activities give it a competitive advantage.

    The Company faces competition primarily from 30 to 40 manufacturers, 6 of which, including the Company, make up over 65 percent of the products sold in the industry. The Company expects continued competition as new technologies, applications and products are introduced. Principal current competitors include Epson, NEC, Sanyo, Sharp and Sony.

Patents, Trademarks and Licenses

    The Company has been issued more than 90 United States patents and numerous corresponding foreign patents covering various novel aspects of its display systems. In addition, numerous applications for United States patents are pending on inventions that enable the Company's display systems to be lighter, brighter, and more compact, and to operate with better contrast, more efficient optical paths, and increased ease of use features. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

    The Company attempts to protect its proprietary information through agreements with customers and suppliers. The Company requires its employees, consultants and advisors to execute confidentiality agreements on the commencement of employment with or service to the Company. While the Company has enhanced its ability to compete by aggressively protecting its intellectual property, it believes the rapid pace of technological change in the industry will mean that the Company's ability to develop new technologies and distribute new products on a timely basis will be of equal importance in maintaining its competitive position.

    The Company licenses certain of its patents through Motif, Inc., the Company's 50/50 joint venture with Motorola, Inc. Motif has executed numerous licenses for its technology, with additional licenses under negotiation.

    The Company has also licensed Texas Instruments Incorporated under certain patents involving the Company's "auto-sync" electronics.

    InFocus holds United States registered trademarks for "InFocus," "Proxima,""LitePro," "Cyclops," "Fit-To-View," "Instant Access Rental Program," "Data Display," "Epresenter," and "Presentation Plus". In addition, InFocus has additional trademark registrations registered or pending in the United States and either holds or has registrations pending for its most important trademarks in over 40 foreign countries.

Employees

    As of December 31, 2000, InFocus had 1,235 employees, including 134 temporary personnel engaged through the services of an employment agency. InFocus believes its relations with its employees are good.

Item 2. Properties

    InFocus leases its Wilsonville, Oregon facility and certain improvements under a non-cancelable operating lease, which expires in December 2003 as to approximately 150,000 square feet and December 2001 as to approximately 30,000 square feet. In August 2000, the Company entered into an operating lease for additional space in Oregon that will be utilized beginning November 1, 2001. This lease expires October 31, 2011. The Company also leases space in Norway and California under leases expiring on June 30, 2002, March 31, 2004 and April 30, 2009.

    In February 2000, InFocus purchased 26.8 acres of land adjacent to its leased Wilsonville facility. An additional facility is currently being constructed on one third of the property, which will be leased beginning November 2001 as discussed above. The remaining property will be held for possible future development.

Item 3. Legal Proceedings

    As of February 28, 2001, there were no material, pending legal proceedings to which the Company or its subsidiaries are a party. From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of InFocus' shareholders during the quarter ended December 31, 2000.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

    InFocus' Common Stock trades on The Nasdaq National Market System under the symbol INFS. In addition, the Company has a secondary listing on the Oslo, Norway exchange under the symbol IFC. The high and low sales prices on the Nasdaq National Market System for the two years in the period ended December 31, 2000 were as follows:

1999	High	Low
Quarter 1	$11.25	$6.38
Quarter 2	15.00	8.50
Quarter 3	19.63	13.69
Quarter 4	25.13	17.88
2000	High	Low
Quarter 1	$37.00	$20.31
Quarter 2	41.38	23.50
Quarter 3	56.13	29.25
Quarter 4	60.25	13.19

    The approximate number of beneficial shareholders and shareholders of record at February 28, 2001 was 11,200 and 220, respectively.

    There were no cash dividends declared or paid in 2000 or 1999. The Company does not anticipate declaring cash dividends in the foreseeable future.

    In connection with the Business Combination Agreement between InFocus Corporation and Proxima ASA, on June 23, 2000 the Company issued 14,649 shares of its common stock in exchange for shares of Proxima ASA. These shares were issued in reliance on the exemption from registration provided by Rule 802 as adopted by the U.S. Securities and Exchange Commission ("SEC") under the Securities Act of 1933, as amended (the "Act"). This exemption was available because the business combination involved an exchange offer for the securities of a foreign private issuer (Proxima ASA) and not more than 10% of the outstanding securities of Proxima ASA were held by U.S. holders, as such term is defined in Rule 800, as adopted by the SEC under the Act.

Item 6.  Selected Financial Data

IN THOUSANDS (except per share amounts)	2000	1999	1998	1997	1996
Statement of Operations Data
Revenue	$886,650	$688,519	$515,412	$401,333	$308,763
Cost of product sales	642,067	497,775	398,591	285,231	213,875

Gross profit	244,583	190,744	116,821	116,102	94,888
Operating expenses:
Marketing and sales	87,380	74,714	60,644	37,296	34,619
Research and development	34,841	27,077	24,782	20,461	21,096
General and administrative	34,816	26,356	15,738	17,040	12,598
Merger costs	15,002	—	—	—	—
Goodwill amortization	1,507	2,121	1,450	—	—

Income from operations	71,037	60,476	14,207	41,305	26,575
Other income (loss)	8,781	4,173	(2,112)	3,014	2,032

Income before income taxes	79,818	64,649	12,095	44,319	28,607
Provision for income taxes	27,892	21,145	5,476	13,547	9,082

Net income	$51,926	$43,504	$6,619	$30,772	$19,525

Basic net income per share	$1.35	$1.16	$0.18	$0.88	$0.56

Diluted net income per share	$1.28	$1.12	$0.18	$0.87	$0.55

Diluted net income per share before merger related costs	$1.58	$1.12	$0.18	$0.87	$0.55

Balance Sheet Data
Working capital	$270,755	$229,756	$176,655	$149,789	$111,892
Total assets	480,549	398,795	335,380	247,735	168,402
Long-term debt, less current portion	762	31	729	14	738
Shareholders' equity	334,117	276,493	225,798	174,103	129,746

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2000 Compared to 1999

    Total revenue increased to $886.7 million in 2000 from $688.5 million in 1999. The increase in revenue is primarily attributable to record unit sales, with a 47.5 percent increase in units sold in the 2000 compared to 1999. The increase in units sold primarily resulted from strong growth in the microportable segment and new product introductions. The microportable and ultraportable product segment, which includes all products under 111bs., represented 79.2 percent and 78.9 percent, respectively, of total product revenue in the three month and year to date periods ended December 31, 2000. Revenues in the fourth quarter of 2000 were negatively affected in the U.S. as weakening economic conditions impacted corporate capital spending. In addition, certain illumination components for some of the Company's newer products were supply constrained during the fourth quarter of 2000. InFocus expects the illumination components to continue to be constrained during the first quarter of 2001, but expects to see improvement in the second quarter of 2001 and beyond.*

    Also included in revenue in the first quarter of 2000 is $4.4 million related to a license agreement with Pixelworks, Inc. ("Pixelworks"). In February 2000, the Company entered into a non-exclusive, perpetual license agreement with Pixelworks, which allows Pixelworks to utilize certain of the Company's technology in exchange for $2.4 million in cash and 156,863 shares of Pixelworks' Series D Preferred Stock with a value of $2.0 million at the time of issuance to the Company. The $2.4 million in cash was received in four quarterly payments of $600,000 each, which were received on or about March 31, June 30, September 30, and December 31, 2000, respectively.

    During the second quarter of 2000, Pixelworks completed its initial public offering, in which the Series D Preferred Stock was converted into common stock of Pixelworks. The investment is currently recorded in the accompanying financial statements as available for sale securities in accordance with SFAS 115. The securities are recorded at market value with the unrealized gain on securities included as a separate component of shareholders' equity. In the third quarter of 2000, InFocus sold 50,000 shares of Pixelworks common stock and, at December 31, 2000, held 106,863 shares of Pixelworks common stock.

    During 2000, sales in the United States represented 61 percent of total revenue, compared to 63 percent in 1999.

    InFocus had backlog of approximately $36.3 million at December 31, 2000, compared to approximately $80.4 million at December 31, 1999. InFocus' backlog at December 31, 2000 was at more historical levels due to the availability of certain components that were constrained during most of 1999. Certain illumination components were constrained during the fourth quarter of 2000, which increased backlog at December 31, 2000 over what it would have otherwise been. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2001.* However, should InFocus not receive components as forecasted, some of the backlog orders at December 31, 2000 may be canceled and therefore not result in revenue for InFocus. There is minimal seasonal influence relating to InFocus' order backlog. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

    Gross profit, as a percentage of revenue, was relatively flat at 27.6 percent in 2000 compared to 27.7 percent in 1999. The Company achieved gross margins of 25.1 percent in the fourth quarter of 2000. The lower gross margin achieved in the fourth quarter of 2000 compared to the year to date 2000 average is due to volume shortfalls negatively affecting the absorption of manufacturing costs. The volume shortfalls resulted from the change in economic conditions and component supply constraints discussed above. Gross margin was also negatively affected in the second half of 2000 due to start-up costs related to our Digital Light Processing™ ("DLP") manufacturing capability in Norway. Gross margins in 1999 were positively affected by supply constraints on DLP components that resulted in higher average selling prices than anticipated.

    Marketing and sales expense increased to $87.4 million (9.9 percent of revenue) in 2000 from $74.7 million (10.9 percent of revenue) in 1999. The increase in dollars spent is primarily a result of revenue growth and related channel programs. The decrease as a percent of revenue is primarily a result of efficiencies gained with a higher revenue base.

    Research and development expense increased to $34.8 million (3.9 percent of revenue) in 2000 from $27.1 million (3.9 percent of revenue) in 1999. The Company continues to invest in research and development at a consistent rate as a percent of revenue, based on its targeted business model. During 2000, the Company focused its research and development efforts on the high growth microportable segment.

    General and administrative expense increased to $34.8 million (3.9 percent of revenue) in 2000 from $26.4 million (3.8 percent of revenue) in 1999. The increase is primarily a result of growth of the Company and increases in accounts receivable reserves.

    Merger related costs of $15.0 million in 2000 include primarily investment banking fees, merger advisory fees and integration costs directly related to the Company's business combination with Proxima ASA, which was completed in June 2000.

    The Company has identified some redundancies and consolidation opportunities in distribution, logistics and service operations, as well as opportunities to better balance manufacturing capacity loading in the U.S. and Norway. The Company plans to take a one-time merger related pre-tax charge in the first half of fiscal 2001 of approximately $8.0 million to $12.0 million related to implementing strategies to address these opportunities.*

    Goodwill amortization decreased to $1.5 million (0.2 percent of revenue) in 2000, compared to $2.1 million (0.3 percent of revenue) in 1999 due to a decrease in goodwill balances as a result of a reclassification of $10.2 million from goodwill to deferred tax assets in 1999, offset in part by increases in goodwill related to acquisitions made in 2000.

    Income from operations increased to $71.0 million (8.0 percent of revenue) in 2000 compared to $60.5 million (8.8 percent of revenue) in 1999. The increase was primarily a result of increased revenues and decreased operating expenses as a percent of revenue, offset by merger related costs in 2000 as indicated above.

    Without merger related costs, income from operations would have been $86.0 million (9.7 percent of revenue) for the year ended December 31, 2000.

    Other income of $4.1 million in 2000 includes a $1.6 million gain on the sale of equity securities.

    Income taxes for the year ended December 31, 2000 were recorded at an effective rate of 34.9 percent, which increased from 32.7 percent in 1999. The increase is primarily a result of the non-deductibility of certain merger related expenses for U.S. tax purposes. The tax rate, excluding merger related expenses, was 32.4 percent in 2000.

    The Company believes that the impact of inflation was minimal in 2000 and 1999.

1999 Compared to 1998

    Total revenue increased to $688.5 million in 1999 from $515.4 million in 1998. The increase in total revenue was primarily attributable to record unit sales, with a 42 percent increase in units sold in 1999 compared to 1998. Demand was particularly strong for ultraportable personal projectors, the first of which was introduced by the Company during the first quarter of 1999. The ultraportable segment represented approximately 56 percent of units sold in 1999. Due to strong demand and a limited supply of Digital Micromirror Devices ("DMDs") (a component of Texas Instruments' DLP technology, which is used in the ultraportable products), pricing on the ultraportable products remained relatively stable during 1999 while pricing on the conference room and fixed installation projectors experienced historical industry pricing declines of approximately 3 to 5 percent per quarter. Supply constraints of SVGA DMDs eased during the fourth quarter of 1999.

    During 1999, sales in the United States represented 63 percent of total revenue, compared to 57 percent in 1998.

    During the third quarter of 1999, InFocus began shipping its latest XGA ultraportable projector, the LP330, which utilizes DLP technology, weighs 4.8 pounds and has 650 lumens. Market response to the product was favorable during the third and fourth quarters, especially as a companion product to laptop computers.

    Gross profit, as a percentage of revenue, increased to 27.7 percent in 1999 from 22.7 percent in 1998. The increase in the gross margin percentage was primarily a result of the volume shipment of new ultraportable projectors that have higher gross margins than mature products, cost savings associated with the in-house manufacturing of the imaging engines for the ultraportable projectors and material cost reduction programs. In addition, prices for ultraportable products were relatively stable during 1999 due to strong demand and constrained supply for certain components.

    Marketing and sales expense increased to $74.7 million (10.9 percent of revenue) in 1999 from $60.6 million (11.8 percent of revenue) in 1998. The increase in dollars spent was primarily a result of increased spending to drive demand for new products, tradeshows and increased channel program expenses related to increased revenue.

    Research and development expense increased to $27.1 million (3.9 percent of revenue) in 1999 from $24.8 million (4.8 percent of revenue) in 1998. The increase in dollars spent was primarily a result of the level of new product introductions during 1999.

    General and administrative expense increased to $26.4 million (3.8 percent of revenue) in 1999 from $15.7 million (3.1 percent of revenue) in 1998. The increase was primarily a result of increased sales, headcount, bonus and profit sharing accruals and increases in accounts receivable reserves related to increased revenues. In addition, Proxima Corp. was included in the results for a full year in 1999 compared to approximately nine months in 1998.

    Goodwill amortization increased to $2.1 million (0.3 percent of revenue) in 1999 from $1.5 million (0.3 percent of revenue) in 1998 as a result of having a full year of amortization related to the Proxima Corp. acquisition in 1999 and only approximately nine months in 1998.

    Income from operations was $60.5 million (8.8 percent of revenue) in 1999 compared to $14.2 million (2.8 percent of revenue) in 1998. The increase was primarily a result of increased sales, increased margins and lower operating expenses as a percentage of revenue, as discussed above.

    Other loss of $3.1 million in 1998 represents the write down of an equity investment to fair market value. The equity investment was sold in 1999.

    The Company's effective tax rate was approximately 32.7 percent in 1999, compared to approximately 45.3 percent in 1998. The decrease in the rate was primarily a result of a large increase in the Company's valuation allowance in 1998 principally caused by capital losses on the Company's available for sale securities that are only recognizable to the extent of future capital gains, offset in part by a larger portion of the income being derived from U.S. operations in 1999 and smaller research and development tax credit and tax exempt interest deductions compared to income during 1999.

Liquidity and Capital Resources

    At December 31, 2000, the Company had working capital of $270.8 million, which included $67.1 million of cash and cash equivalents and $19.9 million of marketable securities, current. The current ratio at both December 31, 2000 and 1999 was 2.9:1.

    Cash and cash equivalents decreased $24.7 million in 2000 primarily due to $17.2 million used for the purchase of Proxima shares that were not tendered in the Proxima share exchange, $23.0 million used for the purchase of property and equipment and $2.2 million used for the acquisition of two European distributors, offset by cash provided by operations of $2.9 million and $12.6 million provided by the exercise of stock options.

    Accounts receivable increased $48.2 million to $197.5 million at December 31, 2000 compared to $149.3 million at December 31, 1999. Days sales outstanding increased to 79 days at December 31, 2000 compared to 70 days at December 31, 1999. The increase in accounts receivable is primarily due to increased sales and the increase in days sales outstanding is primarily a result of significant shipments late in the fourth quarter. At December 31, 2000, approximately 85.4 percent of InFocus' accounts receivable were current or 30 days or less past due.

    Inventories increased $28.5 million to $95.2 million at December 31, 2000 compared to $66.7 million at December 31, 1999. The increase in inventories was primarily a result of the establishment of a European logistics and distribution center, the start-up of DLP manufacturing in Norway and an economic slow down in the U.S. in the fourth quarter of 2000. Annualized inventory turns were approximately 7.4 times for the quarter ended December 31, 2000 compared to approximately 8.8 times for the fourth quarter of 1999 on an annualized basis.

    Accounts payable increased $10.6 million to $94.6 million at December 31, 2000 from $84.0 million at December 31, 1999 primarily as a result of increases in inventories.

    Marketing incentives payable increased $5.6 million to $17.5 million at December 31, 2000 from $11.9 million at December 31, 1999 primarily as a result of increased revenues and marketing activities.

    Other current liabilities increased $7.2 million to $10.8 million at December 31, 2000 from $3.7 million at December 31, 1999 primarily as a result of direct costs associated with the Company's business combination with Proxima ASA, which was completed in June 2000.

    In February 2000, InFocus purchased 26.8 acres of land adjacent to its leased Wilsonville facility for $5.2 million in cash. The remaining $19.6 million of purchases of property, plant and equipment were primarily for new product tooling, engineering design and test equipment and information systems infrastructure. Total expenditures for property and equipment are expected to total approximately $25.0 million in 2001, primarily for leasehold improvements, product tooling, engineering equipment, manufacturing equipment and information systems infrastructure*.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. InFocus implemented SAB 101 in the fourth quarter of 2000. The implementation of SAB 101 had no impact on InFocus' financial condition or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    The Company's financial market risk arises from fluctuations in foreign currencies and interest rates.

    The Company has significant operations in Norway, and therefore, is exposed to currency rate risk. For the Company, a weakening of the Norwegian Kroner relative to the U.S. Dollar has a positive effect on the cost of operating in Norway but has a negative foreign currency translation effect.

    The Company's net investment in foreign subsidiaries with a functional currency other than the U.S. Dollar is not hedged. The net assets in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates were approximately $60 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $6 million at December 31, 2000. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

    Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate our risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2000, our investment portfolio included marketable debt securities of $29.1 million and equity securities of $2.4 million. These debt securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or the results of operations.

    The Company is exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in foreign currencies. The Company limits its exposure by engaging in forward exchange contracts. At December 31, 2000, the Company had contracts totaling $2.4 million at a rate of Euro 1.11, which became due in January 2001. Unrealized profit/loss, which were insignificant at December 31, 2000, on forward contracts in foreign currencies were valued on the basis of the market exchange rate at the end of the year.

Item 8.  Financial Statements and Supplementary Financial Data

    The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 14 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2000 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
1999
Revenue	$154,818	$163,907	$176,741	$193,053
Gross profit	36,581	43,364	49,483	61,316
Net income	5,660	8,922	11,454	17,468
Basic net income per share	0.15	0.24	0.31	0.46
Diluted net income per share	0.15	0.23	0.29	0.44
2000
Revenue	$214,435	$220,740	$227,351	$224,124
Gross profit	65,989	61,081	61,322	56,191
Net income	17,605	7,011	16,781	10,529
Basic net income per share	0.46	0.18	0.44	0.27
Diluted net income per share	0.44	0.17	0.41	0.26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information required by this item is included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

    The information required by this item is included under the caption Executive Compensation in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    None.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:

    The following schedule and report thereon is filed herewith:

Page
Report of Independent Public Accountants on Financial Statement Schedule	F-22
Schedule IIValuation and Qualifying Accounts	F-23

Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended December 31, 2000.

Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit No.
3.1	1990 Restated Articles of Incorporation, as Amended—Incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.
3.2	1997 Restated Bylaws—Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.
4.1	See Article VII of Exhibit 3.1 and Section II of Exhibit 3.2.
10.1	1988 Combination Stock Option Plan, as amended—Incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1991.
10.2	Amendment No. 5 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 Registration Statement (Commission File No. 33-47449) as filed with the Securities and Exchange Commission on April 24, 1992.
10.3	Amendment No. 6 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.
10.4	Amendment No. 7 to 1988 Combination Stock Option Plan—Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 16, 1995.

10.5	Amendment No. 8 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 4.1.1 of the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.
10.6	Amendment No. 9 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.
10.7	In Focus Systems, Inc. 1998 Stock Incentive Plan—Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.
10.8	Form of Incentive Stock Option Agreement—Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.9	Form of Non-Qualified Stock Option Agreement—Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.10	Form of Restricted Stock Agreement—Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.11	In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on January 26, 1993.
10.12	Amendment No. 1 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.
10.13	Amendment No. 2 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 4.2.2 of the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.
10.14	Amendment No. 3 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.15	Amendment No. 4 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.16	Form of Directors' Stock Option Agreement—Incorporated by reference to Exhibit 4.3.1 to the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on January 26, 1993.
10.17	Letter of employment for John V. Harker—Incorporated by reference to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission of March 31, 1993.
10.18	2001 Executive Bonus Plan—Chief Executive Officer and Chairman of the Board.
10.19	2001 Executive Bonus Plan—Corporate Senior Vice President.
10.20	2001 Executive Bonus Plan—Corporate Vice President.
10.21	2001 Executive Bonus Plan—Executive Vice President European and Asia Pacific
10.22	2001 Executive Bonus Plan—Executive Vice President

10.23	Commercial Lease Agreement for Registrant's facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and InFocus Systems, Inc.—Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.24	Lease Agreement—Basic Lease Information by and between GED-IFC, LLC and InFocus Corporation, dated August 28, 2000.
10.25	Shareholder Rights Plan—Incorporated by reference to the Company's previously filed Form 8-K dated July 16, 1997 and filed with the Securities and Exchange Commission on July 25, 1997.
10.26	Amendment No. 1 to Shareholder Rights Plan—Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.27	Form of Severance Agreement with Executive Officers of In Focus Systems, Inc.—Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
10.28	Form of Severance Agreement with Chief Executive Officer of In Focus Systems, Inc.—Incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
10.29	Form of Release and Waiver of Claims Agreement with Executive Officers of In Focus Systems, Inc.—Incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
10.30	Form of Non-Competition Agreement with Executive Officers of In Focus Systems, Inc.—Incorporated by reference to Exhibit 10.27 of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
10.31	Purchase and Sale Agreement between Mentor Graphics Corporation (seller) and In Focus Systems, Inc. (buyer) dated October 1999—Incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
21	Subsidiaries of the Registrant
23.1	Consent of Arthur Andersen LLP
23.2	Consent of PricewaterhouseCoopers DA

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INFOCUS CORPORATION
Date: February 28, 2001	By:	/s/ JOHN V. HARKER John V. Harker Co-Chairman of the Board, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2001:

Signature	Title

/s/ JOHN V. HARKER John V. Harker	Co-Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ E. SCOTT HILDEBRANDT E. Scott Hildebrandt	Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
/s/ PETER D. BEHRENDT Peter D. Behrendt	Director
/s/ OLE J. FREDRIKSEN Ole J. Fredriksen	Co-Chairman of the Board, President of European and Asia/Pacific Business Units
/s/ EINAR J. GREVE Einar J. Greve	Director
/s/ MICHAEL R. HALLMAN Michael R. Hallman	Director
/s/ SVEIN S. JACOBSEN Svein S. Jacobsen	Director
/s/ NOBUO MII Nobuo Mii	Director

Report of Independent Public Accountants

To the Board of Directors and Shareholders of
InFocus Corporation:

    We have audited the accompanying consolidated balance sheets of InFocus Corporation (formerly In Focus Systems, Inc.) (an Oregon corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Proxima ASA, a company acquired during 2000 in a transaction accounted for as a pooling of interests, as of December 31, 1999 or for the periods ended December 31, 1999 and 1998, as discussed in Note 2. Such statements are included in the consolidated financial statements of InFocus Corporation and reflect total assets of 42 percent as of December 31, 1999 and total revenues of 43 percent and 41 percent for the periods ended December 31, 1999 and 1998, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Proxima ASA, is based solely upon the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Portland, Oregon,
January 26, 2001

Report of Independent Accountants

    In our opinion, the consolidated balance sheet and the related consolidated statements of income and cash flows of Proxima ASA and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the two years ended December 31, 1999, in conformity with accounting principles generally accepted in Norway. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted ("GAAS") in Norway, which are substantially the same as GAAS in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Proxima ASA for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers DA

Oslo, Norway
February 15, 2000

InFocus Corporation
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2000	1999
Assets
Current Assets:
Cash and cash equivalents	$67,099	$91,827
Marketable securities	19,919	21,746
Accounts receivable, net of allowances of $18,599 and $13,376	197,514	149,289
Inventories, net	95,153	66,696
Income taxes receivable	5,527	—
Deferred income taxes	17,938	13,867
Other current assets	11,949	7,349

Total Current Assets	415,099	350,774
Marketable securities	11,577	6,790
Property and equipment, net of accumulated depreciation of $49,480 and $40,699	26,652	15,488
Deferred income taxes	4,975	5,794
Goodwill, net of accumulated amortization of $5,072 and $3,571	18,885	16,696
Other assets, net	3,361	3,253

Total Assets	$480,549	$398,795

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$1,007	$701
Accounts payable	94,600	84,019
Payroll and related benefits payable	10,613	8,683
Income taxes payable	—	3,347
Marketing incentives payable	17,472	11,867
Accrued warranty	9,816	8,739
Other current liabilities	10,836	3,662

Total Current Liabilities	144,344	121,018
Other Long-Term Liabilities	2,088	1,284
Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 38,761,226 and 37,944,118	81,528	71,367
Additional paid-in capital	74,061	74,116
Other comprehensive income (loss):
Foreign currency translation	(12,087)	(6,650)
Unrealized gain on equity securities	1,029	—
Retained earnings	189,586	137,660

Total Shareholders' Equity	334,117	276,493

Total Liabilities and Shareholders' Equity	$480,549	$398,795

The accompanying notes are an integral part of these consolidated balance sheets.

InFocus Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2000	1999	1998
Revenue	$886,650	$688,519	$515,412
Cost of sales	642,067	497,775	398,591

Gross profit	244,583	190,744	116,821
Operating expenses:
Marketing and sales	87,380	74,714	60,644
Research and development	34,841	27,077	24,782
General and administrative	34,816	26,356	15,738
Merger costs	15,002	—	—
Goodwill amortization	1,507	2,121	1,450

	173,546	130,268	102,614

Income from operations	71,037	60,476	14,207
Other income (expense):
Interest expense	(81)	(979)	(1,109)
Interest income	4,804	4,236	2,096
Other, net	4,058	916	(3,099)

	8,781	4,173	(2,112)

Income before income taxes	79,818	64,649	12,095
Provision for income taxes	27,892	21,145	5,476

Net income	$51,926	$43,504	$6,619

Basic net income per share	$1.35	$1.16	$0.18

Diluted net income per share	$1.28	$1.12	$0.18

The accompanying notes are an integral part of these consolidated statements.

InFocus Corporation
Consolidated Statements of Shareholders' Equity
For The Years Ended December 31, 2000, 1999 and 1998
(In thousands, except share amounts)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1997	35,533,815	$63,451	$25,864	$87,537	$(2,273)	$174,579
Comprehensive income (loss):
Net income	—	—	—	6,619	—	6,619
Cumulative translation adjustment	—	—	—	—	(1,672)	(1,672)

						4,947
Private placement, net of issuance costs	1,337,550	972	42,184	—	—	43,156
Shares issued pursuant to stock plans	287,001	2,162	—	—	—	2,162
Compensation expense of stock options	—	—	(127)	—	—	(127)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	1,081	—	—	1,081

Balance at December 31, 1998	37,158,366	66,585	69,002	94,156	(3,945)	225,798
Comprehensive income (loss):
Net income	—	—	—	43,504	—	43,504
Cumulative translation adjustment	—	—	—	—	(2,705)	(2,705)

						40,799
Compensation expense of stock options	—	—	874	—	—	874
Shares issued pursuant to stock plans	785,752	4,782	1,688	—	—	6,470
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	2,552	—	—	2,552

Balance at December 31, 1999	37,944,118	71,367	74,116	137,660	(6,650)	276,493
Comprehensive income (loss):
Net income	—	—	—	51,926	—	51,926
Cumulative translation adjustment	—	—	—	—	(5,437)	(5,437)
Unrealized gain on equity securities	—	—	—	—	1,029	1,029

						47,518
Compensation expense of stock options	—	—	2,838	—	—	2,838
Shares issued pursuant to stock plans	1,336,517	10,488	2,112	—	—	12,600
Buyout of Proixma shares not tendered	(519,409)	(327)	(16,880)	—	—	(17,207)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	11,875	—	—	11,875

Balance at December 31, 2000	38,761,226	$81,528	$74,061	$189,586	$(11,058)	$334,117

The accompanying notes are an integral part of these consolidated statements.

InFocus Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net income	$51,926	$43,504	$6,619
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	11,236	12,689	12,896
Deferred income taxes	(3,602)	(4,013)	(2,595)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	11,875	2,552	1,081
Other non-cash (income) expense	(941)	(102)	3,481
(Increase) decrease in:
Accounts receivable, net	(49,875)	(22,028)	20,949
Inventories, net	(29,640)	(8,223)	4,896
Income taxes receivable, net	(8,937)	—	—
Other current assets	(4,824)	4,828	(7,516)
Increase (decrease) in:
Accounts payable	9,878	22,720	(18,263)
Payroll and related benefits payable	2,095	5,337	(2,473)
Income taxes payable, net	—	(649)	3,163
Marketing incentives payable, accrued warranty and other current liabilities	14,465	8,021	(3,372)
Other long-term liabilities	(758)	1,257	17

Net cash provided by operating activities	2,898	65,893	18,883
Cash flows from investing activities:
Purchase of marketable securities	(32,943)	(29,323)	(12,141)
Maturities of marketable securities	32,372	15,400	11,022
Sale of marketable securities	2,278	—	—
Payments for purchase of property and equipment	(22,967)	(10,591)	(9,200)
Proceeds from sale of property and equipment	1,249	—	—
Cash paid for Proxima Corporation, net of cash acquired	—	—	(66,588)
Other assets, net	(2,483)	(1,520)	(419)

Net cash used in investing activities	(22,494)	(26,034)	(77,326)
Cash flows from financing activities:
Buyout of Proxima shares not tendered	(17,207)	—	—
Payments on notes payable	(701)	(22,446)	—
Borrowings on notes payable	1,007	—	23,593
Proceeds from sale of common stock	12,600	6,470	45,318

Net cash provided by (used in) financing activities	(4,301)	(15,976)	68,911
Effect of exchange rate on cash	(831)	(1,041)	(782)

Increase (decrease) in cash and cash equivalents	(24,728)	22,842	9,686
Cash and cash equivalents:
Beginning of period	91,827	68,985	59,299

End of period	$67,099	$91,827	$68,985

The accompanying notes are an integral part of these consolidated statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Numbers in thousands, except per share amounts or as otherwise indicated)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

    The consolidated financial statements include the accounts of InFocus Corporation (formerly In Focus Systems, Inc.) (the "Company") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

    As discussed in Note 2 ("Business Combination with Proxima ASA"), the Company consummated a business combination, effected through a share exchange, with Proxima ASA, a Norwegian headquartered company, in June 2000. This business combination has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Proxima ASA. Proxima ASA's wholly owned U.S. subsidiary, Proxima Corporation, was acquired by Proxima ASA pursuant to a purchase business combination in April 1998. See further details in Note 3. Proxima ASA's financial information is reflected in accordance with U.S. Generally Accepted Accounting Principles.

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

Cash Equivalents and Marketable Securities

    Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate debt instruments. The Company's marketable securities are classified as "held to maturity" and "available for sale." See Note 4 below.

Foreign Currency Translation

    The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as other comprehensive income or loss within shareholders' equity.

    Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Market Risks

    In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 137 and 138 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. InFocus does not expect the adoption of these pronouncements to have a material impact on its financial position or results of operations.

    The Company is exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in foreign currencies. The Company limits its exposure by engaging in forward exchange contracts. At December 31, 2000, the Company had contracts totaling $2,358 at a rate of Euro 1.11, which became due in January 2001. Unrealized profit/loss, which were insignificant at December 31, 2000, on forward contracts in foreign currencies were valued on the basis of the market exchange rate at the end of the year.

Revenue Recognition

    Revenue from the sale of products is recognized when title transfers and risk of loss has passed to the customer, which is generally at time of delivery. The Company maintains a reserve for sales returns and price adjustments generally based on historical experience and other qualitative factors. The Company has incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals. Estimated sales returns, price adjustments and rebates are netted against revenue in the month in which revenue is recognized. These estimates have not differed materially from actual results.

Product Warranty

    Estimated warranty costs are provided at the time of sale of the warranted products.

Concentrations of Risk

    The Company generally attempts to procure components from multiple sources. Certain components, however, including LCDs, Digital Micromirror Devices™ ("DMDs"), illumination devices and plastic housing parts, are purchased from single or limited sources. The Company believes that it could obtain most LCDs manufactured to its specifications from other foreign sources within three-to-six months at a price that would not be materially higher than the price paid to existing suppliers. The Company does not have alternate sources for the DMDs or certain illumination products.

    The Company sells its products to a large number of customers worldwide. One customer accounted for 21.9 percent, 13.4 percent and 10.4 percent, respectively, of total revenues for the years ended December 31, 2000, 1999 and 1998.

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

Goodwill

    Goodwill, which represents the excess purchase price over fair value of net assets acquired, is amortized on the straight-line basis over the expected period to be benefited of 15 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. During 1999, in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), $10,234 was reclassified from goodwill to deferred tax assets as a result of a change in judgment regarding the realizability of the deferred tax assets in future years.

Employee Benefit Plans

    The Company provides a defined benefit pension plan, a defined contribution pension plan and a 401(k) plan for certain employees. The net pension liability related to the defined benefit pension plan was $73 and $31 at December 31, 2000 and 1999, respectively. The total expense related to all of the plans was $1,735, $1,403 and $1,027, respectively, for the years ended December 31, 2000, 1999 and 1998. Detail information pursuant to Statement of Financial Accounting Standards No. 87 is not provided due to the immateriality of the defined benefit pension amounts.

Research and Development

    Amounts spent on research and development activities are expensed as incurred.

Advertising Costs

    Advertising costs, which are included in sales and marketing expenses, are expensed as incurred. Advertising expense was approximately $7,230, $6,864 and $6,969 in 2000, 1999 and 1998, respectively.

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

Net Income Per Share

    Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	1999			2000			1998
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$51,926	38,331	$1.35	$43,504	37,390	$1.16	$6,619	36,860	$0.18

Effect of Dilutive Securities:
Stock Options	—	2,250	—	—	1,454	—	—	367

Diluted EPS
Income available to Common Shareholders	$51,926	40,581	$1.28	$43,504	38,844	$1.12	$6,619	37,227	$0.18

    Shares issuable pursuant to stock options that have not been included in the above calculations totaled 228, 1,446 and 2,498 for 2000, 1999 and 1998, respectively, since they would have been antidilutive.

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

2.  BUSINESS COMBINATION WITH PROXIMA ASA:

    In March 2000, InFocus announced a business combination agreement with Proxima ASA to exchange all shares of Proxima ASA Common Stock for shares of InFocus Common Stock at a ratio of 0.3615 shares of InFocus Common Stock for each share of Proxima ASA Common Stock. Based on this ratio, InFocus issued 14,649 shares of its Common Stock in June 2000 upon completion of the merger in exchange for approximately 96 percent of Proxima ASA's shares. During the third quarter of 2000, InFocus purchased, for cash, the remaining 1,484 shares of Proxima ASA Common Stock from shareholders who did not tender their shares in the exchange. The total cost to InFocus was $17,207.

    The transaction is accounted for as a pooling of interests and therefore the historical financial statements of InFocus have been restated to include all accounts of Proxima ASA.

    The following is a statement of sales and net income restated to include Proxima results.

	For the Year Ended December 31,
	1999	1998
Sales:
InFocus	$390,691	$306,663
Proxima	297,828	208,749

	$688,519	$515,412

Net income (loss):
InFocus	$26,887	$(671)
Proxima	16,617	7,290

	$43,504	$6,619

3.  PROXIMA CORPORATION ACQUISITION:

    In April 1998, Proxima ASA (at the time, ASK) purchased all the shares of Proxima Corporation, a distribution company with the bulk of its operations in the U.S., for $84,100. The consolidated statements of operations include the results of Proxima Corporation from April 14, 1998. The transaction was accounted for as a purchase. In connection with the acquisition, a detailed assessment of actual value of assets and liabilities was performed. Acquisition costs that could not be allocated to specific assets or liabilities were classified as goodwill in the consolidated balance sheets. The goodwill is being amortized on a straight-line basis over 15 years based on the fact that Proxima Corporation is a distribution company with a strong brand name. Unaudited pro forma results of operations as if the acquisition had occurred at the beginning of 1998 are as follows:

Year Ended December 31,
1998
Revenue	$554,784
Net income	1,132
Net income per share—basic	0.03
Net income per share—diluted	0.03

4.  MARKETABLE SECURITIES:

    The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115). Accordingly, the held to maturity securities are recorded at amortized cost and the available for sale securities are recorded at fair value with unrealized gains and losses reported in a separate component of shareholders' equity. Certain information regarding the Company's marketable securities is as follows:

Held to Maturity	December 31, 2000	December 31, 1999
Fair Market Value	$29,104	$28,473

Amortized Cost:
State and Local Government	$27,006	$15,408
Federal Government	2,098	2,066
Corporate	—	11,062

Total	$29,104	$28,536

Maturity Information:
Less than one year	$19,919	$21,746
One to five years	9,185	6,790

Total	$29,104	$28,536

Available for Sale	December 31, 2000	December 31, 1999
Fair market value	$2,392	—

Cost:
Corporate	$1,363	—

    Gains and losses on the sale of marketable securities are calculated using the specific identification method. In 1998, the Company recorded a permanent impairment of $3,437 to its investment in available for sale securities because the decline in fair value was judged to be other than temporary. The write down is reflected in other expense for the year ended December 31, 1998. At December 31, 2000, the Company had an unrealized gain on available for sale securities of $1,029, which is recorded as a separate component of shareholders' equity.

5.  INCOME TAXES:

    The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. The Company realizes tax benefits in the United States as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. Tax benefits of $11,875, $2,552 and $1,081 were credited to paid-in capital in 2000, 1999 and 1998, respectively.

    The components of income (loss) before income taxes and the provision (benefit) for income taxes are as follows:

	Year Ended December 31,
	2000	1999	1998
Income (loss) before income taxes:
U.S.	$65,033	$48,377	$(5,413)
Foreign	14,785	16,272	17,508

	$79,818	$64,649	$12,095

Tax provision (benefit):
FEDERAL:
Current	$23,891	$17,766	$2,016
Deferred	(3,681)	(3,804)	(1,975)

	20,210	13,962	41
STATE:
Current	1,707	2,614	310
Deferred	(263)	(191)	(144)

	1,444	2,423	166
FOREIGN:
Current	5,546	4,973	5,763
Deferred	692	(213)	(494)

	6,238	4,760	5,269

Total	$27,892	$21,145	$5,476

    Total deferred income tax assets at December 31, 2000 and 1999 were $26,164 and $22,626, respectively. Total deferred income tax liabilities at December 31, 2000 and 1999 were $3,251 and $2,965, respectively.

    Individually significant temporary differences include the following:

	December 31,
	2000	1999
Accounts receivable reserves	$6,816	$3,248
Inventory reserves	1,965	3,663
Book/tax depreciation differences	2,133	2,288
Tax loss and credit carryforwards	1,701	4,950
Accrued warranty	3,961	3,715
Accrued expenses	4,557	1,945
Other	1,780	1,758
Valuation allowance	—	(1,906)

	$22,913	$19,661

    The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

	For the Year Ended December 31,
	2000	1999	1998
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income taxes	2.9	3.6	0.9
Effect of foreign taxes at lower rate than U.S.	(1.1)	(1.8)	(8.9)
Research and development tax credit	(2.2)	(1.8)	(5.3)
Foreign sales corporation tax benefit	(2.0)	(2.1)	(2.0)
Non-deductible goodwill amortization	0.7	1.3	4.6
Tax exempt interest	(1.1)	(0.5)	(2.7)
Non-deductible merger costs	2.5	—	—
Change in valuation allowance	(2.4)	(1.9)	20.8
Other	2.6	0.9	2.9

Effective tax rate	34.9%	32.7%	45.3%

6.  INVENTORIES:

	December 31,
	2000	1999
Raw materials and components	$37,663	$26,542
Work-in-process	3,959	2,691
Finished goods	53,531	37,463

	$95,153	$66,696

7.  PROPERTY AND EQUIPMENT:

	December 31,
	2000	1999
Furniture and fixtures	$7,282	$4,987
Manufacturing equipment	23,829	17,626
Engineering equipment	3,361	2,744
Computer equipment	33,234	26,477
Buildings, land and improvements	8,426	3,206
Construction in progress	—	1,147

	76,132	56,187
Less accumulated depreciation	(49,480)	(40,699)

	$26,652	$15,488

8.  LEASE OBLIGATIONS:

    The Company leases its Oregon facility and certain improvements under a non-cancelable operating lease, which expires in December 2003 as to approximately 150 square feet and December 2001 as to approximately 30 square feet. In August 2000, the Company entered into an operating lease for additional space in Oregon that will be utilized beginning November 1, 2001. This lease expires October 31, 2011. The Company also leases space in Norway and California under leases expiring on June 30, 2002, March 31, 2004 and April 30, 2009.

    Future minimum lease payments under the non-cancelable operating leases as of December 31, 2000 are as follows (there were no capital leases at December 31, 2000):

Year ending December 31,
2001	$6,182
2002	7,393
2003	6,881
2004	3,880
2005	3,677
Thereafter	16,781

Total minimum lease payments	$44,794

    Rental expense for the years ended December 31, 2000, 1999 and 1998 was $4,893, $4,399 and $3,565, respectively.

9.  SHAREHOLDERS' EQUITY:

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

Stock Option Plans

    The Company's 1988 Combination Stock Option Plan, as amended (the "1988 Plan") expired in December 1998. The Company's 1998 Stock Incentive Plan (the "1998 Plan", together with the 1988 Plan, the "Plans"), covering 4,500 shares of the Company's Common Stock, was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to employees of the Company and restricted stock and nonstatutory stock options to employees, officers, directors and consultants of the Company. At December 31, 2000, the Company had 5,849 shares of

Common Stock reserved for issuance under the Plans. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of the Company's Common Stock at the date of grant. Options granted generally vest over a four-year period and expire ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant.

    At December 31, 2000, the Company also had a total of 431 shares of its Common Stock reserved for issuance under stock option plans assumed in connection with its Proxima ASA business combination. All options under these plans are granted at fair market value, vest over two to three year periods and expire two to five years from the date of grant. Pursuant to the business combination agreement with Proxima, all terms and conditions of the Proxima options remain unchanged with the exception of the adjustment of the exercise price and number of options to conform to the share exchange ratio as agreed in the business combination agreement.

    Activity under all of the plans described above is summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1997	1,171	3,363	$10.97
Additional shares reserved	1,500	—	—
Restricted shares granted	(51)	—	—
Restricted shares cancelled	6	—	—
Options granted	(2,750)	2,750	8.51
Options canceled	1,772	(1,772)	12.07
Options exercised	—	(275)	7.61
Shares expired	(7)	—	—

Balances, December 31, 1998	1,641	4,066	8.75
Restricted shares granted	(31)	—	—
Options granted	(630)	630	14.84
Options canceled	29	(247)	6.99
Options exercised	—	(685)	8.49

Balances, December 31, 1999	1,009	3,764	10.28
Additional shares reserved	3,000	—	—
Restricted shares granted	(48)	—	—
Restricted shares canceled	4	—	—
Options granted	(1,179)	1,179	34.07
Options canceled	139	(312)	11.39
Options exercised	—	(1,276)	9.88

Balances, December 31, 2000	2,925	3,355	$18.36

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

    At December 31, 2000 the Company had reserved 305 shares of Common Stock for issuance under the Directors' Plan. Activity under the Directors' Plan is summarized as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1997	165	194	$11.72
Options granted	(45)	45	8.33
Options canceled	54	(54)	13.62
Options exercised	—	(12)	5.73

Balances, December 31, 1998	174	173	10.66
Options granted	(30)	30	9.97
Options canceled	—	—	—
Options exercised	—	(25)	7.35

Balances, December 31, 1999	144	178	11.03
Options granted	(70)	70	29.34
Options canceled	—	—	—
Options exercised	—	(17)	10.13

Balances, December 31, 2000	74	231	$16.66

Statement of Financial Accounting Standards No. 123

    The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2000, 1999 and 1998 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

For the Year Ended December 31,	2000	1999	1998
Risk-free interest rate	6.50%	5.50%	5.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	5	5	5
Expected volatility	76.9%	74.5%	75.0%

    Using the Black-Scholes methodology, the total value of stock awards and options granted during 2000, 1999 and 1998 was $31,170, $6,419 and $16,341, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock awards and options granted during 2000, 1999 and 1998 was $24.96 per share, $9.29 per share and $5.74 per share, respectively.

    If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

	For the Year Ended December 31,
	2000		1999		1998
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$51,926	$42,496	$43,504	$36,911	$6,619	$125
Net income per share—basic	$1.35	$1.11	$1.16	$0.99	$0.18	$0.00
Net income per share—diluted	$1.28	$1.07	$1.12	$0.98	$0.18	$0.00

    Information about stock options outstanding at December 31, 2000 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/00	Weighted Average Exercise Price
$3.75 - 4.31	608	7.78	$4.31	165	$4.31
4.50 - 8.25	483	6.70	7.15	260	7.70
8.31 - 12.19	332	7.06	10.27	163	10.67
12.50 - 16.50	718	5.10	14.69	349	15.03
16.56 - 27.31	564	7.32	21.59	112	18.24
27.68 - 32.69	166	9.29	29.23	70	29.34
33.00 - 37.25	383	9.54	36.96	—	—
37.43 - 53.06	330	9.79	42.00	—	—
53.25 - 58.50	2	9.76	55.31	—	—

$3.75 - 58.50	3,586	7.40	$18.18	1,119	$12.33

    At December 31, 1999 and 1998, 1,302 and 936 options, respectively, were exercisable at weighted average exercise prices of $10.71 per share and $10.50 per share, respectively.

10. EXPORT SALES:

    Geographic revenue information is as follows:

For the Year Ended December 31,	2000	1999	1998
United States	$544,453	$435,306	$293,864
Europe	189,620	161,572	158,207
Asia Pacific	93,685	61,549	38,519
Other	58,892	30,092	24,822

	$886,650	$688,519	$515,412

    Long-lived assets are as follows:

December 31,	2000	1999
United States	$37,591	$32,448
Europe	10,695	2,166
Other	612	823

	$48,898	$35,437

11. LEGAL CLAIMS AND OTHER CONTINGENCIES:

    From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business. Management's judgment is that these contingent liabilities do not have significant influence on the Company's financial position, results of operations or cash flows.

12. SUPPLEMENTAL CASH FLOW INFORMATION:

    Supplemental disclosure of cash flow information is as follows:

For the Year Ended December 31,	2000	1999	1998
Cash paid during the period for interest	$333	$418	$117
Cash paid during the period for income taxes	29,641	24,244	6,656
Note receivable in relation to sale of Genigraphics	—	—	630

13. SUBSEQUENT EVENT:

    In January 2001, the Company announced a merger-related plan to eliminate redundancies and duplicate activities existing in the merged companies, specifically in distribution, logistics and service operations, as well as opportunities to better balance manufacturing capacity loading in the U.S. and Norway. To execute the plan, the Company anticipates a one-time merger related pre-tax charge in the first half of fiscal 2001 of approximately $8,000 to $12,000 related to these actions.

Report of Independent Public Accountants
on Consolidated Financial Statement Schedule

To the Board of Directors and Shareholders of
InFocus Corporation:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in InFocus Corporation's 2000 Annual Report on Form 10-K, and have issued our report thereon dated January 26, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. We did not audit the financial statements of Proxima ASA, a company acquired during 2000 in a transaction accounted for as a pooling of interests, as discussed in Note 2 to the consolidated financial statements. Such statements are included in the consolidated financial statements of InFocus Corporation and reflect total allowances for accounts receivable of 28.8 percent and 33.6 percent for December 31, 1999 and 1998, respectively, of the related consolidated totals. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Proxima ASA, is based solely upon the report of the other auditors. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits, and the report of the other auditors, of the basic consolidated financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

January 26, 2001	ARTHUR ANDERSEN LLP

SCHEDULE II

InFocus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 1998, 1999 and 2000
(In thousands)

Column A	Column B	Column C			Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe(b)		Deductions— Describe(a)	Balance at End of Period
Year Ended December 31, 1998:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$5,919	$35,828	$3,010	(b)	$(34,081)	$10,676
Year Ended December 31, 1999:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$10,676	$35,088	$—		$(32,388)	$13,376
Year Ended December 31, 2000:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$13,376	$86,899	$—		$(81,676)	$18,599

(a)  Charges to the accounts included in this column are for the purposes for which the reserves were created.

(b)  Relates to the establishment of reserves related to the purchase of Proxima Corp. in 1998. The amount was offset against goodwill.

QuickLinks

PART I
  Item 1. Business
  Forward Looking Statements
  Introduction
  Products
  Microportable Projectors:
  Conference Room Projectors:
  Fixed/Auditorium Projectors:
  Projector Networking Software:
  Product and Technology Development
  Marketing and Distribution
  Service
  Manufacturing and Supply
  Customers
  Backlog
  Competition
  Patents, Trademarks and Licenses
  Employees
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Results of Operations
  2000 Compared to 1999
  1999 Compared to 1998
  Liquidity and Capital Resources
  New Accounting Pronouncements
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Financial Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
  Financial Statements and Schedules
  Reports on Form 8-K
  Exhibits
SIGNATURES
InFocus Corporation Consolidated Statements of Shareholders' Equity For The Years Ended December 31, 2000, 1999 and 1998 (In thousands, except share amounts)
InFocus Corporation Consolidated Statements of Cash Flows (In thousands)
INFOCUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Numbers in thousands, except per share amounts or as otherwise indicated)
Report of Independent Public Accountants on Consolidated Financial Statement Schedule
InFocus Corporation Valuation and Qualifying Accounts Years Ended December 31, 1998, 1999 and 2000 (In thousands)