Form 10-Q
period 2001-03-30
INFOCUS CORP
filed 2001-05-15
CIK 845434

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock without par value (Class)	38,808,759 (Outstanding at May 9, 2001)

INFOCUS CORPORATION
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets—March 31, 2001 and December 31, 2000	2
	Consolidated Statements of Operations—Three Months Ended March 31, 2001 and 2000	3
	Consolidated Statements of Cash Flows—Three Months Ended March 31, 2001 and 2000	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	9
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

INFOCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	March 31, 2001	December 31, 2000
Assets
Current Assets:
Cash and cash equivalents	$69,300	$67,099
Marketable securities	14,739	19,919
Accounts receivable, net of allowances of $24,099 and $18,599	180,088	197,514
Inventories, net	120,990	95,153
Income taxes receivable	4,138	5,527
Deferred income taxes	18,502	17,938
Other current assets	19,810	11,949

Total Current Assets	427,567	415,099
Marketable securities	10,525	11,577
Property and equipment, net of accumulated depreciation of $52,258 and $49,480	27,116	26,652
Deferred income taxes	5,151	4,975
Goodwill, net of accumulated amortization of $5,472 and $5,072	18,786	18,885
Other assets, net	4,893	3,361

Total Assets	$494,038	$480,549

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$1,000	$1,007
Accounts payable	104,134	94,600
Payroll and related benefits payable	10,016	10,613
Marketing incentives payable	19,210	17,472
Accrued warranty	8,241	9,816
Other current liabilities	9,243	10,836

Total Current Liabilities	151,844	144,344
Other Long-Term Liabilities	1,326	2,088
Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 38,802,179 and 38,761,226	82,021	81,528
Additional paid-in capital	74,106	74,061
Other comprehensive income (loss):
Foreign currency translation	(12,457)	(12,087)
Unrealized gain on equity securities	491	1,029
Retained earnings	196,707	189,586

Total Shareholders' Equity	340,868	334,117

Total Liabilities and Shareholders' Equity	$494,038	$480,549

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2001	2000
Revenue	$202,730	$214,435
Cost of sales	146,352	148,446

Gross profit	56,378	65,989
Operating expenses:
Marketing and sales	22,612	21,852
Research and development	8,571	9,051
General and administrative	10,478	9,182
Merger costs	5,422	—
Goodwill amortization	400	365

	47,483	40,450

Income from operations	8,895	25,539
Other income (expense):
Interest expense	(59)	(246)
Interest income	968	1,417
Other, net	515	483

	1,424	1,654

Income before income taxes	10,319	27,193
Provision for income taxes	3,198	9,588

Net income	$7,121	$17,605

Basic net income per share	$0.18	$0.46

Diluted net income per share	$0.18	$0.44

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net income	$7,121	$17,605
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,641	2,996
Write-off of merger related assets	1,255	—
Deferred income taxes	(742)	234
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	45	951
Other non-cash (income) expense	—	1,929
(Increase) decrease in:
Accounts receivable, net	17,335	(10,150)
Inventories, net	(25,922)	(13,657)
Income taxes receivable, net	1,105	6,476
Other current assets	(7,877)	(6,865)
Increase (decrease) in:
Accounts payable	9,617	5,226
Payroll and related benefits payable	(590)	(986)
Marketing incentives payable, accrued warranty and other current liabilities	(1,427)	2,153
Other long-term liabilities	(703)	(833)

Net cash provided by operating activities	2,858	5,079
Cash flows from investing activities:
Purchase of marketable securities	(5,379)	(3,700)
Maturities of marketable securities	11,073	10,918
Payments for purchase of property and equipment	(4,972)	(9,427)
Proceeds from sale of property and equipment	29	—
Cash paid for Mediavision, net of cash acquired	—	(924)
Other assets, net	(1,834)	(1,522)

Net cash used in investing activities	(1,083)	(4,655)
Cash flows from financing activities:
Payments on notes payable	(7)	—
Borrowings on notes payable	—	25
Proceeds from sale of common stock	455	4,933

Net cash provided by financing activities	448	4,958
Effect of exchange rate on cash	(22)	(827)

Increase in cash and cash equivalents	2,201	4,555
Cash and cash equivalents:
Beginning of period	67,099	91,827

End of period	$69,300	$96,382

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three-month periods ended March 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from InFocus Corporation's ("InFocus" or the "Company") 2000 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in InFocus' 2000 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

	March 31, 2001	December 31, 2000
Raw materials and components	$46,246	$37,663
Work-in-process	6,295	3,959
Finished goods	68,449	53,531

Total, net	$120,990	$95,153

Note 3. Earnings Per Share

Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	Three Months Ended March 31,
	2001			2000
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Income available to Common Shareholders	$7,121	38,796	$0.18	$17,605	38,021	$0.46

Diluted EPS
Effect of dilutive stock options	—	1,033		—	2,437

Income available to Common Shareholders	$7,121	39,829	$0.18	$17,605	40,458	$0.44

For the three month periods ended March 31, 2001 and 2000, potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 1,667 and 14 shares, respectively, issuable pursuant to stock options.

Note 4. Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on equity securities available for sale that are reflected in shareholders' equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2001	2000
Net income	$7,121	$17,605
Foreign currency translation losses	(370)	(3,654)
Net unrealized loss on equity securities	(538)	—

Total comprehensive income	$6,213	$13,951

Note 5. Merger Related Charges

In January 2001, the Company announced a merger related plan. The plan is to eliminate redundancies and duplicate activities existing in the merged companies, specifically in distribution, logistics and service operations, as well as opportunities to better balance manufacturing capacity loading in the U.S. and Norway.

Pursuant to the plan, the Company consolidated its San Diego, California logistics and service operations into its facilities in Wilsonville, Oregon. This consolidation resulted in the reduction of approximately 110 employees. The amount expensed to merger costs for the quarter totaled $5.4 million, of which $2.7 million was accrued but not paid as of March 31, 2001. The components of the amount expensed were evenly split among employee reduction costs, write-off of assets and advisory fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements in this Form 10-Q which InFocus considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. InFocus has made forward-looking statements in this document relating to the following:

  •
  Anticipated expenses;

  •
  Anticipated tax rate;

  •
  availability of products manufactured on behalf of the Company;

  •
  backlog; and

  •
  future capital expenditures.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

  •
  in regard to expenses, uncertainties associated with market acceptance of and demand for InFocus' products, the impact competitive and economic factors have on business buying decisions and dependence on third party suppliers;

  •
  in regard to the tax rate, uncertainties associated with the current estimate of earnings, the expected distribution of income among various tax jurisdictions, and the tax laws in each jurisdiction;

  •
  in regard to product availability and backlog, uncertainties associated with manufacturing capabilities, availability of critical components and dependence on third party suppliers; and

  •
  in regard to future capital expenditures, uncertainties associated with new product introductions, the timing of construction schedules for new facilities.

Results of Operations

Revenue for the first quarter of 2001 was $202.7 million compared to $214.4 million in the first quarter of 2000. The decrease in revenue is primarily attributable to a slowing in demand in the U.S. as weakening economic conditions impacted corporate capital spending. U.S. generated revenues declined 16 percent in the first quarter of 2001 compared to the first quarter of 2000, while revenues increased an average of 15 percent in other parts of the world. Unit shipments were up 9 percent in the first quarter of 2001 compared to the first quarter of 2000, while average selling prices decreased 3 percent sequentially from the fourth quarter of 2000. Certain illumination components for some of the Company's newer products were supply constrained during the fourth quarter of 2000 and briefly in the first quarter of 2001. However, InFocus anticipates adequate supplies of the components in the second quarter of 2001 and beyond.* The illumination component manufacturers have implemented changes to improve quality and have added capital equipment and personnel to increase their manufacturing capacity.

Included in first quarter of 2000 revenue was $4.4 million related to a license agreement with Pixelworks, Inc. ("Pixelworks"). In February 2000, the Company entered into a non-exclusive, perpetual license agreement with Pixelworks, which allows Pixelworks to utilize certain of the Company's technology in exchange for $2.4 million in cash and 156,863 shares of Pixelworks' Series D Preferred Stock with a value of $2.0 million at the time of issuance to the Company.

During the first quarter of 2001, sales outside of the U.S. represented 47 percent of total sales compared to 40 percent in the first quarter of 2000.

InFocus had backlog of approximately $23.4 million at March 31, 2001, compared to approximately $36.3 million at December 31, 2000. Certain illumination components were constrained during the fourth quarter of 2000, which increased backlog at December 31, 2000 over what it would have otherwise been. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2001.* However, should InFocus not receive components as forecasted, some of the backlog orders at March 31, 2001 may be canceled and therefore not result in revenue for InFocus. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

InFocus achieved gross margins of 27.8 percent in the first quarter of 2001 compared to 29.3 percent in the first quarter of 2000, excluding the $4.4 million Pixelworks license fee, and 25.1 percent in the fourth quarter of 2000. Including the license fee, gross margins were 30.8 percent in the first quarter of 2000. The decrease in the gross margin percentage from the first quarter of 2000 was primarily a result of the industry wide DLP component supply constraint that led to higher margins in the first quarter of 2000. The increase from the fourth quarter of 2000 is primarily a result of a shift in the Company's product mix to the Company's smaller, higher margin new products. During the first quarter of 2001, InFocus began shipping in volume two new three-pound class projectors.

Marketing and sales expense was $22.6 million (11.2 percent of revenue) in the first quarter of 2001 compared to $21.9 million (10.2 percent of revenue) in the first quarter of 2000. The increase in dollars spent is primarily a result of costs associated with the launch of several new products in the first quarter of 2001. The increase as a percent of revenue is primarily a result of lower sales in the first quarter of 2001 compared to the first quarter of 2000, as discussed above.

Research and development expense was $8.6 million (4.2 percent of revenue) in the first quarter of 2001 compared to $9.1 million (4.2 percent of revenue) in the first quarter of 2000. The decrease in dollars spent is primarily a result of the timing of projects along with synergies gained from the merger with Proxima ASA, offset in part by increases related to preparing the LP130 for manufacturing and customer shipment, as well as incremental expenses associated with the Company's home entertainment initiative.

General and administrative expense was $10.5 million (5.2 percent of revenue) in the first quarter of 2001 compared to $9.2 million (4.3 percent of revenue) in the first quarter of 2000. The increase in general and administrative expense is primarily a result of additional allowance for doubtful accounts and the addition of non-U.S. profit share. The increase as a percent of revenue is primarily a result of the increased expense in conjunction with lower sales in the first quarter of 2001 compared to the first quarter of 2000.

Merger related costs of $5.4 million in the first quarter of 2001 represent costs incurred with the consolidation of the Company's global supply chain, including distribution, logistics and service operations, which are directly related to the Company's business combination with Proxima ASA in June 2000. InFocus anticipates incurring an additional $4.0 million to $6.0 million of such costs in the second quarter of 2001.* See also Note 5. Merger Related Charges in Notes to Consolidated Financial Statements above.

Income from operations decreased to $8.9 million (4.4 percent of revenue) in the first quarter of 2001 compared to $25.5 million (11.9 percent of revenue) in the first quarter of 2000, as a result of decreased revenues and gross margins and increased operating expenses as a percent of revenue as indicated above.

Income from operations without merger related costs would have been $14.3 million, or 7.1% percent of revenue.

Income taxes are based on an estimated effective rate of 31.0 percent in 2001 compared to 34.9 percent for 2000. The decrease is primarily a result of sustainable merger related tax consolidation benefits.

Liquidity and Capital Resources

Total cash and marketable securities, including long-term marketable securities, were $94.6 million at March 31, 2001. At March 31, 2001, the Company had working capital of $275.7 million, which included $69.3 million of cash and cash equivalents and $14.7 million of short-term marketable securities. The current ratio at March 31, 2001 and December 31, 2000 was 2.8 to 1 and 2.9 to 1, respectively.

Cash and cash equivalents increased $2.2 million in the first quarter of 2001 primarily due to $2.9 million provided by operations and the net maturity of $5.7 million of marketable securities, offset by $5.0 million used for the purchase of property and equipment and $1.8 million used for the purchase of patents, trademarks and other long term technology investments.

Accounts receivable decreased $17.4 million to $180.1 million at March 31, 2001 compared to $197.5 million at December 31, 2000. Days sales outstanding were relatively flat at 80 days at March 31, 2001 compared to 79 days at December 31, 2000. The decrease in accounts receivable is primarily due to decreased sales in the first quarter of 2001 compared to the fourth quarter of 2000 and increases in the accounts receivable reserves.

Inventories increased $25.8 million to $121.0 million at March 31, 2001 compared to $95.2 million at December 31, 2000. The increase in inventories was primarily a result of slowing demand in the U.S. market experienced within vendor lead times. Annualized inventory turns were approximately 5.4 times for the quarter ended March 31, 2001 compared to approximately 7.4 times for the fourth quarter of 2000 on an annualized basis.

Other current assets increased $7.9 million to $19.8 million at March 31, 2001 from $11.9 million at December 31, 2000 primarily due to increases in other receivables relating to foreign sales tax refunds.

Accounts payable increased $9.5 million to $104.1 million at March 31, 2001 from $94.6 million at December 31, 2000 primarily due to increases in inventories.

Marketing incentives payable increased $1.7 million to $19.2 million at March 31, 2001 from $17.5 million at December 31, 2000 primarily due to sales and marketing costs associated with the product launch of the three pound LP130 projector during the first quarter of 2001.

Other current liabilities decreased $1.6 million to $9.2 million at March 31, 2001 from $10.8 million at December 31, 2000 primarily due to the payment of costs associated with the Company's business combination with Proxima ASA, which were accrued at December 31, 2000.

Other long-term assets increased $1.5 million to $4.9 million at March 31, 2001 from $3.4 million at December 31, 2000 primarily due to increases in patents, trademarks and other long-term technology investments.

Expenditures for property and equipment totaled $5.0 million in the first quarter of 2001. Total expenditures for property and equipment are expected to total approximately $25.0 million in 2001, primarily for leasehold improvements, product tooling, engineering equipment, manufacturing equipment and information systems infrastructure.*

New Accounting Pronouncements

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. The adoption of these pronouncements in the first quarter of 2001 did not have a material impact on InFocus' financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

InFocus' financial market risk arises from fluctuations in foreign currencies and interest rates.

InFocus has significant operations in Norway, and therefore, is exposed to currency rate risk. For InFocus, a weakening of the Norwegian Kroner relative to the U.S. Dollar has a positive effect on the cost of operating in Norway but has a negative foreign currency translation effect.

InFocus' net investment in foreign subsidiaries with a functional currency other than the U.S. Dollar is not hedged. The net assets in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates were approximately $65.3 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $6.5 million at March 31, 2001. Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company's exposure to market risk for changes in interest rates relates primarily to our investment portfolio. InFocus mitigates this risk by diversifying investments among high credit quality securities in accordance with the Company's investment policy. As of March 31, 2001, the Company's investment portfolio included marketable debt securities of $23.4 million and equity securities of $1.9 million. The debt securities are subject to interest rate risk, and will decline in value if the interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on its financial condition or the results of operations.

The Company is exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in foreign currencies. The Company limits its exposure by engaging in forward exchange contracts. At March 31, 2001, the Company had contracts totaling $3.5 million at a rate of Euro 1.13, which became due on April 24, 2001. Unrealized profit/loss, which were insignificant at March 31, 2001, on forward contracts in foreign currencies were valued on the basis of the market exchange rate at the end of the period.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    No exhibits are required to be filed as a part of this report.

(b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2001	INFOCUS CORPORATION
	By:	/s/ E. SCOTT HILDEBRANDT E. Scott Hildebrandt Senior Vice President, Finance, Chief Financial Officer and Secretary/Treasurer (Principal Financial Officer)

QuickLinks

INFOCUS CORPORATION FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
INFOCUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except per share amounts) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES