Form 10-Q
period 2001-06-30
INFOCUS CORP
filed 2001-08-13
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

Commission file number 000–18908

INFOCUS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon	93-0932102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700B SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 503–685-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	38,878,337
(Class)	(Outstanding at August 9, 2001)

INFOCUS CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFOCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30,	December 31,
	2001	2000

Assets	(unaudited)
Current Assets:
Cash and cash equivalents	$63,709	$67,099
Marketable securities	18,295	19,919
Accounts receivable, net of allowances of $22,503 and $18,599	174,619	197,514
Inventories, net	144,659	95,153
Income taxes receivable	-	5,527
Deferred income taxes	18,482	17,938
Other current assets	15,035	11,949

Total Current Assets	434,799	415,099

Marketable securities	8,627	11,577
Property and equipment, net of accumulated depreciation of $52,792 and $49,480	29,019	26,652
Deferred income taxes	5,140	4,975
Goodwill, net of accumulated amortization of $5,849 and $5,072	18,337	18,885
Other assets, net	7,018	3,361

Total Assets	$502,940	$480,549

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$1,000	$1,007
Accounts payable	102,084	94,600
Payroll and related benefits payable	10,660	10,613
Taxes payable, net	3,588	-
Marketing incentives payable	16,281	17,472
Accrued warranty	6,615	9,816
Other current liabilities	10,415	10,836

Total Current Liabilities	150,643	144,344

Other Long-Term Liabilities	2,234	2,088

Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 38,859,772 and 38,761,226	82,806	81,528
Additional paid-in capital	74,447	74,061
Accumulated other comprehensive income (loss):
Foreign currency translation	(14,535)	(12,087)
Unrealized gain on equity securities	2,868	1,029
Retained earnings	204,477	189,586

Total Shareholders' Equity	350,063	334,117

Total Liabilities and Shareholders' Equity	$502,940	$480,549

The accompanying notes are an integral part of these consolidated balance sheets.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenue	$185,253	$220,740	$387,983	$435,175
Cost of sales	137,082	159,659	283,434	308,105

Gross profit	48,171	61,081	104,549	127,070

Operating expenses:
Marketing and sales	22,110	21,950	44,722	43,802
Research and development	9,110	8,833	17,681	17,884
General and administrative	6,485	7,615	16,963	16,797
Merger costs	2,336	12,723	7,758	12,723
Goodwill amortization	377	359	777	724

	40,418	51,480	87,901	91,930

Income from operations	7,753	9,601	16,648	35,140

Other income (expense):
Interest expense	(221)	(184)	(280)	(430)
Interest income	789	1,330	1,757	2,747
Other, net	2,941	247	3,456	730

	3,509	1,393	4,933	3,047

Income before income taxes	11,262	10,994	21,581	38,187
Provision for income taxes	3,492	3,983	6,690	13,571

Net income	$7,770	$7,011	$14,891	$24,616

Weighted average common shares outstanding:
Basic	$0.20	$0.18	$0.38	$0.64

Diluted	$0.20	$0.17	$0.37	$0.61

Shares used in per share calculations:
Basic	38,823	38,290	38,814	38,186

Diluted	39,734	40,505	39,794	40,479

The accompanying notes are an integral part of these consolidated financial statements.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2001	2000

Cash flows from operating activities:
Net income	$14,891	$24,616
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,087	5,966
Deferred income taxes	(777)	(1,766)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	180	1,379
Gain on sale of marketable securities	(1,762)	-
Loss on sale of equipment	39	55
Other non-cash expenses	1,503	2,172
(Increase) decrease in:
Accounts receivable, net	20,952	(22,220)
Inventories, net	(50,924)	(20,518)
Other current assets	(3,227)	(3,637)
Increase (decrease) in:
Accounts payable	8,435	21,628
Payroll and related benefits payable	173	(1,127)
Taxes payable, net	9,115	(2,696)
Marketing incentives payable, accrued warranty and other current liabilities	(4,394)	14,695
Other long-term liabilities	179	(851)

Net cash provided by operating activities	2,470	17,696

Cash flows from investing activities:
Purchase of marketable securities	(7,436)	(12,376)
Maturity/sales of marketable securities	15,611	18,529
Payments for purchase of property and equipment	(10,851)	(15,589)
Proceeds from sale of property and equipment	29	-
Cash paid for MediaVision	-	(924)
Other assets, net	(4,123)	269

Net cash used in investing activities	(6,770)	(10,091)

Cash flows from financing activities:
Payments on notes payable	(7)	(701)
Proceeds from sale of common stock	1,043	3,796

Net cash provided by (used by) financing activities	1,036	3,095

Effect of exchange rate changes on cash	(126)	(741)

Net increase (decrease) in cash and cash equivalents	(3,390)	9,959

Cash and cash equivalents:
Beginning of period	67,099	91,827

End of period	$63,709	$101,786

The accompanying notes are an integral part of these consolidated financial statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1. Basis of Presentation

The consolidated financial information included herein have been prepared by the InFocus Corporation (“InFocus” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2000 is derived from InFocus’ 2000 Annual Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in InFocus’ 2000 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

	June 30, 2001	December 31, 2000

Raw materials and components	$55,906	$37,663
Work-in-process	4,362	3,959
Finished goods	84,391	53,531

	$144,659	$95,153

Note 3. Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS:

Three Months Ended June 30,	2001			2000

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS
Net income available to Common Shareholders	$7,770	38,823	$0.20	$7,011	38,290	$0.18

Diluted EPS
Effect of dilutive stock options	-	911		-	2,215

Net Income available to Common Shareholders	$7,770	39,734	$0.20	$7,011	40,505	$0.17

Six Months Ended June 30,	2001			2000

	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Basic EPS
Net income available to Common Shareholders	$14,891	38,814	$0.38	$24,616	38,186	$0.64

Diluted EPS
Effect of dilutive stock options	-	980		-	2,293

Net income available to Common Shareholders	$14,891	39,794	$0.37	$24,616	40,479	$0.61

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Stock options	2,030	24	1,826	13

Note 4.  Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains on equity securities available for sale that are reflected in shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net income	$7,770	$7,011	$14,891	$24,616
Foreign currency translation (losses)/gains	(2,075)	459	(2,448)	(3,195)
Net unrealized gain on equity securities	2,377	1,572	1,839	1,572

Total comprehensive income	$8,072	$9,042	$14,282	$22,993

Note 5.  Merger Related Charges

In January 2001, the Company announced a merger related plan.  The plan is to eliminate redundancies and duplicate activities existing in the merged companies, specifically in distribution, logistics and service operations, as well as opportunities to better balance manufacturing capacity loading in the U.S. and Norway.

Pursuant to the plan, the Company consolidated its San Diego, California logistics, factory repair and service operations into its facilities in Wilsonville, Oregon.  In addition, the Company consolidated similar European operations in Brussels, Belgium, using third party providers for logistics and factory repair.  In Asia, the Company consolidated its operations in Singapore.  During the second quarter of 2001, the Company also began a contract manufacturing initiative with Flextronics, a Malaysian based corporation. These consolidation efforts resulted in the reduction of approximately 130 employees worldwide.  The amount expensed to merger costs for the six months ended June 30, 2001 totaled $7.8 million, $0.6 million of which was accrued but not paid as of June 30, 2001. The components of the amount expensed were evenly split among employee reduction costs, advisory fees/other and write-off of assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements in this Form 10-Q which InFocus considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature.  Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. InFocus, from time to time, may make forward-looking statements relating to the following:

•	Anticipated expenses;
•	Inventory balances;
•	Backlog; and
•	Future capital expenditures.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

•	in regard to anticipated expenses and inventory balances, uncertainties associated with market acceptance of and demand for InFocus’ products, the impact competitive and economic factors have on business buying decisions and dependence on third party suppliers;
•	in regard to product backlog, uncertainties associated with manufacturing capabilities, availability of critical components and dependence on third party suppliers;
•	and in regard to future capital expenditures, uncertainties associated with new product introductions, and the timing of construction schedules for new facilities.

Results of Operations

Revenue for the second quarter of 2001 decreased to $185.3 million from $220.7 million in the second quarter of 2000, and decreased to $388.0 million for the six months ended June 30, 2001 from $435.2 million for the comparable period of 2000.  The decrease in revenue is primarily attributable to a slowing in demand as weakening economic conditions impacted corporate capital spending.  U.S. generated revenues declined 28 percent in the second quarter of 2001 compared to the second quarter of 2000, while revenues increased 20 percent in Europe and remained flat in Asia for the same periods.  Revenues decreased worldwide in the second quarter of 2001 compared to the first quarter of 2001 due to worsening global economic conditions.  Unit sales decreased 3 percent in the second quarter of 2001 compared to the second quarter of 2000 and increased 3 percent in the first six months of 2001 compared to the first six months of 2000.  Average selling prices decreased 13 percent for the first half of 2001 compared to the first half of 2000 and 9 percent sequentially from the first quarter of 2001, mainly due to price reductions in the value segment of the Company’s business as a result of a weakening Japanese Yen and excess polysilicon inventory levels in the market.

Included in the six months ended June 30, 2000 revenue is $4.4 million related to a license agreement with Pixelworks, Inc. (“Pixelworks”).

During the first half of 2001, sales outside of the U.S. represented 40 percent of total revenue compared to 34 percent of total revenue in the first half of 2000.

At June 30, 2001, the Company had backlog of approximately $18.5 million, compared to approximately $27.4 million at June 30, 2000 and $36.3 million at December 31, 2000.  Certain illumination components were constrained during the fourth quarter of 2000, which increased backlog at December 31, 2000 over what it would have otherwise been.  Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2001.*  However, should InFocus not receive components as forecasted, some of the backlog orders at June 30, 2001 may be canceled and therefore not result in revenue for InFocus.  The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

InFocus achieved gross margins of 26.9 percent in the first six months of 2001, with 26.0 percent achieved in the second quarter of 2001, compared to 29.2 percent in the first six months of 2000 and 27.7 percent in the second quarter of 2000.  Gross margins for the six months ended June 30, 2000, excluding the Pixelworks license fee revenue, were 28.5 percent. The decreases in the gross margin percentages from the three and six month periods ended June 30, 2000 were primarily due to pricing actions in the value segment of the market in response to the weak Japanese Yen and overall excess polysilicon inventory levels in the market.  The negative effect of these pricing actions were offset in part by favorable product mix and cost reductions.

During the second quarter of 2001, InFocus began a contract manufacturing arrangement with Flextronics, a Singapore based corporation.  InFocus currently has one product being manufactured by Flextronics at its Malaysian manufacturing facility and anticipates transferring two additional product platforms to Flextronics in the third quarter of 2001.  In addition to cost savings anticipated with this arrangement, InFocus anticipates gaining efficiencies at its internal manufacturing sites in the second half of 2001.*

Marketing and sales expense was $22.1 million and $44.7 million, respectively (11.9 percent and 11.5 percent of revenue, respectively), for the three and six month periods ended June 30, 2001, compared to $22.0 million and $43.8 million, respectively (9.9 percent and 10.1 percent of revenue, respectively), for the comparable periods of 2000.  The increase in dollars spent in the first half of 2001 is associated with the launch of several new products, which was partially offset by cost control measures that were put in place in the second quarter of 2001.  The increase as a percent of revenue is primarily a result of a lower revenue base.

Research and development expense was $9.1 million and $17.7 million, respectively (4.9 percent and 4.6 percent of revenue, respectively), for the three and six month periods ended June 30, 2001 compared to $8.8 million and $17.9 million, respectively (4.0 percent and 4.1 percent of revenue, respectively), for the comparable periods of 2000. The Company continues to invest in research and development, including the ramping of new product introductions, and our new wireless and Home Entertainment initiatives.  The increases as a percentage of sales are primarily a result of lower sales in the first half of 2001 compared to the first half of 2000.

General and administrative expense was $6.5 million and $17.0 million, respectively (3.5 percent and 4.4 percent of revenue, respectively), for the three and six month periods ended June 30, 2001, compared to $7.6 million and $16.8 million, respectively (3.5 percent and 3.9 percent of revenue, respectively), for the comparable periods of 2000.  The decrease for the second quarter of 2001 compared to the second quarter of 2000 was due to reductions in staffing and related expense control as well as decreased requirements for delinquent account charges.  The increase for the first half of 2001 compared to the first half of 2000 was primarily a result of additional allowance for doubtful accounts in the first quarter of 2001.

Merger related costs of $7.8 million in the first six months of 2001 represent costs incurred with the consolidation of the Company’s global supply chain, including distribution, logistics and service operations, which are directly related to the Company’s business combination with Proxima ASA in June 2000.  The charge was evenly split between employee-reduction costs, asset write-offs and advisory fees/other.  The Company anticipates additional merger related charges in the second half of 2001 totaling approximately $4.0 million.*

In July 2001, the Company announced an additional related restructuring plan.  The plan includes proposed actions to streamline the U.S. Sales and Marketing organization and increase the Company’s manufacturing outsourcing initiative with Flextronics.  The Company believes charges relating to this plan will approximate $6.0 to $8.0 million and will be incurred in the second half of 2001.*  As a restructuring plan was not finalized or approved as of June 30, 2001, there were no amounts expensed or accrued for in the six month period ended June 30, 2001.  In total, InFocus anticipates incurring approximately $8.0 to $12.0 million of merger and related restructuring charges in the second half of 2001.*  See also Note 5. Merger Related Charges.

Income from operations was $7.8 million and $16.6 million, respectively (4.2 percent and 4.3 percent of revenue, respectively), for the three and six month periods ended June 30, 2001, compared to $9.6 million and $35.1 million, respectively (4.3 percent and 8.1 percent of revenue, respectively) for the comparable periods of 2000. The decreases for the three and six month periods ended June 30, 2001 compared to the same periods for 2000 are a result of lower revenues and gross margin percentages, offset in part by lower operating expenses.

Without merger related costs, income from operations would have been $10.1 million and $24.4 million, respectively (5.4 percent and 6.3 percent of revenue, respectively) for the three and six month periods ended June 30, 2001, compared to $22.3 million and $47.9 million, respectively (10.1 percent and 11.0 percent of revenue, respectively) for the comparable periods of 2000.

Other income was $3.5 million and $4.9 million, respectively (1.9 percent and 1.3 percent of revenue, respectively), for the three and six month periods ended June 30, 2001 compared to $1.4 million and $3.0 million, respectively (0.6 percent and 0.7 percent of revenue, respectively), for the comparable periods of 2000.  The increases in the second quarter of 2001 and in the first half of 2001 compared to the comparable periods in 2000 were primarily due to the sale of eighty thousand shares of Pixelworks stock in the second quarter of 2001 at a gain of $1.7 million.

Income taxes through June 30, 2001 are based on an estimated rate of 31.0 percent, which decreased from 35.5 percent in the first six months of 2000.  The decrease is primarily a result of sustainable merger related tax consolidation benefits.

Liquidity and Capital Resources

Total cash and marketable securities, including long-term marketable securities, were $90.6 million at June 30, 2001.  At June 30, 2001, the Company had working capital of $284.2 million, which included $63.7 million of cash and cash equivalents and $18.3 million of short-term marketable securities.  The current ratio at both June 30, 2001 and December 31, 2000 was 2.9 to 1.

Cash and cash equivalents decreased $3.4 million primarily due to $10.9 million used for the purchase of property and equipment, partially offset by $2.5 million provided from operations, the $8.2 million provided by the net maturity and sale of marketable securities and $1.0 million provided by the exercise of stock options.

Accounts receivable decreased $22.9 million to $174.6 million at June 30, 2001 compared to $197.5 million at December 31, 2000.  Days sales outstanding increased to 85 days at June 30, 2001 compared to 79 days at December 31, 2000.  The increase in days sales outstanding is primarily due to the reduction in sales level combined with slower collections. The decrease in accounts receivable is primarily due to decreased sales in the second quarter of 2001 compared to the fourth quarter of 2000 and increases in the accounts receivable reserves in the first half of 2001.

Inventories increased $49.5 million to $144.7 million at June 30, 2001 compared to $95.2 million at December 31, 2000.  The increase in inventories was primarily a result of slowing demand experienced within vendor lead times.  Annualized inventory turns were approximately 4.2 times for the quarter ended June 30, 2001 compared to approximately 7.4 times for the fourth quarter of 2000 on an annualized basis.  The Company anticipates the forces that increased inventory in the first half of 2001 will correct over the next two quarters and that inventory balances will be reduced by December 31, 2001.*  The Company believes it is adequately reserved for any obsolete or excess inventory.*

Accounts payable increased $7.5 million to $102.1 million at June 30, 2001 from $94.6 million at December 31, 2000 primarily due to increases in inventories.

Accrued warranty decreased $3.2 million to $6.6 million at June 30, 2001 from $9.8 million at December 31, 2000 primarily due to improved failure rates for products under warranty.

Expenditures for property and equipment totaled $10.9 million in the first half of 2001, and included purchases for new product tooling, engineering design and test equipment and information systems.  Total expenditures for property and equipment are expected to total approximately $25.0 to $30.0 million in 2001, primarily for leasehold improvements, product tooling, engineering equipment, manufacturing equipment and information systems infrastructure.*

New Accounting Pronouncements

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 138”).  In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”).  SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments.  SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000.  The adoption of these pronouncements in the first quarter of 2001 did not have a material impact on InFocus’ financial position or results of operations.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”   SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  Use of the pooling-of-interest method will be prohibited on a prospective basis only.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for the Company will be fiscal 2002.  The Company expects that the adoption of SFAS No. 142 will result in a pre-tax increase of approximately $1.5 million for the fiscal year 2002 and does not expect to recognize any impairments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

InFocus’ financial market risk arises from fluctuations in foreign currencies and interest rates.

InFocus has significant operations in Norway, and therefore, is exposed to currency rate risk.  For InFocus, a weakening of the Norwegian Kroner relative to the U.S. Dollar has a positive effect on the cost of operating in Norway but has a negative foreign currency translation effect.

InFocus’ net investment in foreign subsidiaries with a functional currency other than the U.S. Dollar is not hedged.  The net assets in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates were approximately $74.0 million.  The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $7.4 million at June 30, 2001.  Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company’s exposure to market risk for changes in interest rates relates primarily to our investment portfolio. InFocus mitigates this risk by diversifying investments among high credit quality securities in accordance with the Company’s investment policy.  As of June 30, 2001, the Company’s investment portfolio included marketable debt securities of $23.1 million and equity securities of $3.8 million.  The debt securities are subject to interest rate risk, and will decline in value if the interest rates increase.  Due to the short duration of the Company’s investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on its financial condition or the results of operations.

The Company is exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in foreign currencies.  The Company limits its exposure by engaging in forward exchange contracts.  There were no outstanding contracts at June 30, 2001.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on April 18, 2001, at which the following actions were taken:

1.	The shareholders elected the seven nominees for director to the Board of Directors of the Company. The seven directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting

Peter D. Behrendt	36,122,981	113,836
Ole J. Fredriksen	33,384,877	2,851,940
Einar J. Greve	36,120,731	116,086
Michael R. Hallman	36,121,800	115,017
John V. Harker	33,399,101	2,837,716
Svein S. Jacobsen	36,118,928	117,889
Nobuo Mii	36,121,487	115,330

2.	The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 2001.

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:

35,783,198	442,468	11,151	-

Item 6.  Exhibits and Reports on Form 8–K

(a) Exhibits
No exhibits are required to be filed as part of this report.

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001	INFOCUS CORPORATION

	By:	/s/ E. Scott Hildebrandt

E. Scott Hildebrandt
Senior Vice President, Finance, Chief Financial Officer and Secretary/Treasurer
(Principal Financial Officer)