Form 10-Q
period 2001-09-30
INFOCUS CORP
filed 2001-11-14
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to____

Commission file number 000–18908

INFOCUS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0932102
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

27700B SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip Code)

503–685-8888
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         ☒            No           ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock without par value	39,013,734
(Class)	(Outstanding at November 9, 2001)

        INFOCUS CORPORATION

        FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30,	December 31,
	2001	2000
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$60,691	$67,099
Marketable securities	17,304	19,919
Accounts receivable, net of allowances of $19,623 and $18,599	167,744	197,514
Inventories, net	125,400	95,153
Income taxes receivable	-	5,527
Deferred income taxes	18,613	17,938
Other current assets	29,138	11,949
Total Current Assets	418,890	415,099

Marketable securities	2,321	11,577
Property and equipment, net of accumulated depreciation of $56,149 and $49,480	34,046	26,652
Deferred income taxes	5,202	4,975
Goodwill, net of accumulated amortization of $6,109 and $5,072	19,147	18,885
Other assets, net	7,305	3,361
Total Assets	$486,911	$480,549

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$1,000	$1,007
Accounts payable	82,830	94,600
Payroll and related benefits payable	7,851	10,613
Taxes payable, net	4,465	-
Marketing incentives payable	15,645	17,472
Accrued warranty	5,012	9,816
Other current liabilities	16,134	10,836
Total Current Liabilities	132,937	144,344

Other Long-Term Liabilities	1,427	2,088

Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 38,940,753 and 38,761,226	83,745	81,528
Additional paid-in capital	74,632	74,061
Accumulated other comprehensive income (loss):
Foreign currency translation	(13,536)	(12,087)
Unrealized gain on equity securities	432	1,029
Retained earnings	207,274	189,586
Total Shareholders' Equity	352,547	334,117
Total Liabilities and Shareholders' Equity	$486,911	$480,549

The accompanying notes are an integral part of these consolidated balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2001	2000	2001	2000
Revenue	$180,176	$227,351	$568,159	$662,526
Cost of sales	134,224	166,029	417,658	474,134
Gross profit	45,952	61,322	150,501	188,392

Operating expenses:
Marketing and sales	20,585	21,412	65,307	65,214
Research and development	9,155	8,865	26,836	26,749
General and administrative	6,465	8,369	23,428	25,166
Merger and restructuring costs	6,102	1,318	13,860	14,041
Goodwill amortization	379	390	1,156	1,114
	42,686	40,354	130,587	132,284

Income from operations	3,266	20,968	19,914	56,108

Other income (expense):
Interest expense	(364)	(222)	(644)	(652)
Interest income	474	1,524	2,231	4,271
Other, net	311	3,015	3,767	3,745
	421	4,317	5,354	7,364
Income before income taxes	3,687	25,285	25,268	63,472
Provision for income taxes	890	8,504	7,580	22,075
Net income	$2,797	$16,781	$17,688	$41,397

Weighted average common shares outstanding:
Basic	$0.07	$0.44	$0.46	$1.08
Diluted	$0.07	$0.41	$0.44	$1.02

Shares used in per share calculations:
Basic	38,888	38,266	38,839	38,251
Diluted	39,691	40,780	39,768	40,648

The accompanying notes are an integral part of these consolidated financial statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net income	$17,688	$41,397
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	11,533	9,841
Stock received related to technology transfer	-	(2,000)
Deferred income taxes	(928)	(1,625)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	303	4,631
Gain on sale of marketable securities	(1,762)	-
Loss on sale of equipment	39	(62)
Other non-cash expenses	2,294	1,271
(Increase) decrease in:
Accounts receivable, net	29,862	(52,465)
Inventories, net	(30,270)	(20,711)
Other current assets	(17,239)	(6,459)
Increase (decrease) in:
Accounts payable	(12,345)	21,044
Payroll and related benefits payable	(2,713)	1,434
Taxes payable, net	9,870	(4,876)
Marketing incentives payable, accrued warranty and other current liabilities	(1,079)	13,169
Other long-term liabilities	(642)	(810)
Net cash provided by operating activities	4,611	3,779

Cash flows from investing activities:
Purchase of marketable securities	(8,703)	(23,500)
Maturity/sales of marketable securities	21,739	24,882
Payments for purchase of property and equipment	(19,107)	(19,574)
Cash paid for acquisitions	(1,949)	(2,141)
Other assets, net	(4,587)	217
Net cash used in investing activities	(12,607)	(20,116)

Cash flows from financing activities:
Buyout of Proxima shares not tendered	-	(17,207)
Payments on notes payable	(7)	(701)
Proceeds from exercise of stock options	1,875	6,809
Net cash provided by (used by) financing activities	1,868	(11,099)

Effect of exchange rate changes on cash	(280)	(310)
Net decrease in cash and cash equivalents	(6,408)	(27,746)

Cash and cash equivalents:
Beginning of period	67,099	91,827
End of period	$60,691	$64,081

The accompanying notes are an integral part of these consolidated financial statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation (“InFocus” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2000 is derived from InFocus’ 2000 Annual Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in InFocus’ 2000 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of cost (using average costs, which approximates the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead.

	September 30, 2001	December 31, 2000
Raw materials and components	$41,489	$37,663
Work-in-process	4,693	3,959
Finished goods	79,218	53,531
	$125,400	$95,153

Note 3. Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS:

Three Months Ended September 30,	2001			2000
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income available to Common Shareholders	$2,797	38,888	$0.07	$16,781	38,266	$0.44
Diluted EPS
Effect of dilutive stock options	-	803		-	2,514
Net Income available to Common Shareholders	$2,797	39,691	$0.07	$16,781	40,780	$0.41

Nine Months Ended September 30,	2001			2000
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income available to Common Shareholders	$17,688	38,839	$0.46	$41,397	38,251	$1.08
Diluted EPS
Effect of dilutive stock options	-	929		-	2,397
Net income available to Common Shareholders	$17,688	39,768	$0.44	$41,397	40,648	$1.02

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Stock options	2,014	20	1,978	420

Note 4.  Comprehensive Income

Comprehensive income includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$2,797	$16,781	$17,688	$41,397
Foreign currency translation gains/(losses)	997	(3,127)	(1,448)	(6,322)
Net unrealized gain/(loss) on marketable securities	(2,436)	4,613	1,026	7,250
Total comprehensive income	$1,358	$18,267	$17,266	$42,325

On July 1, 2001, InFocus designated its intercompany payable to its Norwegian subsidiary, which is denominated in Norwegian Kroner, as a hedge of its net investment in Norway, in accordance with SFAS 133, as amended.  With the hedge designation, the foreign exchange gains and losses from the foreign payable on InFocus’ financials are directly recorded to the foreign currency translation account (CTA) in shareholders’ equity.  The gains and losses remain in the CTA account until the Norwegian subsidiary is liquidated or the payable loses its hedge designation.  The hedge is possible to the extent the payable is less than the net investment in the foreign subsidiary and the net investment is positive.  The net amount of losses included in CTA during the third quarter of 2001 was approximately $1.0 million.

Note 5.  Merger and Restructuring Related Charges

In January 2001, the Company announced a merger related plan to eliminate redundancies and duplicate activities existing in the merged companies, specifically in distribution, logistics and service operations, as well as opportunities to better balance manufacturing capacity loading in the U.S. and Norway.

Pursuant to the plan, the Company consolidated its San Diego, California logistics, factory repair and service operations into its facilities in Wilsonville, Oregon.  In addition, the Company consolidated similar European operations in Brussels, Belgium, using third party providers for logistics and factory repair.  In Asia, the Company consolidated its operations in Singapore.  During the second quarter of 2001, the Company also began a contract manufacturing initiative with Flextronics, a Singapore based corporation. These consolidation efforts resulted in the reduction of approximately 130 employees worldwide.

In July 2001, the Company announced a restructuring plan to streamline the U.S. Sales and Marketing organization and increase the Company’s manufacturing outsourcing initiative with Flextronics.  These restructuring efforts resulted in closing the Company’s San Diego facility and reorganizing the Americas sales and marketing operations.

In connection with these plans, the Company recorded pre-tax charges of $6.1 million and $13.9 million for the three and nine months ended September 30, 2001, respectively, as follows:

	Three months ended September 30, 2001	Nine months ended September 30, 2001
Severance	$1,001	$4,238
Consulting	-	2,361
Fixed Asset Write-downs	610	1,826
Lease Loss Reserve	3,719	3,719
Other	772	1,716
Total	$6,102	$13,860

Accruals relating to the merger and restructuring charges totaled $3.9 million at September 30, 2001 and consisted primarily of the San Diego lease loss reserve.  Due to the recent economic downturn, the Company has not been successful in finding a sub lessee for the San Diego property.  The Company has recorded a loss for all contractual lease payments through March 2004.  The Company will continue its search for a sub lessee and may in future periods have a reduction in the anticipated loss on this lease.

Note 6.  Subsequent Events

The Company anticipates incurring approximately $4.0 million to $6.0 million in the fourth quarter of 2001 related to additional restructuring activities.*  As a result of these activities, in October 2001, the Company announced a reduction of 125 to 150 employees, primarily in production in Norway.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Statements in this Form 10-Q which InFocus considers to be forward-looking are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-Q which the reader may consider to be forward-looking in nature.  Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. InFocus, from time to time, may make forward-looking statements relating to the following:

•      Anticipatedexpenses;

•      Inventory balances;

•      Contract manufacturing volume;

•      Tax rate;

•      Adoption of accounting pronouncements;

•      Restructuring charges;

•      Backlog; and

•      Future capital expenditures.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

•     in regard to anticipated expenses and inventory balances,, uncertainties associated with market acceptance of and demand for InFocus’ products, the impact competitive and economic factors have on business buying decisions and dependence on third party suppliers;

•     in regard to contract manufacturing volumes, uncertainties with the capabilities of an outsourced vendor.

•     in regard to product backlog, uncertainties associated with manufacturing capabilities, availability of critical components and dependence on third party suppliers;

•      in regard to the tax rate, uncertainties associated with the current estimate of earnings, the expected distribution of income among various tax jurisdictions, and the tax laws in each jurisdiction;

•      in regard to restructuring charges, uncertainties with the amount and timing of anticipated expenses;

•      in regard to future capital expenditures, uncertainties associated with new product introductions, and the timing of construction schedules for new facilities; and

•      in regard to the adoption of accounting pronouncements, uncertainties associated with the utilization of acquired intangible assets.

Results of Operations

Revenue for the third quarter of 2001 decreased to $180.2 million from $227.4 million in the third quarter of 2000, and decreased to $568.2 million for the nine months ended September 30, 2001 from $662.5 million for the comparable period of 2000.  The decrease in revenue is primarily attributable to a continuing slowing in demand as weakening economic conditions impacted corporate capital spending. U.S. generated revenues declined 23 percent in the third quarter of 2001 compared to the third quarter of 2000, while revenues decreased 3 percent in Europe and decreased 33 percent in Asia for the same periods.  Revenues decreased worldwide in the third quarter of 2001 compared to the second quarter of 2001 due to worsening global economic conditions.  Unit sales decreased 4 percent in the third quarter of 2001 compared to the third quarter of 2000 and have remained relatively flat for the first nine months of 2001 compared to the first nine months of 2000.  Average selling prices decreased 14 percent for the first nine months of 2001 compared to the first nine months of 2000 and 4 percent sequentially from the second quarter of 2001, mainly due to competitive pricing pressures resulting from the recent economic downturn.

Included in the nine months ended September 30, 2000 revenue is $4.4 million related to a license agreement with Pixelworks, Inc. (“Pixelworks”).

During the first nine months of 2001, sales outside of the U.S. represented 44 percent of total revenue compared to 38 percent of total revenue for the comparable period in 2000.

At September 30, 2001, the Company had backlog of approximately $15.1 million, compared to approximately $32.0 million at September 30, 2000 and $36.3 million at December 31, 2000.  Certain illumination components were constrained during the fourth quarter of 2000, which increased backlog at December 31, 2000 over what it would have otherwise been.  Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2001.*  However, should InFocus not receive components as forecasted, some of the backlog orders at September 30, 2001 may be canceled and therefore not result in revenue for InFocus.  The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that InFocus will realize a profit from filling the orders.

InFocus achieved gross margins of 26.5 percent in the first nine months of 2001, with 25.5 percent achieved in the third quarter of 2001, compared to 28.4 percent in the first nine months of 2000 and 27.0 percent in the third quarter of 2000.  Gross margins for the nine months ended September 30, 2000, excluding the Pixelworks license fee revenue, were 28.0 percent. The decreases in the gross margin percentages from the three and nine month periods ended September 30, 2000 were primarily due to reductions in average selling prices, which were partially offset by improvements in product mix to higher margin new products, continued component cost reductions and savings realized by consolidation of our distribution and logistics facilities around the world.

During the second quarter of 2001, InFocus began a contract manufacturing arrangement with Flextronics, a Singapore based corporation.  InFocus had approximately one-third of total third quarter 2001 units manufactured by Flextronics at its Malaysian manufacturing facility and anticipates transferring two additional product platforms to Flextronics in the fourth quarter of 2001.  InFocus plans to manufacture approximately 50 percent of fourth quarter 2001 product volume at Flextronics. *

Marketing and sales expense was $20.6 million and $65.3 million, respectively (11.4 percent and 11.5 percent of revenue, respectively), for the three and nine month periods ended September 30, 2001, compared to $21.4 million and $65.2 million, respectively (9.4 percent and 9.8 percent of revenue, respectively), for the comparable periods of 2000.  The decrease in dollars spent in the three months ended September 30, 2001 compared to the three months ended September 30, 2000 was primarily due to efficiencies gained with restructuring activities in the first half of 2001 as well as cost control measures designed to match selling expenses with lower revenues.  The increase as a percent of revenue is primarily a result of a lower revenue base.

Research and development expense was $9.2 million and $26.8 million, respectively (5.1 percent and 4.7 percent of revenue, respectively), for the three and nine month periods ended September 30, 2001 compared to $8.9 million and $26.7 million, respectively (3.9 percent and 4.0 percent of revenue, respectively), for the comparable periods of 2000. The Company continues to invest in research and development, including the ramping of new product introductions, and our new wireless and Home Entertainment initiatives.  The increases as a percentage of revenues are primarily a result of lower sales in the first nine months of 2001 compared to the comparable period for 2000.

General and administrative expense was $6.5 million and $23.4 million, respectively (3.6 percent and 4.1 percent of revenue, respectively), for the three and nine month periods ended September 30, 2001, compared to $8.4 million and $25.2 million, respectively (3.7 percent and 3.8 percent of revenue, respectively), for the comparable periods of 2000.  The decreases for the three and nine months periods of 2001 compared to the comparable periods of 2000 were due to reductions in staffing and related expense control.  The increase as a percentage of revenues for the first nine months of 2001 compared to the comparable period of 2000 is primarily a result of lower sales.

Merger and restructuring related costs were $6.1 million and $13.9 million, respectively, for the three and nine month periods ended September 30, 2001.  Merger related costs represent costs incurred with the consolidation of the Company’s global supply chain, including distribution, logistics and service operations, which are directly related to the Company’s business combination with Proxima ASA in June 2000.  In addition, the Company is in the process of streamlining its U.S. sales and marketing organization and increasing the Company’s manufacturing outsourcing initiative with Flextronics.  The Company anticipates incurring approximately $4.0 million to $6.0 million in the fourth quarter of 2001 related to additional restructuring activities.*  See Note 5. Merger and Restructuring Related Charges.

Merger costs were $1.3 million and $14.0 million, respectively, for the three and nine month periods ended September 30, 2000, which related primarily to investment banking and merger advisory fees directly related to the Company’s business combination with Proxima ASA, which was completed in June 2000.

Income from operations was $3.3 million and $19.9 million, respectively (1.8 percent and 3.5 percent of revenue, respectively), for the three and nine month periods ended September 30, 2001, compared to $21.0 million and $56.1 million, respectively (9.2 percent and 8.5 percent of revenue, respectively) for the comparable periods of 2000.  The decreases for the three and nine month periods ended September 30, 2001 compared to the same periods for 2000 are a result of lower revenues and gross margin percentages, offset in part by lower operating expenses in the nine month period.

Without merger related costs, income from operations would have been $9.4 million and $33.8 million, respectively (5.2 percent and 5.9 percent of revenue, respectively) for the three and nine month periods ended September 30, 2001, compared to $22.3 million and $70.1 million, respectively (9.8 percent and 10.6 percent of revenue, respectively) for the comparable periods of 2000.

Other income was $0.4 million and $5.4 million, respectively (0.2 percent and 0.9 percent of revenue, respectively), for the three and nine month periods ended September 30, 2001 compared to $4.3 million and $7.4 million, respectively (1.9 percent and 1.1 percent of revenue, respectively), for the comparable periods of 2000.  The decrease in the third quarter of 2001 compared to the comparable period in 2000 was primarily due to lower investment yields for marketable securities as well as the sale of 50 thousand shares of Pixelworks common stock in the third quarter 2000 for a net gain of $1.6 million.  The decrease for the first nine months of 2001 compared to the comparable period of 2000 was primarily due to lower investment yields for marketable securities.

The effective tax rate for the quarter ended September 30, 2001 was 27 percent before merger and restructuring costs, adjusting the Company’s year to date 2001 tax rate to 30 percent.  This represents a reduction compared to earlier quarters’ tax rate of 31 percent.  The Company has been able to further reduce its effective tax rate as a result of sustainable tax consolidation benefits derived from our merger with Proxima.  The Company believes the current year to date tax rate of 30 percent will be sustainable at least through 2002.*

Liquidity and Capital Resources

Total cash and marketable securities, including long-term marketable securities, were $80.3 million at September 30, 2001.  At September 30, 2001, the Company had working capital of $286.0 million, which included $60.7 million of cash and cash equivalents and $17.3 million of short-term marketable securities.  The current ratio at September 30, 2001 and December 31, 2000 was 3.2 to 1 and 2.9 to 1, respectively.

Cash and cash equivalents decreased $6.4 million in the first nine months of 2001 due to $19.1 million used for the purchase of property and equipment, $1.9 million used for acquisitions and $4.6 million used for other investing activities, partially offset by $4.6 million provided by operations, the net purchases/sales of $13.0 million of marketable securities and $1.9 million provided by the exercise of common stock options.

Accounts receivable decreased $29.8 million to $167.7 million at September 30, 2001 compared to $197.5 million at December 31, 2000.  Days sales outstanding increased to 84 days at September 30, 2001 compared to 79 days at December 31, 2000.  The increase in days sales outstanding is primarily due to the reduction in sales level combined with slower collections. The decrease in accounts receivable is primarily due to decreased sales in the third quarter of 2001 compared to the fourth quarter of 2000.

Inventories increased $30.2 million to $125.4 million at September 30, 2001 compared to $95.2 million at December 31, 2000, but decreased from $144.7 million at June 30, 2001.  The increase in inventories was primarily a result of slowing demand experienced within vendor lead times.  Annualized inventory turns were approximately 4.1 times for the quarter ended September 30, 2001 compared to approximately 7.4 times for the fourth quarter of 2000 on an annualized basis.  The Company anticipates the forces that increased inventory in the first half of 2001 will continue to correct over the next quarter and that inventory balances will be reduced by December 31, 2001.*

Other current assets increased $17.2 million to $29.1 million at September 30, 2001 compared to $12.0 million at December 31, 2000.  The increase is primarily due to a non-trade receivable with Flextronics and value added tax receivables due to timing of payment receipts.

Accounts payable decreased $11.8 million to $82.8 million at September 30, 2001 from $94.6 million at December 31, 2000, primarily due to decreases in inventory purchases during the third quarter 2001.

Accrued warranty decreased $4.8 million to $5.0 million at September 30, 2001 from $9.8 million at December 31, 2000 primarily due to improved failure rates for products under warranty.

Other current liabilities increased $5.3 million to $16.1 million at September 30, 2001 from $10.8 million at December 31, 2000.  The increase is primarily due to accruals for the merger and restructuring related charges, of which the majority consisted of the San Diego lease loss reserve.  The Company has recorded a loss for all contractual lease payments through March 2004.  The Company will continue its search for a sub lessee and may in future periods have a reduction in the anticipated loss on this lease.

Expenditures for property and equipment totaled $19.1 million in the first nine months of 2001, and included purchases for new product tooling, engineering design and test equipment and information systems.  Total expenditures for property and equipment are expected to be approximately $30.0 million in 2001, primarily for leasehold improvements, product tooling, engineering equipment, manufacturing equipment and information systems infrastructure.*

New Accounting Pronouncements

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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.”   SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.  SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 142 effective January 1, 2002.  Furthermore, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature.  Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements prior to the adoption of SFAS No. 142.

SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill.  Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments by the end of the first interim period after adoption.  In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period.  Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $18.8 million and unamortized identifiable intangible assets in the amount of $0.8 million.  The Company anticipates that it will continue to amortize all of its identifiable intangible assets.  The Company expects that the adoption of SFAS No. 142 will result in a pre-tax earnings increase of approximately $1.5 million for fiscal 2002 and does not expect to recognize any impairment charges. *

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

InFocus’ financial market risk arises from fluctuations in foreign currencies and interest rates.

InFocus has significant operations in Norway, and therefore, is exposed to currency rate risk.  For InFocus, a weakening of the Norwegian Kroner relative to the U.S. Dollar has a positive effect on the cost of operating in Norway but has a negative foreign currency translation effect.

On July 1, 2001, InFocus designated its intercompany payable to its Norwegian subsidiary, which is denominated in Norwegian Kroner, as a hedge of its net investment in Norway, in accordance with SFAS 133, as amended.  With the hedge designation, the foreign exchange gains and losses from the foreign payable on InFocus’ financials are directly recorded to the foreign currency translation account (CTA) in shareholders’ equity.  The gains and losses remain in the CTA account until the Norwegian subsidiary is liquidated or the payable loses its hedge designation.  The hedge is possible to the extent the payable is less than the net investment in the foreign subsidiary and the net investment is positive.  The net amount of losses included in CTA during the third quarter of 2001 was approximately $1.0 million.

InFocus’ remaining net investment in foreign subsidiaries after elimination of intercompany balances that are long term in nature or treated as a qualifying hedge under SFAS 133, as amended, with a functional currency other than the U.S. Dollar is not hedged.  The remaining net assets in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates were approximately $83.2 million.  The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $8.3 million at September 30, 2001.  Any loss in fair value would be reflected as a cumulative translation adjustment and would not reduce reported net income of the Company.

The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. InFocus mitigates this risk by diversifying investments among high credit quality securities in accordance with the Company’s investment policy.  As of September 30, 2001, the Company’s investment portfolio included marketable debt securities of $18.3 million and equity securities of $1.3 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  Due to the short duration of the Company’s investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on its financial condition or the results of its operations.

The Company is exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in foreign currencies.  The Company has established a foreign currency derivative program, utilizing foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures.  Under this program, increases or decreases in the Company’s foreign currency transactions are offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses.  The Company does not use forward contracts for trading purposes.  All foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of the period with unrealized gains and losses included in other income (expense).  As the foreign currency transactions are realized as cash flows against the maturing forward contracts, the realized gains and losses are recorded in net income as a component of other income (expense).  The unrealized gain (loss) on the outstanding forward contracts at September 30, 2001 was immaterial to the Company’s consolidated financial statements.

The following table presents the notional amounts (at contract exchange rates) and the contractual foreign currency exchange rates for the Company’s outstanding forward contracts as of September 30, 2001.  These forward contracts mature in approximately thirty day periods or less as of September 30, 2001.

Functional Currency	Notional Amount	Notional Exchange Rate
Euro	$12,000	0.92
Japanese Yen	2,000	117.80
Swedish Krona	1,500	10.75
Total	$15,500

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8–K

(a) Exhibits

No exhibits are required to be filed as part of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2001	INFOCUS CORPORATION

		By:	/s/ E. SCOTT HILDEBRANDT
E. Scott Hildebrandt
Senior Vice President, Finance, Chief Financial Officer and Secretary/Treasurer
(Principal Financial Officer)