Form 10-K405
period 2001-12-31
INFOCUS CORP
filed 2002-03-15
CIK 845434

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 19344

For the Fiscal Year Ended: December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-18908

INFOCUS CORPORATION
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0932102 (I.R.S. Employer Identification No.)
27700B SW Parkway Avenue, Wilsonville, Oregon (Address of principal executive offices)	97070 (Zip Code)

Registrant's telephone number, including area code: 503-685-8888

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, without par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

        The aggregate market value of the voting stock held by non-affiliates of the Registrant is $537,193,586 as of February 28, 2002 based upon the last sales price ($17.36) as reported by the Nasdaq National Market System.

        The number of shares outstanding of the Registrant's Common Stock as of February 28, 2002 was 39,199,462 shares.

Documents Incorporated by Reference

        The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

INFOCUS CORPORATION
2001 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

Forward Looking Statements

        Statements in this Form 10-K, which InFocus Corporation considers to be forward-looking, are denoted with an *, and the following cautionary language applies to all such statements, as well as any other statements in this Form 10-K which the reader may consider to be forward-looking in nature. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in the forward-looking statements. We, from time to time, may make forward-looking statements relating to the following:

  •
  Unit pricing and volume;

  •
  Anticipated expenses;

  •
  Inventory balances;

  •
  Contract manufacturing volume;

  •
  Tax rate;

  •
  Adoption of accounting pronouncements;

  •
  Restructuring charges;

  •
  Backlog; and

  •
  Future capital expenditures.

        The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

  •
  In regard to unit pricing and volume, uncertainties associated with global currency fluctuations, market acceptance of, and demand for, our products and the availability and pricing of critical components;

  •
  in regard to anticipated expenses and inventory balances, uncertainties associated with market acceptance of, and demand for, our products, the impact that competitive and economic factors have on business buying decisions, and dependence on third party suppliers;

  •
  in regard to contract manufacturing volumes, uncertainties associated with the capabilities of outsourced vendors;

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

Introduction

        InFocus Corporation (an Oregon corporation) was founded in October 1986 to develop, manufacture and market innovative projection products. Our products utilize polysilicon LCD and Digital Light Processing™ ("DLP") technologies to present output from personal computers and other electronic devices. The DLP technology is used in the Digital Micromirror Devices™ ("DMDs"), which are used in certain of our projectors.

Products

        We develop, manufacture and market data/video projection products and services to present video, audio, graphics and data from personal computers, workstations, VCRs, DVDs and laser disc players. Our products are used in business, education, government and home theater markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving the sharing of computer-generated and/or video information with an audience. Our products are compatible with all major personal computers and most video sources used in business and education. A key characteristic of our products is resolution. Resolution is defined by using standard industry terms SVGA, XGA, SXGA and UXGA, which are terms that define the number of pixels in a display. An SVGA display has 480,000 pixels (800X600), an XGA has 786,432 pixels (1,024X768), an SXGA has 1,310,720 pixels (1,280X1,024) and a UXGA has 1,920,000 pixels (1,600X1,200).

        We have established product platforms intended to meet the diverse projection requirements of our audience. These are Mobile Projectors, Meeting Room Projectors, Installation and Integration Projectors and Home Entertainment Projectors. Mobile Projectors are intended for mobile professionals who place a premium on reduced size and weight in projection solutions. Meeting Room Projectors are intended for conference or training room environments that require both mobility and a superior image. Installation and Integration Projectors are intended for large venues and auditorium environments that require fixed, high and bright solutions where optimal connectivity alternatives are available. Home entertainment projectors are intended for home theater, gaming and entertainment environments in the home.

Mobile Projectors:

        InFocus LP130 is a digital mobile projector at 31bs (1.36kg) with 1,100 lumens, XGA resolution, a zoom lens, data/video connectivity standard and DLP technology.

        ASK M3 and Proxima UltraLight 350 have 1,100 lumens, weigh 3.51bs (1.5kg) and are fully digital with XGA resolution and DLP technology. The M3 and UltraLight 350 are also very quiet, at 32 db., and have video module ports, which replicate DVI/I and USB, in addition to supporting RCA, S-video and a one-watt stereo speaker.

        InFocus LP280, ASK C20 and Proxima S540 have 1,000 lumens, SVGA resolution, weigh 5.71bs (2.59kg), with 0.7" polysilicon LCDs.

        InFocus LP290, ASK C60 and Proxima X540 have 1,100 lumens, XGA resolution, weigh 5.71bs (2.59kg), with 0.7" polysilicon LCDs.

Meeting Room Projectors:

        InFocus LP500 has 2,000 lumens, SVGA resolution, weighs 5.71bs (2.59kg), has analog and digital connectivity, Faroudja Video and DLP technology.

        InFocus LP530 has 2,000 lumens, XGA resolution, weighs 5.71bs (2.59kg), has analog and digital connectivity, Modular Design, Faroudja Video and DLP technology.

        InFocus LP630 has 2,000 lumens, XGA resolution, weighs 8.91bs (4.0kg), has analog and digital connectivity, with 0.9" MLA polysilicon LCDs.

        ASK C85 and Proxima DP5155 have 1,700 lumens, SVGA resolution, weigh 7.51bs (3.4kg), have analog and digital connectivity, with 0.9" polysilicon LCDs.

        ASK C95 and Proxima DP6105 have 1,500 lumens, XGA resolution, weigh 7.51bs (3.4kg), have analog and digital connectivity, with 0.9" polysilicon LCDs.

        ASK C105 and Proxima DP6155 have 2,000 lumens, XGA resolution, weigh 7.51bs (3.4kg), have analog and digital connectivity, with 0.9" MLA polysilicon LCDs.

        Proxima DP6860 has 2,800 lumens, XGA resolution, polysilicon LCDs, weighs 13.21bs (5.9kg), with full conference room connectivity including 2 computer inputs, 2 audio inputs, 1 video input and motorized zoom and focus. This projector also offers multiple lens options.

Installation and Integration Projectors:

        InFocus LP790, Proxima DP8000 and ASK C300 are the first network-ready products available from the Company. They feature 3,000 lumens, XGA resolution, an 800:1 contrast ratio, two optional lenses and extensive connectivity. The products are based on 1.3" LCD panel technology.

        Proxima DP9270 and DP9290 are 1.3" LCD-based projectors designed for larger venues. These products have 2,600 lumens (DP9270) and 3,500 lumens (DP9290), respectively, and include interchangeable, user-replaceable lenses, motorized lens shift, full connectivity (analog RGB, DVI, BNC, component, S-Video and RCA audio jacks) and weigh less than 201bs.

        Proxima PRO AV 9500/9550 are based on 1.8" LCD engines and weigh 45 lbs. They have 5,200 lumens with XGA resolution (9500) and 5,800 lumens with SXGA resolution (9550).

Home Entertainment Projector:

        InFocus Screen Play 110 has 1,000 lumens, SVGA resolution, weighs 5.71bs (2.59kg), has analog and digital connectivity, Faroudja Video and DLP technology.

Product and Technology Development

        We have maintained our investment level in research and development in 2001 primarily for new product introductions and our new wireless, networking and Home Entertainment initiatives. We plan to continue to invest in research and development at a consistent rate as a percent of revenue, based on our targeted business model.

        We expended $36.2 million, $34.8 million and $27.1 million on research and development activities for the years ended December 31, 2001, 2000 and 1999, respectively.

Marketing and Distribution

        We have devoted significant resources to develop and support a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. In the U.S., we offer our products through approximately 75 authorized professional audiovisual dealers and direct resellers. In addition, we sell our InFocus and Proxima brand products through wholesale distributors including Ingram Micro, Tech Data, D&H, Electrograph, ICG, Stampede, Synnex and Wynit, which in turn sell to approximately 3,000 PC resellers, online providers, catalogs and government resellers.

        Outside the U.S., we sell our products to approximately 130 international business partners in more than 87 countries. These distributors sell our products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. For the year ended December 31, 2001, sales outside of the U.S.

represented approximately 44 percent of our revenue. Sales subsidiaries, located in Singapore, China, Norway, Germany, Sweden, France, Russia and The Netherlands, work with international distributors and local direct dealers to sell and support our products.

        We have private label OEM arrangements with IBM, Toshiba, Boxlight Corporation, Geha, Siemens, Yokogawa, Triumph Adler and PictureTel, which resell the Company's projectors under their own labels.

        Additionally, we sell our products and services directly to large multinational organizations including Accenture (formerly Andersen Consulting), Hewlett Packard, IBM, Intel, J.D. Edwards, Microsoft, Motorola, Oracle, People Soft, Pfizer and PricewaterhouseCoopers via our WorldView Global Accounts Program. WorldView companies work with our teams to identify their presentation technology needs company-wide, then consolidate their purchase and support requirements across geographic boundaries. Sales of projectors and services are fulfilled either directly by us or through one of our local authorized business partners.

Service

        Our customer service includes: call center and internet customer support, factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, service-related training, service engineering and technical publications (including Service Guides, Technical Bulletins & User Guides).

        Our service organization has facilities in Wilsonville, Oregon, Singapore, The Netherlands and Norway. Factory repair is performed at our Wilsonville, Oregon and Fredrikstad, Norway facilities and in partnership with DHL (Belgium), DAX (Ireland) and PCS (Asia Pacific).

        In addition, personnel in approximately 200 Authorized Service Centers worldwide are trained by us to provide product repair, technical support, and training to their resellers and end-user customers.

        Customers have access via telephone (7 X 24) and email in the United States, Europe and Asia or the worldwide web to technical specialists who answer application and hardware questions. All current products are covered by either a two-year or a three-year warranty for parts and labor from the date of purchase with extended service agreements available for purchase. Examples of enhanced service programs offered for purchase include product loaner programs to support end users while products are being repaired.

Manufacturing and Supply

        The principal components of our products are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, lenses, plastic housing parts and electronic sub-assemblies. We procure and test parts manufactured to our specifications and also design and deliver certain electronic components to local sub-contractors for sub-assembly. The DMD imaging engines are produced in our class 10,000 clean room, requiring the design, specification and handling of precision optics. The manufacture of finished products includes precise alignment of optical elements and 100 percent image quality testing. Manufacturing is performed primarily by employees at our Wilsonville, Oregon facility and by a world-class contract manufacturer, Flextronics in Malaysia. Limited manufacturing is also performed at our Norway facility. In the fourth quarter of 2001, approximately 50 percent of our production was provided by Flextronics.

        We generally attempt to procure components from multiple sources. Certain components, however, including LCDs, DMDs, illumination devices and plastic housing parts, are purchased from single or limited sources. We believe that we could obtain most LCDs manufactured to our specifications from other foreign sources within three-to-six months at a price that would not be materially higher than the price paid to existing suppliers. We do not have alternate sources for the DMDs and certain illumination products. However, if we were unable to get DMDs as projected, we may be able to shift a portion our production to include more products utilizing LCDs instead of DMDs.*

Customers

        We sell our products to a large number of customers worldwide. One customer accounted for 17.6 percent of revenue in the year ended December 31, 2001 and accounted for 13.0 percent of the accounts receivable balance at December 31, 2001. One customer accounted for 21.9 percent of revenue in the year ended December 31, 2000 and accounted for 18.5 percent of the accounts receivable balance at December 31, 2000. One customer accounted for 13.4 percent of revenue in the year ended December 31, 1999.

Backlog

        At December 31, 2001, we had backlog of approximately $24.1 million, compared to approximately $36.3 million at December 31, 2000. Certain illumination components were constrained during the fourth quarter of 2000, which increased backlog at December 31, 2000 over what it would have otherwise been. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2002.* However, should we not receive components as forecasted, some of the backlog orders at December 31, 2001 may be canceled and therefore not result in revenue for us. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Competition

        Our ability to compete in the projection display market depends on certain key product characteristics including ease-of-use, resolution, brightness, image quality, portability and price. We believe that our leadership in developing technologies and our focused effort on development activities give us a competitive advantage.

        We face competition primarily from 30 to 40 manufacturers, 6 of which, including us, make up approximately 65 percent of the products sold in the industry. We expect continued competition as new technologies, applications and products are introduced.* Principal current competitors include Epson, NEC, Sanyo, Philips and Sony.

Patents, Trademarks and Licenses

        We have been issued more than 100 United States patents and numerous corresponding foreign patents covering various novel aspects of our display systems. In addition, numerous applications for United States patents are pending on inventions that enable our display systems to be lighter, easier to use, and produce brighter optimized images. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

        We attempt to protect our proprietary information through agreements with customers and suppliers. We require our employees, consultants and advisors to execute confidentiality agreements on the commencement of employment with or service to us. While we have enhanced our ability to compete by aggressively protecting our intellectual property, we believe the rapid pace of technological change in the industry will mean that our ability to develop new technologies and distribute new products on a timely basis will be of equal importance in maintaining our competitive position.

        We license certain of our patents through Motif, Inc., the Company's 50/50 joint venture with Motorola, Inc. Motif has executed numerous licenses for its technology, with additional licenses under negotiation.

        We have also licensed certain technology from Texas Instruments Incorporated relating to our "auto-sync" electronics.

        We hold United States registered trademarks including registrations for "InFocus," "Proxima," "LP,""LitePro," "Cyclops," "LightPort," "Epresenter," and "Presentation Plus". In addition, we have additional trademark registrations registered or pending in the United States and either hold or have registrations pending for our most important trademarks in over 40 foreign countries.

Employees

        As of December 31, 2001, we had 1,106 employees, including 160 temporary personnel engaged through the services of an employment agency. We believe our relations with our employees are good.

Item 2. Properties

        We lease an approximately 150,000 square foot Wilsonville, Oregon facility and certain improvements under a non-cancelable operating lease, which expires in December 2003. The Company leases an additional 140,000 square feet at an adjacent Wilsonville, Oregon facility under a non-cancelable operating lease, which expires October 31, 2011. The Company also leases space in Norway, California and The Netherlands under leases expiring on June 30, 2002, March 31, 2004 and April 30, 2009, respectively.

        We closed our San Diego, California facility in July 2001. However, due to the recent economic downturn, we have not been successful in finding a sub lessee for this property. Although we are continuing to search for a sub lessee and may in future periods have a reduction in the anticipated loss on this lease, we recorded a loss for all contractual lease payments through March 2004.

        We also hold approximately 20 acres of property adjacent to our Wilsonville, Oregon facilities, which are being held for possible future development.

Item 3. Legal Proceedings

        As of February 28, 2002, there were no material, pending legal proceedings to which we or our subsidiaries are a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock trades on The Nasdaq National Market System under the symbol INFS. In addition, we have a secondary listing on the Oslo, Norway exchange under the symbol IFC. The high and low sales prices on the Nasdaq National Market System for the two years in the period ended December 31, 2001 were as follows:

2000	High	Low
Quarter 1	$37.00	$20.31
Quarter 2	41.38	23.50
Quarter 3	56.13	29.25
Quarter 4	60.25	13.19

2001	High	Low
Quarter 1	$24.13	$13.13
Quarter 2	20.75	13.50
Quarter 3	18.72	12.30
Quarter 4	25.03	11.56

        The approximate number of beneficial shareholders and shareholders of record at February 28, 2002 was 11,600 and 250, respectively.

        There were no cash dividends declared or paid in 2001 or 2000. We do not anticipate declaring cash dividends in the foreseeable future.

Item 6. Selected Financial Data

IN THOUSANDS (except per share amounts)	2001	2000	1999	1998	1997
Statement of Operations Data
Revenue	$760,553	$886,650	$688,519	$515,412	$401,333
Cost of product sales	562,049	642,067	497,775	398,591	285,231

Gross profit	198,504	244,583	190,744	116,821	116,102
Operating expenses:
Marketing and sales	87,126	87,380	74,714	60,644	37,296
Research and development	36,202	34,841	27,077	24,782	20,461
General and administrative	31,130	34,816	26,356	15,738	17,040
Merger and restructuring costs	17,408	15,002	—	—	—
Goodwill amortization	1,524	1,507	2,121	1,450	—

Income from operations	25,114	71,037	60,476	14,207	41,305
Other income (loss)	2,550	8,781	4,173	(2,112)	3,014

Income before income taxes	27,664	79,818	64,649	12,095	44,319
Provision for income taxes	7,469	27,892	21,145	5,476	13,547

Net income	$20,195	$51,926	$43,504	$6,619	$30,772

Basic net income per share	$0.52	$1.35	$1.16	$0.18	$0.88

Diluted net income per share	$0.51	$1.28	$1.12	$0.18	$0.87

Diluted net income per share before merger and restructuring costs	$0.83	$1.58	$1.12	$0.18	$0.87

Balance Sheet Data
Working capital	$292,662	$270,755	$229,756	$176,655	$149,789
Total assets	504,641	484,564	398,795	335,380	247,735
Long-term debt, less current portion	—	762	31	729	14
Shareholders' equity	357,446	334,117	276,493	225,798	174,103

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
2001 Compared to 2000

        Total revenue decreased to $760.6 million in 2001 from $886.7 million in 2000. The decrease in revenue is primarily attributable to slowing demand due to weakening economic conditions, which impacted corporate capital spending. U.S. generated revenues declined 21.9 percent in 2001 compared to 2000, while revenues increased 8.4 percent in Europe for the same period. Unit sales increased 0.7 percent, while average selling prices decreased 14.3 percent in 2001 compared to 2000. The decrease in the average selling prices is mainly due to competitive pricing pressures resulting from the recent economic downturn. Our Japanese competitors typically try to sell larger volumes of projectors in the first quarter of the calendar year, given that it is the last quarter of their fiscal year. Given this, and the fact that the Japanese Yen depreciated 10 percent relative to the U.S. Dollar in the fourth quarter of 2001, we expect to see continued pricing pressures in the first half of 2002.*

        Included in revenue in 2000 is $4.4 million related to a license agreement with Pixelworks, Inc. ("Pixelworks").

        During 2001, sales outside of the United States represented 44 percent of total revenue, compared to 39 percent in 2000.

        At December 31, 2001, we had backlog of approximately $24.1 million, compared to approximately $36.3 million at December 31, 2000. Certain illumination components were constrained during the fourth quarter of 2000, which increased backlog at December 31, 2000 over what it would have otherwise been. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2002.* However, should we not receive components as forecasted, some of the backlog orders at December 31, 2001 may be canceled and therefore not result in revenue for us. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

        Gross profit, as a percentage of revenue, decreased to 26.1 percent in 2001 compared to 27.6 percent in 2000. We achieved gross margins of 25.0 percent in the fourth quarter of 2001. The gross profit percentage for 2000, excluding the Pixelworks license fee revenue, was 27.2 percent. The decrease in the gross profit percentage in 2001 compared to 2000 is primarily due to reductions in average selling prices, which were partially offset by shifts in product mix to higher margin new products, continued component cost reductions and savings realized by consolidation of our distribution and logistics facilities around the world. In addition, in order to take advantage of additional material cost reductions from our Japanese based suppliers due to the weakening of the Yen, we have increased our mix of polysilicon-based products compared to DLP-based products, which are sourced from a supplier in the U.S.

        During the second quarter of 2001, we began a contract manufacturing arrangement with Flextronics, a Singapore based corporation. We had approximately 50 percent of our total fourth quarter 2001 units manufactured by Flextronics. We anticipate realizing savings in 2002, especially in the second half, when Flextronics becomes actively involved in the supplier selection process.* As next generation products are developed and manufactured, we expect an increasing percentage of components to be sourced directly by Flextronics, thereby better utilizing their purchasing power.*

        Marketing and sales expense was relatively flat at $87.1 million (11.5 percent of revenue) in 2001 compared to $87.4 million (9.9 percent of revenue) in 2000. Decreases in coop advertising expenses were offset by increases in direct advertising and the home entertainment initiative. The increase as a percentage of revenue is primarily a result of lower revenues in 2001 compared to 2000.

        Research and development expense increased to $36.2 million (4.8 percent of revenue) in 2001 from $34.8 million (3.9 percent of revenue) in 2000. We continue to invest in research and development, including the ramping of new product introductions and our new wireless, networking and Home Entertainment initiatives. The increase as a percentage of revenue is primarily a result of lower revenues in 2001 compared to 2000. We anticipate continued investments in 2002 at similar levels as 2001.*

        General and administrative expense decreased to $31.1 million (4.1 percent of revenue) in 2001 from $34.8 million (3.9 percent of revenue) in 2000. The decrease is primarily due to an approximately $2.4 million decrease in bad debt expense, primarily due to a significant customer bankruptcy that occurred in 2000, and approximately $1.2 million in savings due to reductions in staffing and related expenses. The increase as a percentage of revenue is a result of lower revenues in 2001 compared to 2000.

        Merger and restructuring related costs were $17.4 million in 2001, and represent costs incurred with the consolidation of our global supply chain, including distribution, logistics and service operations, which are directly related to our business combination with Proxima ASA in June 2000. In addition, we streamlined our U.S. sales and marketing organization and increased our manufacturing outsourcing initiative with Flextronics. We do not anticipate incurring additional merger costs during 2002.* See Note 4 to the consolidated financial statements for additional information.

        Merger related costs of $15.0 million in 2000 include primarily investment banking fees, merger advisory fees and integration costs directly related to our business combination with Proxima ASA, which was completed in June 2000.

        Goodwill amortization was $1.5 million in both 2001 and 2000. Upon adoption of the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002, goodwill ceased to be amortized and therefore, we will not incur any goodwill amortization in 2002. We do not anticipate incurring any impairment charges related to our goodwill or other intangible assets in the first quarter of 2002 upon adoption of SFAS No. 142.*

        Income from operations decreased to $25.1 million (3.3 percent of revenue) in 2001 compared to $71.0 million (8.0 percent of revenue) in 2000. The decrease in 2001 is primarily the result of lower revenues and gross margin percentages.

        Without merger and restructuring related costs, income from operations would have been $42.5 million (5.6 percent of revenue) in 2001 and $86.0 million (9.7 percent of revenue) in 2000.

        Interest income decreased to $3.1 million in 2001 compared to $4.8 million in 2000 due to lower investment yields during 2001 consistent with the overall decline in U.S. interest rates during 2001.

        Other income of $219,000 in 2001 includes a gain on sale of marketable equity securities of $1.7 million and foreign currency transaction gains of $1.4 million, offset by a charge of $2.6 million for the write-down of certain investments in technology companies in the fourth quarter of 2001. Due to the recent economic downturn and other investment specific events, the decline in value of certain investments in emerging technology companies was determined to be permanent. Accordingly, we recorded impairment losses of $2.6 million on our investments in private emerging technology companies in the fourth quarter of 2001. As of December 31, 2001, the carrying value of the portion of our remaining investment portfolio related to emerging technology companies was $3.2 million. Depending on market conditions, we may incur additional charges on our investment portfolio in the future.* Other income of $4.1 million in 2000 includes a $1.6 million gain on the sale of marketable equity securities.

        Income taxes for the year ended December 31, 2001 were recorded at an effective rate of 27.0 percent, which decreased from 34.9 percent in 2000. The decrease is primarily due to a higher mix of earnings attributable to foreign operations, particularly Norway, where our tax rate is lower than in the U.S. In addition, certain one-time merger costs in 2000 were not deductible for tax purposes. Overall, we have been able to reduce our effective tax rate as a result of sustainable tax consolidation benefits derived from our merger with Proxima. We anticipate an increase in our effective tax rate to 30 percent in 2002 due to an anticipated mix change between foreign and domestic income sources.*

        We believe that the impact of inflation was minimal in 2001 and 2000.

2000 Compared to 1999

        Total revenue increased to $886.7 million in 2000 from $688.5 million in 1999. The increase in revenue is primarily attributable to record unit sales, with a 47.5 percent increase in units sold in 2000 compared to 1999. The increase in units sold primarily resulted from strong growth in the microportable segment and new product introductions. The microportable and ultraportable product segment, which includes all products under 111bs., represented 79.2 percent and 78.9 percent, respectively, of total product revenue in the three month and year to date periods ended December 31, 2000. Revenues in the fourth quarter of 2000 were negatively affected in the U.S. as weakening economic conditions impacted corporate capital spending. In addition, certain illumination components for some of our newer products were supply constrained during the fourth quarter of 2000.

        During 2000, sales in the United States represented 61 percent of total revenue, compared to 63 percent in 1999.

        Gross profit, as a percentage of revenue, was relatively flat at 27.6 percent in 2000 compared to 27.7 percent in 1999. We achieved gross margins of 25.1 percent in the fourth quarter of 2000. The lower gross margin achieved in the fourth quarter of 2000 compared to the year to date 2000 average is due to volume shortfalls negatively affecting the absorption of manufacturing costs. The volume shortfalls resulted from the change in economic conditions and component supply constraints discussed above. Gross margin was also negatively affected in the second half of 2000 due to start-up costs related to our Digital Light Processing™ ("DLP") manufacturing capability in Norway. Gross margins in 1999 were positively affected by supply constraints on DLP components that resulted in higher average selling prices than anticipated.

        Marketing and sales expense increased to $87.4 million (9.9 percent of revenue) in 2000 from $74.7 million (10.9 percent of revenue) in 1999. The increase in dollars spent is primarily a result of revenue growth and related channel programs. The decrease as a percent of revenue is primarily a result of efficiencies gained with a higher revenue base.

        Research and development expense increased to $34.8 million (3.9 percent of revenue) in 2000 from $27.1 million (3.9 percent of revenue) in 1999. We continued to invest in research and development at a consistent rate as a percent of revenue, based on our targeted business model. During 2000, we focused our research and development efforts on the high growth microportable segment.

        General and administrative expense increased to $34.8 million (3.9 percent of revenue) in 2000 from $26.4 million (3.8 percent of revenue) in 1999. The increase is primarily a result of our revenue growth and increases in accounts receivable reserves.

        Merger related costs of $15.0 million in 2000 include primarily investment banking fees, merger advisory fees and integration costs directly related to our business combination with Proxima ASA, which was completed in June 2000.

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

        We believe that the impact of inflation was minimal in 2000 and 1999.

Liquidity and Capital Resources

        Total cash and marketable securities, including long-term marketable securities, were $105.9 million at December 31, 2001. At December 31, 2001, we had working capital of $292.7 million, which included $86.1 million of cash and cash equivalents and $18.1 million of short-term marketable securities. The current ratio at December 31, 2001 and 2000 was 3.0 to 1 and 2.8 to 1, respectively.

        Cash and cash equivalents increased $19.0 million in 2001 to $86.1 million at December 31, 2001 as a result of $35.7 million provided by operations, net maturities of $11.0 million of marketable securities and $3.8 million provided by the exercise of common stock options, partially offset by $25.6 million used for the purchase of property and equipment, $1.9 million used for foreign distributor acquisitions and $3.8 million used for investments in emerging technology companies.

        Accounts receivable decreased $38.1 million to $159.4 million at December 31, 2001 compared to $197.5 million at December 31, 2000. The decrease in accounts receivable is primarily due to decreased sales in the last two quarters of 2001 compared to the last two quarters of 2000.

        Inventories increased $8.6 million to $103.8 million at December 31, 2001 compared to $95.2 million at December 31, 2000. The increase in inventories was primarily a result of slowing demand experienced within vendor lead times, and increases in customer service inventories, offset in part by the sale of $39.8 million of raw materials to Flextronics during the fourth quarter of 2001, which are included with outsourced manufacturer receivables at December 31, 2001. Customer service inventories are all considered finished goods and include accessories, remanufactured projectors and replacement lamps.

        Outsourced manufacturer receivables increased $36.9 million to $40.9 million at December 31, 2001 from $4.0 million at December 31, 2000 due to the transition of existing raw material purchases to ramp up Flextronics' outsource production. At December 31, 2001, approximately 50 percent of our finished products were being manufactured by Flextronics, while only a small amount of subassemblies were being manufactured by an outsourced manufacturer at December 31, 2000. We anticipate that this balance will decline throughout 2002 as Flextronics directly procures a greater percentage of the raw materials for production of our products.*

        Other current assets increased $3.0 million to $15.0 million at December 31, 2001 compared to $12.0 million at December 31, 2000. The increase is primarily due to $1.9 million being reclassified from a trade receivable based upon the amount allocated to us from the bankruptcy court for one of our trade customers, who filed for bankruptcy protection in 2000.

        Accrued warranty, including the long-term portion, decreased $4.8 million to $6.3 million at December 31, 2001 from $11.1 million at December 31, 2000 primarily due to improved failure rates for products under warranty and lower replacement part costs.

        Included in other current liabilities at December 31, 2001 is $3.0 million related to our lease loss reserve for our San Diego, California facility, which is no longer being used by us. We closed our San Diego, California facility in July 2001. However, due to the recent economic downturn, we have not been successful in finding a sub lessee for this property. Although we are continuing to search for a sub lessee and may in future periods have a reduction in the anticipated loss on this lease, we recorded a loss for all contractual lease payments through March 2004.

        Expenditures for property and equipment totaled $25.6 million in 2001, and included purchases for new product tooling, engineering design and test equipment, information systems and leasehold improvements. Total expenditures for property and equipment are expected to be approximately $25 million in 2002, primarily for an Oracle IIi implementation project, product tooling and information systems infrastructure.* We anticipate continuing to manufacture products at both our Norway and Wilsonville, Oregon facilities in the future.*

        We anticipate that our current cash and marketable securities, along with cash anticipated to be generated from operations, will be sufficient to fund our operating and capital requirements for at least the next twelve months.*

Seasonality

        Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, 25-30 percent of our revenue has come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong buying season in the fourth quarter by larger wholesale distribution partners, typically leads to our strongest revenues being in the fourth quarter of each year.

Critical Accounting Policies

        The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Pursuant to December 2001 Securities and Exchange Commission guidance, we have prepared the following discussion of critical accounting policies. See note 1 to our consolidated financial statements, Summary of Significant Accounting Policies, for additional information.

        Our critical accounting policies include the following:

  •
  Allowance for uncollectible trade receivables

  •
  Inventory reserves

  •
  Allowance for sales returns

  •
  Product warranty reserves

Allowance for uncollectible trade receivables

        Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.

Inventory Reserves

        We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress, with quantities in excess of 12 months forecasted usage, are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress obsolescence writedowns are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand into our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Allowance for Sales Returns

        We reserve for estimated product returns at the time of sale. We generally limit our customer's return rights to short-term stock rotation rights and defective or damaged product. Historical return rates are monitored monthly on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also regularly monitor and track channel inventory with our significant customers. Variability in channel inventory levels from quarter to quarter are further used to qualitatively adjust our returns reserves. Typically, most returns occur within 60 days of shipment and return rates have averaged in a relatively tight range of 3 percent to 4 percent of sales to customers who are granted such rights. If a dramatic change in the rate of returns were to occur, our estimate of the sales return accrual could change significantly.

Product Warranties

        We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard two-year warranty and, for certain customers, a three-year warranty. We track historical failure rates on a product-by-product basis through data collected by our factory repair centers and authorized service providers. These service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each projector and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. These failure rates are updated routinely as warranty service data becomes available. If circumstances change or a dramatic change in the failure rate were to occur, our estimate of the warranty accrual could change significantly.

New Accounting Pronouncements

        In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133" ("SFAS No. 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 137"). SFAS No. 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 137 and No. 138 establish accounting and reporting standards for all derivative instruments. The adoption of SFAS No. 137 and SFAS No. 138 in 2001 did not have a material affect on our results of operations or financial position.

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment. We adopted the provisions of SFAS No. 142 on January 1, 2002.

        Upon adoption of SFAS No. 142, we had unamortized goodwill in the amount of $18.5 million and unamortized other identifiable intangible assets in the amount of approximately $1.0 million. We anticipate that we will continue to amortize all of our other identifiable intangible assets. With the adoption of SFAS No. 142, we will not incur approximately $1.5 million in amortization expense on a pre-tax basis for fiscal 2002 and we do not expect to recognize any impairment charges.*

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk arises from fluctuations in foreign currencies and interest rates.

        We have significant operations in Norway, and therefore, are exposed to currency rate risk. For us, a weakening of the Norwegian Kroner relative to the U.S. Dollar has a positive effect on the cost of operating in Norway but has a negative foreign currency translation effect.

        Our net investment in foreign subsidiaries, principally Norway, translated into U.S. Dollars using the period-end exchange rates at December 31, 2001, were approximately $75.2 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $7.5 million at December 31, 2001. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, currency gains or losses are reflected as a cumulative translation adjustment and do not reduce our reported net income.

        We are exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in non-functional foreign currencies. We have established a foreign currency derivative program, utilizing foreign currency forward contracts ("forward contracts") to mitigate certain foreign currency transaction exposures. At December 31, 2001, we mitigated our foreign currency risk by hedging approximately two-thirds of our net receivable/payable exposure denominated in foreign currencies. Under this program, increases or decreases in our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. We do not use forward contracts for trading purposes. The effect of an immediate 10 percent change in our foreign currency forward contracts would not have a material affect on our financial results.

        The following table presents the amounts (at contract exchange rates) and the contractual foreign currency exchange rates for our outstanding forward contracts as of December 31, 2001 (Notional Amount in thousands). Forward contracts outstanding at December 31, 2001 mature in 31 days or less as of December 31, 2001.

Currency	Notional Amount	Notional Exchange Rate
Euro	13,500	$1.1182
British Pound	2,500	0.69199
Japanese Yen	256,820	128.13
Swedish Krona	15,885	10.610

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2001, our investment portfolio included marketable debt securities of $18.1 million and marketable equity securities of $1.7 million. The debt securities are subject to interest rate risk, and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

        The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 14 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2001 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2000
Revenue	$214,435	$220,740	$227,351	$224,124
Gross profit	65,989	61,081	61,322	56,191
Net income(1)	17,605	7,011	16,781	10,529
Basic net income per share	0.46	0.18	0.44	0.27
Diluted net income per share	0.44	0.17	0.41	0.26
2001
Revenue	$202,730	$185,253	$180,176	$192,394
Gross profit	56,378	48,171	45,952	48,003
Net income(1)	7,121	7,770	2,797	2,507
Basic net income per share	0.18	0.20	0.07	0.06
Diluted net income per share	0.18	0.20	0.07	0.06

(1)
Includes merger and restructuring related expenses, net of tax, of $0, $9.4 million, $1.4 million, $1.2 million, $3.7 million, $1.6 million, $4.3 million and $3.0 million, respectively, for each of the quarters, beginning with the first quarter of 2000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information required by this item is included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this item is included under the caption Executive Compensation in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

        The Consolidated Financial Statements, together with the report thereon of Arthur Andersen LLP, are included on the pages indicated below:

Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

        The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
3.1		1990 Restated Articles of Incorporation, as Amended—Incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.
3.2		Amendment to 1990 Articles of Incorporation—Incorporated by reference to Exhibit 3.2 to Form 8-K dated June 23, 2000 and filed with the Securities and Exchange Commission on July 7, 2000.
3.3		Amendments to 1990 Articles of Incorporation—Incorporated by reference to Exhibit 3.3 to Form 8-K dated June 23, 2000 and filed with the Securities and Exchange Commission on July 7, 2000.
3.4
1997 Restated Bylaws—Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.
3.5		Amendment to 1997 Restated Bylaws—Incorporated by reference to Exhibit 3.5 to Form 8-K dated June 23, 2000 and filed with the Securities and Exchange Commission on July 7, 2000.
4.1		See Article VII of Exhibit 3.1 and Section II of Exhibit 3.2.
10.1	*	1988 Combination Stock Option Plan, as amended—Incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended December 31, 1991.
10.2	*
Amendment No. 5 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 4.2 of the Company's Form S-8 Registration Statement (Commission File No. 33-47449) as filed with the Securities and Exchange Commission on April 24, 1992.
10.3	*
Amendment No. 6 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.3 of the Company's annual report on Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.
10.4	*
Amendment No. 7 to 1988 Combination Stock Option Plan—Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 16, 1995.
10.5	*
Amendment No. 8 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 4.1.1 of the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.
10.6	*
Amendment No. 9 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.

10.7	*
In Focus Systems, Inc. 1998 Stock Incentive Plan—Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998 and filed with the Securities and Exchange Commission on May 12, 1998.
10.8	*
Form of Incentive Stock Option Agreement—Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.9	*
Form of Non-Qualified Stock Option Agreement—Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.10	*	Form of Restricted Stock Agreement—Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998 and filed with the Securities and Exchange Commission on March 19, 1999.
10.11	*
In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 4.3 to the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on January 26, 1993.
10.12	*
Amendment No. 1 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.
10.13	*
Amendment No. 2 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 4.2.2 of the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.
10.14	*
Amendment No. 3 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.15	*
Amendment No. 4 to the In Focus Systems, Inc. Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.15 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.16	*
Form of Directors' Stock Option Agreement—Incorporated by reference to Exhibit 4.3.1 to the Company's Form S-8 Registration Statement (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on January 26, 1993.
10.17	*	Letter of employment for John V. Harker—Incorporated by reference to the Company's annual report on Form 10-K, as filed with the Securities and Exchange Commission of March 31, 1993.
10.18	*	2002 Executive Bonus Plan—Chief Executive Officer and Chairman of the Board.
10.19	*	2002 Executive Bonus Plan—Corporate Executive Vice President.
10.20	*	2002 Executive Bonus Plan—Corporate Senior Vice President.
10.21	*	2002 Executive Bonus Plan—Corporate Vice President

10.23
Commercial Lease Agreement for Registrant's facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and InFocus Systems, Inc.—Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.24
Lease Agreement—Basic Lease Information by and between GED-IFC, LLC and InFocus Corporation, dated August 28, 2000—Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 19, 2001.
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
10.27	*
Form of Severance Agreement with Executive Officers of In Focus Systems, Inc.—Incorporated by reference to Exhibit 10.24 of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
10.28	*
Form of Severance Agreement with Chief Executive Officer of In Focus Systems, Inc.—Incorporated by reference to Exhibit 10.25 of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
10.29	*
Form of Release and Waiver of Claims Agreement with Executive Officers of In Focus Systems, Inc.—Incorporated by reference to Exhibit 10.26 of the Company's Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
10.30	*
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

Date: February 28, 2002	INFOCUS CORPORATION
	By	/s/ JOHN V. HARKER John V. Harker Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2002:

Signature	Title
/s/ JOHN V. HARKER John V. Harker	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
/s/ MICHAEL D. YONKER Michael D. Yonker	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ PETER D. BEHRENDT Peter D. Behrendt	Director
/s/ OLE J. FREDRIKSEN Ole J. Fredriksen	Director
/s/ EINAR J. GREVE Einar J. Greve	Director
MICHAEL R. HALLMAN Michael R. Hallman	Director
SVEIN S. JACOBSEN Svein S. Jacobsen	Director
NOBUO MII Nobuo Mii	Director

Report of Independent Public Accountants

To the Board of Directors and Shareholders of
InFocus Corporation:

        We have audited the accompanying consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Proxima ASA, a company acquired during 2000 in a transaction accounted for as a pooling of interests, for the year ended December 31, 1999, as discussed in Note 3. Such statements are included in the consolidated financial statements of InFocus Corporation and reflects total revenues of 43 percent of the consolidated total for the year ended December 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for Proxima ASA, is based solely upon the report of the other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Portland, Oregon, January 25, 2002	ARTHUR ANDERSEN LLP

Report of Independent Accountants

        In our opinion, the consolidated statement of income and cash flows of Proxima ASA and its subsidiaries (not presented separately herein) present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in Norway. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in Norway, which are substantially the same as generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Proxima ASA for any period subsequent to December 31, 1999.

PricewaterhouseCoopers DA
Oslo, Norway
February 15, 2000

InFocus Corporation
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2001	2000
Assets
Current Assets:
Cash and cash equivalents	$86,059	$67,099
Marketable securities	18,144	19,919
Accounts receivable, net of allowances of $12,269 and $18,599	159,418	197,514
Inventories, net	103,751	95,153
Income taxes receivable	—	5,527
Deferred income taxes	14,907	17,938
Outsourced manufacturer receivables	40,865	4,015
Other current assets	14,970	11,949

Total Current Assets	438,114	419,114
Marketable securities	1,691	11,577
Property and equipment, net of accumulated depreciation of $56,635 and $49,480	34,823	26,652
Deferred income taxes	1,580	4,975
Goodwill, net of accumulated amortization of $6,487 and $5,072	18,538	18,885
Other assets, net	9,895	3,361

Total Assets	$504,641	$484,564

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$—	$1,007
Accounts payable	101,747	98,615
Payroll and related benefits payable	9,102	10,613
Income taxes payable	1,707	—
Marketing incentives payable	15,201	17,472
Accrued warranty	5,001	9,816
Other current liabilities	12,694	10,836

Total Current Liabilities	145,452	148,359
Other Long-Term Liabilities	1,743	2,088
Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,160,313 and 38,761,226	85,738	81,528
Additional paid-in capital	75,193	74,061
Accumulated other comprehensive income (loss):
Cumulative currency translation adjustment	(14,062)	(12,087)
Unrealized gain on equity securities	796	1,029
Retained earnings	209,781	189,586

Total Shareholders' Equity	357,446	334,117

Total Liabilities and Shareholders' Equity	$504,641	$484,564

The accompanying notes are an integral part of these consolidated balance sheets.

InFocus Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2001	2000	1999
Revenue	$760,553	$886,650	$688,519
Cost of sales	562,049	642,067	497,775

Gross profit	198,504	244,583	190,744
Operating expenses:
Marketing and sales	87,126	87,380	74,714
Research and development	36,202	34,841	27,077
General and administrative	31,130	34,816	26,356
Merger and restructuring costs	17,408	15,002	—
Goodwill amortization	1,524	1,507	2,121

	173,390	173,546	130,268

Income from operations	25,114	71,037	60,476
Other income (expense):
Interest expense	(751)	(81)	(979)
Interest income	3,082	4,804	4,236
Other, net	219	4,058	916

	2,550	8,781	4,173

Income before income taxes	27,664	79,818	64,649
Provision for income taxes	7,469	27,892	21,145

Net income	$20,195	$51,926	$43,504

Basic net income per share	$0.52	$1.35	$1.16

Diluted net income per share	$0.51	$1.28	$1.12

The accompanying notes are an integral part of these consolidated statements.

InFocus Corporation
Consolidated Statements of Shareholders' Equity
For The Years Ended December 31, 2001, 2000 and 1999
(In thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1998	37,158,366	$66,585	$69,002	$94,156	$(3,945)	$225,798
Comprehensive income (loss):
Net income	—	—	—	43,504	—	43,504
Currency translation adjustment	—	—	—	—	(2,705)	(2,705)

						40,799
Compensation expense of stock options	—	—	874	—	—	874
Shares issued pursuant to stock plans	785,752	4,782	1,688	—	—	6,470
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	2,552	—	—	2,552

Balance at December 31, 1999	37,944,118	71,367	74,116	137,660	(6,650)	276,493
Comprehensive income (loss):
Net income	—	—	—	51,926	—	51,926
Currency translation adjustment	—	—	—	—	(5,437)	(5,437)
Unrealized gain on equity securities	—	—	—	—	1,029	1,029

						47,518
Compensation expense of stock options	—	—	2,838	—	—	2,838
Shares issued pursuant to stock plans	1,336,517	10,488	2,112	—	—	12,600
Buyout of Proxima shares not tendered	(519,409)	(327)	(16,880)	—	—	(17,207)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	11,875	—	—	11,875

Balance at December 31, 2000	38,761,226	81,528	74,061	189,586	(11,058)	334,117
Comprehensive income (loss):
Net income	—	—	—	20,195	—	20,195
Currency translation adjustment	—	—	—	—	(1,975)	(1,975)
Unrealized loss on equity securities	—	—	—	—	(233)	(233)

						17,987
Compensation expense of stock options	—	—	270	—	—	270
Shares issued pursuant to stock plans	399,087	4,210	—	—	—	4,210
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	862	—	—	862

Balance at December 31, 2001	39,160,313	$85,738	$75,193	$209,781	$(13,266)	$357,446

The accompanying notes are an integral part of these consolidated statements.

InFocus Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income	$20,195	$51,926	$43,504
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	16,028	11,236	12,689
Deferred income taxes	6,360	(3,602)	(4,013)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	862	11,875	2,552
Other non-cash (income) expense	1,484	(941)	(102)
Disposition of merger related fixed assets	3,366	—	—
(Increase) decrease in:
Accounts receivable, net	32,669	(49,875)	(22,028)
Inventories, net	(8,697)	(29,640)	(8,223)
Income taxes receivable, net	7,216	(8,937)	(649)
Outsourced manufacturer receivables	(36,850)	(1,726)	(194)
Other current assets	(3,641)	(4,824)	4,828
Increase (decrease) in:
Accounts payable	3,403	11,604	22,914
Payroll and related benefits payable	(1,405)	2,095	5,337
Marketing incentives payable, accrued warranty and other current liabilities	(5,005)	14,465	8,021
Other long-term liabilities	(310)	(758)	1,257

Net cash provided by operating activities	35,675	2,898	65,893
Cash flows from investing activities:
Purchase of marketable securities	(12,675)	(32,943)	(29,323)
Maturities of marketable securities	23,636	32,372	15,400
Sale of marketable securities	2,229	2,278	—
Payments for purchase of property and equipment	(25,612)	(22,967)	(10,591)
Proceeds from sale of property and equipment	29	1,249	—
Cash paid for acquisitions	(1,949)	(2,194)	—
Cash paid for cost based technology investments	(3,800)	—	—
Other assets, net	(800)	(289)	(1,520)

Net cash used in investing activities	(18,942)	(22,494)	(26,034)
Cash flows from financing activities:
Buyout of Proxima shares not tendered	—	(17,207)	—
Payments on notes payable	(1,007)	(701)	(22,446)
Borrowings on notes payable	—	1,007	—
Proceeds from sale of common stock	3,793	12,600	6,470

Net cash provided by (used in) financing activities	2,786	(4,301)	(15,976)
Effect of exchange rate on cash	(559)	(831)	(1,041)

Increase (decrease) in cash and cash equivalents	18,960	(24,728)	22,842
Cash and cash equivalents:
Beginning of period	67,099	91,827	68,985

End of period	$86,059	$67,099	$91,827

The accompanying notes are an integral part of these consolidated statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

        The consolidated financial statements include the accounts of InFocus Corporation (the "Company" or "InFocus") and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

        As discussed in Note 3 ("Business Combination with Proxima ASA"), the Company consummated a business combination, effected through a share exchange, with Proxima ASA, a Norwegian headquartered company, in June 2000. This business combination has been accounted for as a pooling of interests and, accordingly, all prior period consolidated financial statements have been restated to include the combined results of operations, financial position and cash flows of Proxima ASA. Proxima ASA's wholly owned U.S. subsidiary, Proxima Corporation, was acquired by Proxima ASA pursuant to a purchase business combination in April 1998. See further details in Note 3. Proxima ASA's financial information is reflected in accordance with accounting principles generally accepted in the United States.

Nature of Operations

        The Company develops, manufactures and markets multimedia projection products and services to present video, audio, graphics and data from personal computers, workstations, VCRs, DVDs and laser disc players. During 2001, the Company shifted a portion of the manufacturing of certain products to an offshore, outsourced manufacturer. The Company's products are used in business, education, government and home theater markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving the sharing of computer-generated and/or video information with an audience. The Company's products are compatible with all major personal computers and most video sources used in business and education.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable.

Cash Equivalents and Marketable Securities

        Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate debt instruments. The Company's marketable securities are classified as "held to maturity" and "available for sale." See Note 5 below.

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

Derivatives and Hedging

        InFocus accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133, 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS 137 and 138 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

        InFocus is exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in non-functional foreign currencies. InFocus utilizes foreign currency forward contracts ("forward contracts") to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are partially offset by gains and losses on the forward contracts, so as to mitigate the possibility of foreign currency transaction gains and losses. The Company does not use forward contracts for trading purposes. All non-functional foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each period with unrealized and realized gains and losses included in other income (expense). The fair value of all outstanding forward contracts at December 31, 2001 and 2000 was immaterial to the Company's consolidated financial statements.

        The following table presents the notional amounts (at contract exchange rates) and the contractual foreign currency exchange rates for the Company's outstanding forward contracts as of December 31, 2001 and 2000 (Notional Amount in thousands). Forward contracts outstanding at December 31, 2001 mature in 31 days or less as of December 31, 2001.

Functional Currency	Notional Amount	Notional Exchange Rate
December 31, 2001
Euro	13,500	$1.1182
British Pound	2,500	0.69199
Japanese Yen	256,820	128.13
Swedish Krona	15,885	10.610
December 31, 2000
Euro	2,358	$1.11

        InFocus' net investment in foreign subsidiaries after elimination of intercompany balances that are long term in nature or treated as a qualifying hedge, with a functional currency other than the U.S. Dollar is not hedged. The remaining net assets in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates were approximately $75.2 million at December 31, 2001.

Revenue Recognition

        Revenue from the sale of products is recognized when title transfers and risk of loss has passed to the customer, which is generally at time of delivery. Some distributors and dealer agreements allow for returns of products and/or price protection under certain conditions within limited time periods. The Company maintains a reserve for sales returns and price adjustments based on historical experience and other qualitative factors. The Company has incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals. Estimated sales returns, price protection and rebates are netted against revenue in the month in which revenue is recognized. These estimates have not differed materially from actual results.

        One of the factors the Company considers in estimating future returns is the extent to which its distributors and dealers are selling through product. The Company has controls in place to monitor channel inventory levels with these customers. The Company believes the risk of returns increases significantly when inventory held by any particular customer exceeds that customer's near term needs. Accordingly, the Company defers recognition of revenue on estimated excess channel inventory in excess of 60 days.

Product Warranty

        Estimated warranty costs are provided for at the time of sale of the warranted products. The Company also sells extended warranties beyond the products' standard two or three-year warranty. Revenue generated from these sales are deferred and amortized into income over the term of the warranty coverage. The amount of deferred revenue at December 31, 2001 and 2000 was immaterial to the Company's consolidated financial position.

Concentrations of Risk

        The Company generally attempts to procure components from multiple sources. Certain components, however, including LCDs, Digital Micromirror Devices™ ("DMDs"), illumination devices and plastic housing parts, are purchased from single or limited sources. The Company believes that it could obtain most LCDs manufactured to its specifications from other foreign sources within three-to-six months at a price that would not be materially higher than the price paid to existing suppliers. The Company does not have alternate sources for the DMDs and certain illumination products.

        During the second quarter of 2001, the Company began a contract manufacturing arrangement with Flextronics, a Singapore based corporation.

        The Company sells its products to a large number of customers worldwide. One customer accounted for 17.6 percent, 21.9 percent and 13.4 percent, respectively, of total revenues for the years ended December 31, 2001, 2000 and 1999. In addition, at December 31, 2001 and 2000, one customer accounted for 13.0 percent and 18.5 percent, respectively, of the accounts receivable balance.

        The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk and, by policy, limits the amount of credit exposure to any one financial institution.

Inventories

        Inventories are valued at the lower of cost, using average costs, which approximate the first-in, first-out (FIFO) method, or market, and include materials, labor and manufacturing overhead.

Outsourced Manufacturer Receivables

        Outsourced manufacturer receivables consist of amounts receivable related to raw material inventory sold to manufacturing subcontractors. Materials are sold at the Company's inventory carrying cost, therefore no profit or loss is realized, nor is the transaction included in revenues or cost of sales.

Property and Equipment

        Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (approximately two to five years). Major repairs and maintenance that extend the useful life are capitalized and amortized over the estimated useful life of the related asset. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

Goodwill

        Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired prior to July 1, 2001 continued to be amortized on the straight-line basis over the expected period to be benefited of fifteen years. Upon full adoption of SFAS No. 142 on January 1, 2002, all goodwill will cease to be amortized and will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. See also Note 2 "New Accounting Pronouncements."

Other Assets

        Other assets include investments in other technology companies accounted for under the cost method, the long-term portion of a note receivable and other intangible assets such as patents and trademarks. The Company anticipates that other intangibles will continue to be amortized over their existing lives of one to seven years after the adoption of SFAS No. 142.

Long-Lived Assets

        Long-lived assets held and used by the Company, intangible assets and other long-term assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets calculated using a discounted future cash flows analysis. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less estimated selling costs.

Marketing Incentives Payable

        Marketing incentives payable primarily includes volume rebates, cooperative advertising and other marketing promotions.

Employee Benefit Plans

        The Company provides a defined contribution pension plan and a 401(k) plan for certain employees. The 401(k) plan does not allow for direct investment in the Company's common stock. The Company has a defined benefit plan for certain of its Norwegian employees.    The net pension liability related to the defined benefit pension plan was $132,000 and $73,000 at December 31, 2001 and 2000, respectively. Detailed information pursuant to Statement of Financial Accounting Standards

No. 87 is not provided due to the immateriality of the defined benefit pension amounts. The total expense related to all of the plans was $2.3 million, $1.7 million and $1.4 million, respectively, for the years ended December 31, 2001, 2000 and 1999.

Research and Development

        Amounts spent on research and development activities are expensed as incurred.

Advertising Costs

        Advertising costs, which are included in sales and marketing expenses, are expensed as incurred in accordance with SOP 93-7. The Company has certain cooperative advertising programs with its customers, based on pre-established percentages of revenue generated from these customers. An accrual for these obligations is made when the related revenue is recognized and reflected in the statement of operations as a sales and marketing expense. Advertising expense was $20.9 million, $19.5 million and $17.1 million in 2001, 2000 and 1999, respectively.

Stock-Based Compensation Plans

        The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company also provides disclosures required pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that companies, which do not choose to account for stock-based compensation as prescribed by this Statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

Net Income Per Share

        Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	2001			2000			1999
Year Ended December 31,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Income available to Common Shareholders	20,195	38,892	0.52	$51,926	38,331	$1.35	$43,504	37,390	$1.16

Diluted EPS:
Effect of Dilutive Stock Options	—	905		—	2,250		—	1,454

Income available to Common Shareholders	20,195	39,797	0.51	$51,926	40,581	$1.28	$43,504	38,844	$1.12

        Shares issuable pursuant to stock options that have not been included in the above calculations totaled 1.8 million, 228,000 and 1.4 million for 2001, 2000 and 1999, respectively, since they would have been antidilutive.

Segment Reporting

        The Company complies with Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment.

Reclassifications

        Certain amounts in the prior year financial statements have been reclassified to conform to the current presentation.

2.    NEW ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards 141 and 142

        In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. The Company will adopt SFAS No. 142 in the first quarter of 2002.

        As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $18.5 million and unamortized identifiable intangible assets in the amount of approximately $1.0 million. The Company anticipates that it will continue to amortize all of its identifiable intangible assets, which consist primarily of patents and trademarks. With the adoption of SFAS No. 142, the Company will not incur approximately $1.5 million in amortization expense on a pre-tax basis for fiscal 2002 and does not expect to recognize any impairment charges.

EITF 01-09

        The Emerging Issues Task Force ("EITF") has issued EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which consolidates and clarifies guidance given under EITF No. 00-14, EITF 00-22 and EITF No. 00-25. These standards, which are required to be adopted in the first quarter of 2002, prescribe guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs. The Company currently offers cooperative advertising programs, volume rebate programs and other miscellaneous promotional programs. Accruals for these items are generally made at the time of sale. Cooperative advertising is reflected as sales and marketing expense, while volume rebates and other promotions are reflected as a reduction of revenue. These practices are consistent with EITF 01-09, and therefore, there will be no impact on the Company's results of operations or financial condition as a result of adopting this standard.

SFAS 143 and 144

        In August 2001, the FASB approved SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"), which will be effective for the fiscal year beginning January 1, 2003. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121") and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 will be effective for the fiscal year beginning January 1, 2002. InFocus does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.*

3.    BUSINESS COMBINATION WITH PROXIMA ASA:

        In March 2000, InFocus announced a business combination agreement with Proxima ASA to exchange all shares of Proxima ASA Common Stock for shares of InFocus Common Stock at a ratio of 0.3615 shares of InFocus Common Stock for each share of Proxima ASA Common Stock. Based on this ratio, InFocus completed this business combination by issuing 14,648,620 shares of its Common Stock in June 2000 for approximately 96 percent of Proxima ASA's shares. During the third quarter of 2000, InFocus purchased, for $17.2 million in cash, the remaining 4 percent of Proxima ASA Common Stock from shareholders who did not tender their shares in the exchange.

        The transaction was accounted for as a pooling of interests and therefore the historical financial statements of InFocus have been restated to include all accounts of Proxima ASA. The Proxima ASA accounts are in accordance with U.S. generally accepted accounting principles. The following is a statement of sales and net income restated to include Proxima results (in thousands).

For the Year Ended December 31, 1999
Sales:
InFocus	$390,691
Proxima	297,828

$688,519

Net income:
InFocus	$26,887
Proxima	16,617

$43,504

4.    MERGER AND RESTRUCTURING RELATED CHARGES:

        In January 2001, the Company announced a plan to eliminate redundancies and duplicate activities existing in the merged companies (InFocus and Proxima ASA), specifically in distribution, logistics and service operations, as well as opportunities to better balance manufacturing capacity loading in the U.S. and Norway.

        Pursuant to the plan, in the second quarter of 2001, the Company consolidated its San Diego, California logistics, factory repair and service operations into its facilities in Wilsonville, Oregon. In addition, the Company consolidated similar European operations in Brussels, Belgium, using third party providers for logistics and factory repair. In Asia, the Company consolidated its operations in Singapore. During the second quarter of 2001, the Company also began a contract manufacturing initiative with Flextronics, a Singapore based corporation. These consolidation efforts resulted in the reduction of approximately 130 employees worldwide.

        In July 2001, the Company announced a restructuring plan to streamline the U.S. Sales and Marketing organization and increase the Company's manufacturing outsourcing initiative with Flextronics. These restructuring efforts resulted in closing the Company's San Diego facility and reorganizing the Americas sales and marketing operations, which resulted in the reduction of approximately 32 employees.

        In October 2001, the Company continued its restructuring initiative by streamlining its Norwegian operations and transferring additional production volume to be manufactured by Flextronics. This consolidation effort resulted in the reduction of approximately 135 employees worldwide.

        In connection with these plans, the Company recorded pre-tax charges of $17.4 million in 2001 as follows (in thousands):

Year Ended December 31, 2001
Severance	$5,828
Consulting	2,361
Fixed asset dispositions and write-downs	3,366
Lease loss reserve	3,719
Other	2,134

Total	$17,408

        Accruals relating to the merger and restructuring charges totaled $3.5 million at December 31, 2001 and consisted primarily of the San Diego lease loss reserve. Due to the recent economic downturn, the Company has not been successful in finding a sub lessee for the San Diego property. The Company has recorded a loss for all contractual lease payments through March 2004. The Company will continue its search for a sub lessee and may in future periods have a reduction in the anticipated loss on this lease.

5.    MARKETABLE SECURITIES:

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

Held to Maturity	December 31, 2001	December 31, 2000
Fair Market Value	$18,266	$29,104

Amortized Cost:
State and Local Government	$18,144	$27,006
Federal Government	—	2,098

Total	$18,144	$29,104

Maturity Information:
Less than one year	$18,144	$19,919
One to five years	—	9,185

Total	$18,144	$29,104

Available for Sale	December 31, 2001	December 31, 2000
Fair market value	$1,691	$2,392

Cost:
Corporate	$895	$1,363

        Gains and losses on the sale of marketable securities are calculated using the specific identification method. At December 31, 2001 and 2000, the Company had an unrealized gain on available for sale securities of $0.8 million and $1.0 million, respectively, which is recorded as a separate component of shareholders' equity.

6.    INCOME TAXES:

        The Company accounts for income taxes in accordance with SFAS 109, Accounting for Income Taxes. The Company realizes tax benefits in the United States as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. Tax benefits of $862,000, $11.9 million and $2.6 million were credited to paid-in capital in 2001, 2000 and 1999, respectively.

        Under existing tax law, undistributed earnings of the Company's foreign subsidiaries will not be subject to U.S. tax until distributed as dividends. Since the earnings have been, and are intended to be, reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to the foreign governments on those earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

        The components of income before income taxes and the provision for income taxes are as follows (in thousands):

Year Ended December 31,	2001	2000	1999
Income before income taxes:
U.S.	$1,670	$65,033	$48,377
Foreign	25,994	14,785	16,272

	$27,664	$79,818	$64,649

Tax provision (benefit):
FEDERAL AND STATE:
Current	$(6,511)	$25,598	$20,380
Deferred	6,891	(3,944)	(3,995)

	380	21,654	16,385
FOREIGN:
Current	7,554	5,546	4,973
Deferred	(465)	692	(213)

	7,089	6,238	4,760

Total	$7,469	$27,892	$21,145

        Total deferred income tax assets at December 31, 2001 and 2000 were $19.0 million and $26.2 million, respectively. Total deferred income tax liabilities at December 31, 2001 and 2000 were $2.5 million and $3.3 million, respectively.

        Individually significant temporary differences include the following (in thousands):

December 31,	2001	2000
Accounts receivable reserves	$4,350	$6,816
Inventory reserves	966	1,965
Book/tax depreciation differences	2,240	2,133
Tax loss and credit carryforwards	1,119	1,701
Accrued warranty	2,292	3,961
Accrued expenses	5,036	4,557
Other	484	1,780

	$16,487	$22,913

        The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

For the Year Ended December 31,	2001	2000	1999
Statutory federal income tax rate	35.0%	35.0%	35.0%
State taxes, net of federal income taxes	0.2	2.9	3.6
Effect of foreign taxes at lower rate than U.S.	(3.4)	(1.1)	(1.8)
Research and development tax credit	(4.0)	(2.2)	(1.8)
Foreign sales corporation tax benefit	(0.6)	(2.0)	(2.1)
Non-deductible goodwill amortization	1.6	0.7	1.3
Tax exempt interest	(2.7)	(1.1)	(0.5)
Non-deductible merger costs	—	2.5	—
Change in valuation allowance	—	(2.4)	(1.9)
Other	0.9	2.6	0.9

Effective tax rate	27.0%	34.9%	32.7%

7.    INVENTORIES:

        The components of inventory are as follows (in thousands):

December 31,	2001	2000
Raw materials and components	$23,674	$37,663
Work-in-process	3,845	3,959
Finished goods	76,232	53,531

	$103,751	$95,153

8.    PROPERTY AND EQUIPMENT:

        The components of property and equipment are as follows (in thousands):

December 31,	2001	2000
Furniture and fixtures	$6,578	$7,282
Manufacturing equipment	29,627	23,829
Engineering equipment	3,867	3,361
Computer equipment	39,559	33,234
Buildings, land and improvements	11,827	8,426

	91,458	76,132
Less accumulated depreciation	(56,635)	(49,480)

	$34,823	$26,652

9.    LEASE OBLIGATIONS:

        The Company leases an approximately 150,000 square foot facility and certain improvements in Wilsonville, Oregon under a non-cancelable operating lease, which expires in December 2003. In November 2001, the Company began leasing an additional 140,000 square feet adjacent to its existing Wilsonville facility. This lease expires October 31, 2011. The Company also leases space in Norway, California and The Netherlands under leases expiring on June 30, 2002, March 31, 2004 and April 30, 2009, respectively.

        The Company is no longer utilizing its San Diego, California facility and has recorded a loss reserve, of which $3.0 million is accrued at December 31, 2001.

        Future minimum lease payments, including amounts due for our San Diego facility, under the non-cancelable operating leases as of December 31, 2001 are as follows (in thousands). There were no capital leases at December 31, 2001.

Year ending December 31,
2002	$8,899
2003	8,278
2004	4,531
2005	3,565
2006	3,769
Thereafter	15,815

Total minimum lease payments	$44,857

        Rental expense related to the above leases for the years ended December 31, 2001, 2000 and 1999 was $4.7 million, $4.9 million and $4.4 million, respectively.

10.  SHAREHOLDERS' EQUITY:

Common Share Purchase Rights

        In July 1997, the Company declared a dividend distribution of one common share purchase right for each outstanding share of the Company's Common Stock (the "Rights"). If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right's exercise price, a number of common shares of the Company having a market value at the time of twice the exercise price of $65. Rights held by the Acquiring Person become void and are not exercisable to purchase shares at the bargain purchase price. An Acquiring Person is defined as a person who acquires 20 percent or more of the outstanding common shares of the Company. In effect, this would enable a holder of Rights (other than an Acquiring Person) to purchase $130 worth of Common Stock at half price. The Company's Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 20 percent or more of the outstanding Common Stock.

Stock Option Plans

        The Company's 1988 Combination Stock Option Plan, as amended (the "1988 Plan") expired in December 1998. The Company's 1998 Stock Incentive Plan (the "1998 Plan" together with the 1988 Plan, the "Plans") was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to employees of the Company and restricted stock and nonstatutory stock options to employees, officers, directors and consultants of the Company. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of the Company's Common Stock at the date of grant. Options granted generally vest over a four-year period and expire ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant.

        The Company also has stock options outstanding under stock option plans assumed in connection with its Proxima ASA business combination. All options under these plans were granted at fair market value, vest over two to three year periods and expire two to five years from the date of grant. Pursuant to the business combination agreement with Proxima, all terms and conditions of the Proxima options remain unchanged with the exception of the adjustment of the exercise price and number of options to conform to the share exchange ratio as agreed in the business combination agreement.

        At December 31, 2001, the Company had 5,614,153 shares of Common Stock reserved for issuance under the above plans.

        Activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1998	1,525	4,060	$8.75
Restricted shares granted	(31)	—	—
Options granted	(630)	630	14.84
Options canceled	29	(247)	6.99
Options exercised	—	(685)	8.49

Balances, December 31, 1999	893	3,758	10.28
Additional shares reserved	3,000	—	—
Restricted shares granted	(48)	—	—
Restricted shares canceled	4	—	—
Options granted	(1,179)	1,179	34.07
Options canceled	139	(312)	11.39
Options exercised	—	(1,276)	9.88

Balances, December 31, 2000	2,809	3,349	18.36
Restricted shares granted	(12)	—	—
Restricted shares canceled	16	—	—
Options granted	(1,355)	1,355	19.73
Options canceled	656	(810)	22.86
Options exercised	—	(394)	9.52

Balances, December 31, 2001	2,114	3,500	$18.77

        The Company's Directors' Stock Option Plan, as amended (the "Directors' Plan") provides for the issuance of stock options covering a total of 400,000 shares of the Company's Common Stock to directors of the Company who have not, at any time during the year preceding the grant of a stock option under the Directors' Plan, been an employee of the Company or its subsidiaries ("Eligible Directors"). The Directors' Plan expires August 22, 2002. The Directors' Plan provides for the automatic grant of options to purchase 20,000 shares of the Company's Common Stock on the date the director becomes an Eligible Director and options to purchase 10,000 shares of the Company's Common Stock on the date that the Eligible Director is re-elected to the Board. All Eligible Director options vest six months after the date of grant.

        At December 31, 2001 the Company had reserved 294,808 shares of Common Stock for issuance under the Directors' Plan. Activity under the Directors' Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1998	174	173	$10.66
Options granted	(30)	30	9.97
Options canceled	—	—	—
Options exercised	—	(25)	7.35

Balances, December 31, 1999	144	178	11.03
Options granted	(70)	70	29.34
Options canceled	—	—	—
Options exercised	—	(17)	10.13

Balances, December 31, 2000	74	231	16.66
Options granted	(50)	50	19.71
Options canceled	—	—	—
Options exercised	—	(10)	10.00

Balances, December 31, 2001	24	271	$17.47

Statement of Financial Accounting Standards No. 123

        The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2001, 2000 and 1999 using the Black-Scholes option pricing model as prescribed by SFAS 123 using the following weighted average assumptions:

For the Year Ended December 31,	2001	2000	1999
Risk-free interest rate	5.00%	6.50%	5.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	5	5	5
Expected volatility	76.6%	76.9%	74.5%

        Using the Black-Scholes methodology, the total value of stock awards and options granted during 2001, 2000 and 1999 was $15.2 million, $31.2 million and $6.4 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock awards and options granted during 2001, 2000 and 1999 was $10.85 per share, $24.96 per share and $9.29 per share, respectively.

        If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below (net income in thousands):

	2001		2000		1999
For the Year Ended December 31,
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$20,195	$10,013	$51,926	$42,496	$43,504	$36,911
Net income per share—basic	$0.52	$0.26	$1.35	$1.11	$1.16	$0.99
Net income per share—diluted	$0.51	$0.26	$1.28	$1.07	$1.12	$0.98

        Information about stock options outstanding at December 31, 2001 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/01	Weighted Average Exercise Price
$4.18 — $4.31	435,862	6.79	$4.31	243,608	$4.31
$4.56 — $8.25	365,767	5.62	$7.26	283,865	$7.47
$8.31 — $15.22	630,083	5.43	$12.98	499,424	$13.12
$15.25 — $16.50	421,524	7.71	$16.20	124,541	$16.37
$16.56 — $19.71	474,867	7.20	$18.49	191,179	$18.67
$19.72 — $21.06	108,537	8.79	$20.73	11,993	$20.43
$21.12 — $21.81	482,350	9.02	$21.79	700	$21.16
$21.87 — $35.44	387,725	8.26	$28.14	147,147	$28.88
$35.56 — $55.50	463,920	8.67	$39.71	119,553	$39.72

$4.18 — $55.50	3,770,635	7.33	$18.67	1,622,010	$15.16

        At December 31, 2000 and 1999, 1.1 million and 1.3 million options, respectively, were exercisable at weighted average exercise prices of $12.33 per share and $10.71 per share, respectively.

11.  EXPORT SALES:

        Geographic revenue information is as follows (in thousands):

For the Year Ended December 31,	2001	2000	1999
United States	$425,130	$544,453	$435,306
Europe	205,614	189,620	161,572
Asia Pacific	87,306	93,685	61,549
Other	42,503	58,892	30,092

	$760,553	$886,650	$688,519

        Long-lived assets by geographic region are as follows (in thousands):

December 31,	2001	2000
United States	$51,779	$37,591
Europe	11,191	10,695
Other	286	612

	$63,256	$48,898

12.  LEGAL CLAIMS AND OTHER CONTINGENCIES:

        From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business. While the ultimate results of these matters cannot presently be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

13.  SUPPLEMENTAL CASH FLOW INFORMATION:

        Supplemental disclosure of non-cash and other cash flow information is as follows (in thousands):

For the Year Ended December 31,	2001	2000	1999
Cash paid during the period for interest	$751	$333	$418
Cash paid during the period for income taxes	5,827	29,641	24,244

Report of Independent Public Accountants
on Consolidated Financial Statement Schedule

To the Board of Directors and Shareholders of
InFocus Corporation:

        We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements included in InFocus Corporation's 2001 Annual Report on Form 10-K, and have issued our report thereon dated January 25, 2002. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. We did not audit the financial statements of Proxima ASA, a company acquired during 2000 in a transaction accounted for as a pooling of interests, as discussed in Note 3 to the consolidated financial statements. Such statements are included in the consolidated financial statements of InFocus Corporation and reflect total allowances for accounts receivable of 29 percent and 34 percent, respectively, as of December 31, 1999 and 1998, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts included for Proxima ASA, is based solely upon the report of the other auditors. The Valuation and Qualifying Accounts schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits, and the report of the other auditors, of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

January 25, 2002	ARTHUR ANDERSEN LLP

SCHEDULE II

InFocus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 1999, 2000 and 2001
(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Describe	Deductions- Describe (a)	Balance of Period
Year Ended December 31, 1999:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$10,676	$35,088	$—	$(32,388)	$13,376
Year Ended December 31, 2000:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$13,376	$86,899	$—	$(81,676)	$18,599
Year Ended December 31, 2001:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$18,599	$47,411	$—	$(53,741)	$12,269
(a)
Charges to the accounts included in this column are for the purposes for which the reserves were created.

QuickLinks

INFOCUS CORPORATION 2001 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Report of Independent Accountants
InFocus Corporation Consolidated Balance Sheets (In thousands, except share amounts)
InFocus Corporation Consolidated Statements of Operations (In thousands, except per share amounts)
InFocus Corporation Consolidated Statements of Shareholders' Equity For The Years Ended December 31, 2001, 2000 and 1999 (In thousands, except share amounts)
InFocus Corporation Consolidated Statements of Cash Flows (In thousands)
INFOCUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Public Accountants on Consolidated Financial Statement Schedule
  SCHEDULE II
InFocus Corporation Valuation and Qualifying Accounts Years Ended December 31, 1999, 2000 and 2001 (In thousands)