Form 10-Q
period 2002-03-31
INFOCUS CORP
filed 2002-05-13
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Registrant’s telephone number, including area code: 503-685-8888

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒                    No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	39,280,723
(Class)	(Outstanding at May 7, 2002)

                INFOCUS CORPORATION

                FORM 10-Q

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31,	December 31,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$87,387	$86,059
Marketable securities	14,705	18,144
Accounts receivable, net of allowances of $15,599 and $12,269	141,296	159,418
Inventories, net	121,992	103,751
Income taxes receivable	2,402	—
Deferred income taxes	14,907	14,907
Outsourced manufacturer receivables	22,523	40,865
Other current assets	16,114	14,970
Total Current Assets	421,326	438,114

Marketable securities	2,527	1,691
Property and equipment, net of accumulated depreciation of $57,623 and $56,635	38,937	34,823
Deferred income taxes	1,618	1,580
Goodwill, net of accumulated amortization of $6,480 and $6,487	19,272	18,538
Other assets, net	9,324	9,895
Total Assets	$493,004	$504,641

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$103,110	$101,747
Payroll and related benefits payable	7,405	9,102
Income taxes payable	—	1,707
Marketing incentives payable	12,871	15,201
Accrued warranty	5,019	5,001
Other current liabilities	10,392	12,694
Total Current Liabilities	138,797	145,452

Other Long-Term Liabilities	1,458	1,743

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,243,038 and 39,160,313	86,583	85,738
Additional paid-in capital	75,621	75,193
Accumulated other comprehensive income (loss):
Cumulative currency translation adjustment	(11,826)	(14,062)
Unrealized gain on equity securities	461	796
Retained earnings	201,910	209,781
Total Shareholders’ Equity	352,749	357,446
Total Liabilities and Shareholders’ Equity	$493,004	$504,641

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2002	2001

Revenue	$156,920	$202,730
Cost of sales	124,413	146,352
Gross profit	32,507	56,378

Operating expenses:
Marketing and sales	21,408	22,612
Research and development	8,969	8,571
General and administrative	12,315	10,478
Merger costs	—	5,422
Goodwill amortization	—	400
	42,692	47,483
Income (loss) from operations	(10,185)	8,895

Other income (expense):
Interest expense	(137)	(59)
Interest income	438	968
Other, net	(1,361)	515
	(1,060)	1,424
Income (loss) before income taxes	(11,245)	10,319
Provision (benefit) for income taxes	(3,374)	3,198
Net income (loss)	$(7,871)	$7,121

Basic net income (loss) per share	$(0.20)	$0.18

Diluted net income (loss) per share	$(0.20)	$0.18

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(7,871)	$7,121
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	4,224	3,641
Write-off of merger related assets	—	1,255
Deferred income taxes	(70)	(742)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	397	45
Other non-cash expense	565	—
(Increase) decrease in:
Accounts receivable, net	22,006	17,335
Inventories, net	(16,575)	(25,922)
Income taxes receivable, net	(4,407)	1,105
Oustourced manufacturer receivables	18,342	(2,126)
Other current assets	(316)	(7,877)
Increase (decrease) in:
Accounts payable	(1,195)	11,743
Payroll and related benefits payable	(1,804)	(590)
Marketing incentives payable, accrued warranty and other current liabilities	(4,953)	(1,427)
Other long-term liabilities	(291)	(703)
Net cash provided by operating activities	8,052	2,858

Cash flows from investing activities:
Purchase of marketable securities	(1,350)	(5,379)
Maturities of marketable securities	3,618	11,073
Payments for purchase of property and equipment	(7,976)	(4,972)
Proceeds from sale of property and equipment	—	29
Cash paid for acquisitions, net of cash acquired	(1,399)	—
Other assets, net	(1,119)	(1,834)
Net cash used in investing activities	(8,226)	(1,083)

Cash flows from financing activities:
Payments on notes payable	—	(7)
Proceeds from sale of common stock	785	455
Net cash provided by financing activities	785	448

Effect of exchange rate on cash	717	(22)
Increase in cash and cash equivalents	1,328	2,201

Cash and cash equivalents:
Beginning of period	86,059	67,099
End of period	$87,387	$69,300

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1.  Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation (“InFocus” or the “Company”), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2001 is derived from InFocus’ 2001 Annual Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in InFocus’ 2001 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of cost (using average costs, which approximate the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead (in thousands).

	March 31, 2002	December 31, 2001
Raw materials and components	$26,534	$23,674
Work-in-process	6,450	3,845
Finished goods	89,008	76,232
Total, net	$121,992	$103,751

Note 3.  Earnings Per Share

Following is a reconciliation of basic earnings (loss) per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended March 31,	2002			2001
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income (loss) available to common shareholders	$(7,871)	39,222	$(0.20)	$7,121	38,796	$0.18
Diluted EPS
Effect of dilutive stock options	—	—		—	1,033
Income (loss) available to common shareholders	$(7,871)	39,222	$(0.20)	$7,121	39,829	$0.18

For the three month periods ended March 31, 2002 and 2001, potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 4,244 and 1,667 shares, respectively, issuable pursuant to stock options.

Note 4.  Comprehensive Income (Loss)

Comprehensive income or loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in shareholders’ equity instead of net income.

The following table sets forth the calculation of comprehensive income or loss for the periods indicated (in thousands):

	Three Months Ended March 31,
	2002	2001
Net income (loss)	$(7,871)	$7,121
Foreign currency translation gains (losses)	2,236	(370)
Net unrealized loss on equity securities	(335)	(538)
Total comprehensive income (loss)	$(5,970)	$6,213

Note 5.  Subsequent Event

In April 2002, the Company announced anticipated restructuring charges totaling $1.0 to $1.3 million in the second quarter of 2002 for severance related costs associated with streamlining its manufacturing operations, channel structure, marketing programs, service and product development processes.  The restructuring is expected to reduce the Company’s head count by 12 percent to 15 percent, resulting in anticipated annualized pre-tax savings of approximately $6.0 million to $9.0 million.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

InFocus Corporation is the worldwide leader in digital projection technology and services, including designing, manufacturing and marketing innovative products for business and home use.  Our products are used in business, education, government and home theater markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving the sharing of computer-generated and/or video information with an audience.

We have established four product platforms intended to meet the diverse projection requirements of our customers.  These are mobile projectors, intended for mobile professionals who place a premium on reduced size and weight; meeting room projectors, intended for conference or training room environments; installation and integration projectors, intended for large venues and auditorium environments; and home entertainment projectors, intended for home theater, gaming and entertainment environments in the home.

We deliver innovative and reliable technology expertise resulting in products that are easy to use and integrate, true multimedia capabilities, quick setup and intuitive operation.  Users can connect to a variety of sources including digital and analog PCs, DVD players, HDTVs, S-video, VCRs, workstations, laser disc players and gaming devices.

We conduct and support research and development to expand the category, provide best-in-class projection technologies and communicate the value of projection to professionals, educators and consumers.  We leverage multiple projection technologies, including polysilicon LCD and Digital Light Processing™ (DLP) technology from Texas Instruments and develop proprietary imaging technology that we have licensed to a number of other vendors.

We have devoted significant resources to developing and supporting a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide.  We sell our InFocus, ASK and Proxima brand products through wholesale distributors, which in turn sell to PC resellers, online providers, catalogs and government resellers.  In addition, we have private label OEM arrangements with a number of companies which resell our projectors under their own labels.

Our customer service organization supports customers through a call center and an Internet based support program.  We also provide factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, and technical publications for our customers and end-users.

Forward Looking Statements

This Form 10-Q contains forward-looking statements regarding our business.  These statements contain language such as believe, expect, anticipate, and other such language regarding various aspects of our business.  Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in any forward-looking statements. We, from time to time, may make forward-looking statements relating to, but not limited to, the following:

•                  Unit pricing and volume;

•                  Anticipated revenues;

•                  Anticipated gross margins;

•                  Anticipated expenses;

•                  Accounts receivable balances;

•                  Inventory balances;

•                  Contract manufacturing volume;

•                  Income tax rate;

•                  Adoption of accounting pronouncements;

•                  Restructuring charges;

•                  Backlog; and

•                  Future capital expenditures.

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

•                  In regard to unit pricing and volume, anticipated revenues and anticipated gross margins; uncertainties associated with global currency fluctuations, market acceptance of, and demand for, our products and the availability and pricing of critical components;

•                  in regard to anticipated expenses and inventory balances, uncertainties associated with market acceptance of, and demand for, our products, the impact that competitive and economic factors have on business buying decisions, and dependence on third party suppliers;

•                  in regard to accounts receivable balances, uncertainties associated with the timing of ultimately collecting balances due from customers and the timing of our shipments to customers within a particular quarter;

•                  in regard to contract manufacturing volumes, uncertainties associated with the capabilities of outsourced vendors;

•                  in regard to product backlog, uncertainties associated with manufacturing capabilities, availability of critical components and dependence on third party suppliers;

•                  in regard to the income tax rate, uncertainties associated with the current estimate of earnings, the expected distribution of income among various tax jurisdictions, and the tax laws in each jurisdiction;

•                  in regard to restructuring charges, uncertainties associated with the amount and timing of anticipated expenses;

•                  in regard to future capital expenditures, uncertainties associated with new product introductions; and

•                  in regard to the adoption of accounting pronouncements, uncertainties associated with the utilization of acquired intangible assets.

Results of Operations

Revenues and Gross Margins

Revenue for the first quarter of 2002 decreased 22.6 percent to $156.9 million compared to $202.7 million in the first quarter of 2001.  The decrease in revenue is primarily attributable to continued slowing in demand in the U.S. as weakened economic conditions continued to impact corporate capital spending.  In addition, aggressive price competition from Japanese competitors due to a weak Yen and the March 31 Japanese year-end contributed to lower average selling prices in the first quarter of 2002.  U.S. generated revenues declined 20.9 percent in the first quarter of 2002 compared to the first quarter of 2001, while revenues remained flat in Europe and decreased 53.1 percent in Asia and 69.7 percent in other parts of the world for the same period.  The significant drop in Asian revenue was due to generally weak economic conditions as well as a modification of our channel strategy in China.  The significant drop in other parts of the world was due to weak economic conditions in Latin America, specifically Argentina.  Unit shipments decreased approximately 5.2 percent in the first quarter of 2002 compared to the first quarter of 2001, while average selling prices decreased 18 percent for the same period.

During the first quarter of 2002, revenues generated geographically were 53.6 percent in the U.S., 35.6 percent in Europe, 8.2 percent in Asia and 2.6 percent in the rest of the world.  For the comparable period in 2001, revenues generated geographically were 52.6 percent in the U.S., 27.5 percent in Europe, 13.4 percent in Asia and 6.5 percent in the rest of the world.

We had backlog of approximately $22.8 million at March 31, 2002, compared to approximately $24.1 million at December 31, 2001. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2002.  However, should we not receive components as forecasted, some of the backlog orders at March 31, 2002 may be canceled and therefore not result in revenue. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

The uncertainties of the current economic environment, both in the U.S. and abroad, make it difficult to estimate revenues in the near term.  Forecasts for technology spending around the world are not overly optimistic in the near term.  If the Japanese Yen does not continue to deteriorate, the intense pricing pressures experienced in the first quarter have the potential to subside.  Also, new competitors are entering the market from Taiwan, as well as

Dell and Hewlett Packard, and their effect on demand for our products has yet to be fully determined.  These factors lead us to expect that revenues will remain relatively flat in the second quarter of 2002 compared to the first quarter of 2002.

We achieved gross margins of 20.7 percent in the first quarter of 2002 compared to 27.8 percent in the first quarter of 2001.  The decrease in the first quarter of 2002 is due to lower average selling prices and lower revenues over which to allocate fixed overhead costs, partially offset by cost reductions and improvements in mix as a result of sales of newer products.

In the first quarter of 2002, we continued the process of shifting more production off shore to Flextronics, our contract manufacturer.  Outsourced production increased to 57 percent of total units manufactured in the first quarter of 2002 compared to 55 percent in the fourth quarter of 2001.  We plan to transition three additional product platforms to Flextronics in the second quarter of 2002 with the goal of having 80 percent of our volume coming from offshore contract manufacturing by the end of 2002.  We will continue to invest in this transition through the second quarter of 2002.  Thereafter, we expect to see a reduction in our internal manufacturing overhead cost over the course of the third and fourth quarters of 2002, as the transition winds down and Flextronics becomes more self-sustaining.  In addition, as new products get introduced in the second half of the year that involve co-development efforts with our contract manufacturing partners, we plan to see material component costs come down as a result of leveraging their supplier base.  We are in the process of adding a second co-development and manufacturing partner in Asia later in 2002 to further reduce our sole source supply business risk and product cost, while improving flexibility and availability of product.

In an effort to draw closer to the end-user in Europe, we acquired a distributor in Switzerland during the first quarter of 2002.  We continue to pursue opportunities to acquire distribution companies in various countries where a more direct approach enhances the end-user relationship, takes a layer of cost out of the channel and provides a channel for future product offerings.  We have acquired distributors in Norway, Germany, Sweden and Switzerland over the last 18 months.

Operating Expenses

Marketing and sales expense was $21.4 million (13.6 percent of revenue) in the first quarter of 2002 compared to $22.6 million (11.2 percent of revenue) in the first quarter of 2001.  The decrease in dollars spent is primarily a result of lower marketing incentives paid to customers as a result of the lower revenues.  The increase as a percent of revenue is primarily a result of lower revenues in the first quarter of 2002 compared to the first quarter of 2001, as discussed above.  We are streamlining our channel structure and marketing programs to be more in line with the current revenue projections.  As a result, we expect marketing and sales expense to decline both in absolute dollars and as a percent of revenue in the remaining quarters of 2002.

Research and development expense was $9.0 million (5.7 percent of revenue) in the first quarter of 2002 compared to $8.6 million (4.2 percent of revenue) in the first quarter of 2001.  Research and development expenditures in the first quarter of 2002 primarily relate to the development of new products, including our home entertainment, networking and wireless initiatives.  The increase in research and development expenditures as a percent of revenue is primarily a result of lower revenues in the first quarter of 2002 compared to the first quarter of 2001, as discussed above.  We are committed to continuing to invest in research and development to solidify our position as the innovative market leader, specifically in wireless, networking and easy to use products.  We expect that the amount spent on research and development expense will remain constant in the remaining quarters of 2002.

General and administrative expense was $12.3 million (7.8 percent of revenue) in the first quarter of 2002 compared to $10.5 million (5.2 percent of revenue) in the first quarter of 2001.  General and administrative expense in the first quarter of 2002 includes a $4.6 million charge related to potential bad debts caused by deterioration of certain customers’ financial condition as a result of the ongoing weak economic conditions in various markets around the world, compared to a $2.0 million charge in the first quarter of 2001. The increase as a percent of revenue is a result of the increased expense in conjunction with lower revenues in the first quarter of 2002 compared to the first quarter of 2001.  Excluding any unanticipated customer bad debts, we expect general and administrative expenses to decline over the remaining quarters of 2002 as we continue to streamline our operations worldwide.

Merger related costs of $5.4 million in the first quarter of 2001 represent costs incurred with the consolidation of our global supply chain, including distribution, logistics and service operations, which are directly related to our business combination with Proxima ASA in June 2000.

We anticipate incurring a restructuring charge of $1.0 million to $1.3 million in the second quarter of 2002 for severance related costs associated with streamlining our manufacturing operation, channel structure, marketing programs, service and product development processes.  The restructuring will reduce our head count by 12 percent to 15 percent, resulting in anticipated annualized pre-tax savings of approximately $6.0 million to $9.0 million.

Goodwill amortization ceased in the first quarter of 2002 upon adoption of SFAS 142 on January 1, 2002, resulting in the elimination of goodwill amortization of approximately $0.4 million for the first quarter of 2002.

Other Income (Expense)

Interest income decreased $530,000 to $438,000 in the first quarter of 2002 compared to $968,000 in the first quarter of 2001 due to lower interest rates during the first quarter of 2002 compared to the first quarter of 2001 as a result of decreases in the prime rate and other relevant interest rates throughout 2001, as well as a decrease in the average maturity of our investment portfolio in the first quarter of 2002 compared to the same period in 2001.

Other loss of $1.4 million in the first quarter of 2002 includes $1.3 million in foreign currency transaction losses as a result of the strengthening of the Norwegian Kroner versus the Euro and U.S. Dollar during the quarter.

Income Tax Expense

Income taxes are based on an estimated effective rate of 30.0 percent in 2002 compared to 27.0 percent for all of 2001.  Based on the annual mix of future foreign and domestic income, we expect our effective tax rate to be approximately 30.0 percent for the remainder of 2002.

Liquidity and Capital Resources

Total cash and marketable securities, including long-term marketable securities, were $104.6 million at March 31, 2002.  At March 31, 2002, we had working capital of $282.5 million, which included $87.4 million of cash and cash equivalents and $14.7 million of short-term marketable securities.  The current ratio at both March 31, 2002 and December 31, 2001 was 3.0 to 1.

Cash and cash equivalents increased $1.3 million in the first quarter of 2002 to $87.4 million at March 31, 2002 as a result of $8.1 million provided by operations, net maturities of $2.3 million of marketable securities and $0.8 million provided by the exercise of common stock options, partially offset by $8.0 million used for the purchase of property and equipment, $1.4 million used for acquisitions and $0.5 million used for the filing of patents and building lease deposits.

Accounts receivable decreased $18.1 million to $141.3 million at March 31, 2002 compared to $159.4 million at December 31, 2001.   The decrease in accounts receivable is primarily due to decreased revenues in the first quarter of 2002 compared to the last quarter of 2001 and an increase in bad debt reserves in the first quarter of 2002.  Days sales outstanding increased to 81 days at March 31, 2002 compared to 75 days at December 31, 2001 due to slower payment on certain accounts as a result of the ongoing softness in the economy and a large percentage of our sales coming late in the quarter.  During the quarter, we recorded additional reserves for potential bad debts to better reflect the collectability of our receivables.

Inventories increased $18.2 million to $122.0 million at March 31, 2002 compared to $103.8 million at December 31, 2001.  The increase in inventories was primarily a result of slower than anticipated demand as a result of continued softness in technology spending and price competition, which caused finished goods to back up within our contract manufacturer’s lead times, offset in part by a $2.6 million write-down of inventories in the first quarter of 2002.  Annualized inventory turns were approximately 4.4 times for the quarter ended March 31, 2002 compared to approximately 5.0 times for the fourth quarter of 2001 on an annualized basis.

Outsourced manufacturer receivables decreased $18.3 million to $22.5 million at March 31, 2002 compared to $40.9 million at December 31, 2001 due to collections from Flextronics.

Marketing incentives payable decreased $2.3 million to $12.9 million at March 31, 2002 compared to $15.2 million at December 31, 2001 due to lower revenues in the first quarter of 2002 compared to the fourth quarter of 2001.

Expenditures for property and equipment totaled $8.0 million in the first quarter of 2002 and primarily included purchases of new product tooling, engineering design and test equipment and information systems infrastructure, specifically our Oracle 11i implementation.  In addition, during the first quarter of 2002, we wrote-off $3.1 million in fully depreciated assets, primarily leasehold improvements, computer equipment and furniture and fixtures. Total expenditures for property and equipment are expected to be approximately $25 million in 2002.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

Upon adoption of SFAS No. 142, we had unamortized goodwill in the amount of $18.5 million and unamortized other identifiable intangible assets in the amount of approximately $1.0 million.  We will continue to amortize all of our other identifiable intangible assets over their existing lives of one to seven years.  With the adoption of SFAS No. 142, we will not incur approximately $1.5 million in amortization expense, on a pre-tax basis, for fiscal 2002 and we did not recognize any impairment charges during the first quarter 2002.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  We adopted SFAS No. 144 on January 1, 2002 with no effect on our financial position or results of operations. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2002.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits are required to be filed as a part of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2002	INFOCUS CORPORATION

		By:	/s/ John V. Harker
John V. Harker
Chairman of the Board, President and Chief Executive Officer

(Principal Executive Officer)

		By:	/s/ Michael D. Yonker
Michael D. Yonker
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer)