Form 10-Q
period 2002-06-30
INFOCUS CORP
filed 2002-08-12
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes ☒                                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,323,062
(Class)	(Outstanding at August 6, 2002)

                INFOCUS CORPORATION

                FORM 10-Q

                INDEX

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8-K

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30,	December 31,
	2002	2001
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$98,466	$86,059
Marketable securities	9,251	18,144
Accounts receivable, net of allowances of $18,683 and $12,269	125,732	159,418
Inventories, net	106,777	103,751
Income taxes receivable	1,478	-
Deferred income taxes	15,901	14,907
Outsourced manufacturer receivables	38,690	40,865
Other current assets	14,056	14,970
Total Current Assets	410,351	438,114

Marketable securities	6,772	1,691
Property and equipment, net of accumulated depreciation of $54,800 and $56,635	41,858	34,823
Deferred income taxes	1,580	1,580
Goodwill, net of accumulated amortization of $6,554 and $6,487	19,515	18,538
Other assets, net	9,570	9,895
Total Assets	$489,646	$504,641

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$98,204	$101,747
Payroll and related benefits payable	7,376	9,102
Income taxes payable	-	1,707
Marketing incentives payable	11,823	15,201
Accrued warranty	5,419	5,001
Other current liabilities	10,882	12,694
Total Current Liabilities	133,704	145,452

Other Long-Term Liabilities	1,463	1,743

Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,306,589 and 39,160,313	87,565	85,738
Additional paid-in capital	75,725	75,193
Accumulated other comprehensive income (loss):
Cumulative currency translation adjustment	(11,833)	(14,062)
Unrealized (loss) gain on equity securities	(12)	796
Retained earnings	203,034	209,781
Total Shareholders' Equity	354,479	357,446
Total Liabilities and Shareholders' Equity	$489,646	$504,641

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenue	$165,035	$185,253	$321,955	$387,983
Cost of sales	123,839	137,082	248,252	283,434
Gross profit	41,196	48,171	73,703	104,549

Operating expenses:
Marketing and sales	19,620	22,110	41,028	44,722
Research and development	9,278	9,110	18,247	17,681
General and administrative	10,048	6,485	22,363	16,963
Restructuring and merger costs	1,318	2,336	1,318	7,758
Goodwill amortization	-	377	-	777
	40,264	40,418	82,956	87,901

Income (loss) from operations	932	7,753	(9,253)	16,648

Other income (expense):
Interest expense	(79)	(221)	(216)	(280)
Interest income	556	789	994	1,757
Other, net	197	2,941	(1,164)	3,456
	674	3,509	(386)	4,933
Income (loss) before income taxes	1,606	11,262	(9,639)	21,581
Provision (benefit) for income taxes	482	3,492	(2,892)	6,690
Net income (loss)	$1,124	$7,770	$(6,747)	$14,891

Basic net income (loss) per share	$0.03	$0.20	$(0.17)	$0.38

Diluted net income (loss) per share	$0.03	$0.20	$(0.17)	$0.37

Shares used in per share calculations:
Basic	39,279	38,823	39,236	38,814
Diluted	39,714	39,734	39,236	39,794

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(6,747)	$14,891
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	8,531	8,087
Deferred income taxes	(1,026)	(777)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	473	180
Other non-cash expense	339	(220)
(Increase) decrease in:
Accounts receivable, net	37,570	20,952
Inventories, net	(1,360)	(50,924)
Income taxes receivable, net	(3,483)	9,115
Oustourced manufacturer receivables	2,175	(5,190)
Other current assets	1,742	(1,121)
Increase (decrease) in:
Accounts payable	(6,101)	11,519
Payroll and related benefits payable	(1,833)	173
Marketing incentives payable, accrued warranty and other current liabilities	(5,111)	(4,394)
Other long-term liabilities	(286)	179
Net cash provided by operating activities	24,883	2,470

Cash flows from investing activities:
Purchase of marketable securities	(7,160)	(7,436)
Maturities of marketable securities	10,164	15,611
Payments for purchase of property and equipment	(15,153)	(10,851)
Proceeds from sale of property and equipment	-	29
Cash paid for acquisitions, net of cash acquired	(1,399)	-
Other assets, net	(1,357)	(4,123)
Net cash used in investing activities	(14,905)	(6,770)

Cash flows from financing activities:
Payments on notes payable	-	(7)
Proceeds from sale of common stock	1,710	1,043
Net cash provided by financing activities	1,710	1,036

Effect of exchange rate on cash	719	(126)
Increase in cash and cash equivalents	12,407	(3,390)

Cash and cash equivalents:
Beginning of period	86,059	67,099
End of period	$98,466	$63,709

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

	June 30, 2002	December 31, 2001
Raw materials and components	23,755	$23,674
Work-in-process	4,915	3,845
Finished goods	78,107	76,232
	$106,777	$103,751

Note 3. Earnings Per Share

Following is a reconciliation of basic earnings (loss) per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended June 30,	2002			2001
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income available to Common Shareholders	$1,124	39,279	$0.03	$7,770	38,823	$0.20
Diluted EPS
Effect of dilutive stock options	—	435		—	911
Net Income available to Common Shareholders	$1,124	39,714	$0.03	$7,770	39,734	$0.20

Six Months Ended June 30,	2002			2001
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net (loss) income available to Common Shareholders	$(6,747)	39,236	$(0.17)	$14,891	38,814	$0.38
Diluted EPS
Effect of dilutive stock options	—	—		—	980
Net (loss) income available to Common Shareholders	$(6,747)	39,236	$(0.17)	$14,891	39,794	$0.37

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Stock options	3,491	2,030	4,404	1,826

Note 4.  Comprehensive Income (Loss)

Comprehensive income or loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in shareholders’ equity instead of net income.

The following table sets forth the calculation of comprehensive income or loss for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss)	$1,124	$7,770	$(6,747)	$14,891
Foreign currency translation(losses)/gains	(7)	(2,075)	2,229	(2,448)
Net unrealized gain (loss) on equity securities	(473)	2,377	(808)	1,839
Total comprehensive income (loss)	$644	$8,072	$(5,326)	$14,282

Note 5.  Restructuring Charges

During the second quarter of 2002, the Company announced a restructuring plan related to the migration of additional production offshore and the streamlining of our sales and marketing activities.  We incurred a restructuring charge of $1.3 million, primarily for employee severance costs related to the reduction of our head count by approximately 10 percent.  Accruals relating to this restructuring charge totaled $0.8 million at June 30, 2002 and consist primarily of severance accruals.

Note 6.  Adoption of SFAS No. 142

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted on January 1, 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment.

Upon adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $18.5 million and unamortized other identifiable intangible assets in the amount of approximately $1.0 million.  The Company will continue to amortize all of its other identifiable intangible assets over their existing lives of three to seven years.  With the adoption of SFAS No. 142, the Company will not incur approximately $1.5 million in amortization expense, on a pre-tax basis, for fiscal 2002 and it did not recognize any impairment charges during the first half of 2002.

The following table discloses what reported net income would have been in all periods presented prior to the adoption of SFAS No. 142 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and other intangible assets that are no longer being amortized.

(In thousands, except per share amounts)	Three Months Ended June 30, 2001	Six Months Ended June 30, 2001
Net income as reported	$7,770	$14,891
Add back amortization of goodwill and other intangible assets, net of tax effect of $(20) and $(47)	357	730
Adjusted net income	$8,127	$15,621

Basic net income per share as reported	$0.20	$0.38
Adjustment for add back of amortization expense, net of tax effect	0.01	0.02
Adjusted basic net income per share	$0.21	$0.40

Diluted net income as reported	$0.20	$0.37
Adjustment for add back of amortization expense, net of tax effect	0.01	0.02
Adjusted diluted net income per share	$0.21	$0.39

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

We have established four product platforms intended to meet the diverse projection requirements of our customers. These are i) mobile projectors, intended for mobile professionals who place a premium on reduced size and weight; ii) meeting room projectors, intended for conference or training room environments; iii) installation and integration projectors, intended for large venues and auditorium environments; and iv) home entertainment projectors, intended for home theater, gaming and entertainment environments in the home.

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

The following factors, among others, could cause actual results to differ from those indicated in the forward-looking statements:

•                  In regard to unit pricing and volume, anticipated revenues and anticipated gross margins; uncertainties associated with global currency fluctuations, market acceptance of, and demand for our products and the availability and pricing of critical components;

•                  in regard to anticipated expenses and inventory balances, uncertainties associated with market acceptance of, and demand for our products, the impact that competitive and economic factors have on business buying decisions, and dependence on third party suppliers;

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

Results of Operations

Revenue for the second quarter of 2002 decreased to $165.0 million from $185.3 million in the second quarter of 2001, and decreased to $322.0 million for the six months ended June 30, 2002 from $388.0 million for the comparable period of 2001.  The decreases in revenue are primarily attributable to continued slowing in demand in the U.S. and Europe as weakened economic conditions continued to impact corporate capital spending.  The aggressive price competition in the first quarter of 2002 from Japanese competitors eased slightly in the second quarter of 2002 as the Yen strengthened approximately 10 percent compared to the U.S. dollar in the second quarter of 2002 compared to the first quarter of 2002.  The Americas’ generated revenues declined 11 percent in the second quarter of 2002 compared to the second quarter of 2001, and decreased 7 percent in Europe and 21 percent in Asia for the same period.  For the six month period ended June 30, 2002, the Americas’ generated revenues declined 17 percent compared to the six month period ended June 30, 2001, and decreased 4 percent in Europe and 38 percent in Asia for the same period.  The significant drop in Asian revenue was due to generally weak economic conditions.  However, as a modification to our channel strategy in China became effective and we improved credit bandwidth in the region, revenues in Asia increased 27 percent in the second quarter of 2002 compared to the first quarter of 2002.  The Americas’ revenues also improved in the second quarter of 2002 compared to the first quarter of 2002, increasing 14 percent, primarily as a result of improved sales to the government and education segments.  Unit shipments increased approximately 5 percent in the second quarter of 2002 and were flat in the six month period ended June 30, 2002 compared to the same periods of 2001, while average selling prices decreased 15 percent and 17 percent, respectively, for the same periods.

During the first six months of 2002, revenues generated geographically were 54 percent in the U.S., 32 percent in Europe, 9 percent in Asia and 5 percent in the rest of the world.  For the comparable period in 2001, revenues generated geographically were 54 percent in the U.S., 27 percent in Europe, 12 percent in Asia and 7 percent in the rest of the world.

We had backlog of approximately $21.5 million at June 30, 2002, compared to approximately $24.1 million at December 31, 2001. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2002.  The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

The uncertainties of the current economic environment, both in the U.S. and abroad, make it difficult to estimate revenues in the near term.  Forecasts for technology spending around the world are not optimistic in the near term.  In the third quarter, assuming no significant changes in the economy and/or exchange rates, we expect revenues to be flat quarter-to-quarter.  While new product releases should have a positive effect on revenues, the typical summer slowdown in Europe will likely offset most of this benefit in the third quarter.  Given the same set of assumptions, we expect revenues in the fourth quarter to improve sequentially as the fourth quarter has historically been our strongest quarter.

We achieved gross margins of 22.9 percent in the first six months of 2002, with 25.0 percent achieved in the second quarter of 2002, compared to 26.9 percent in the first six months of 2001 and 26.0 percent in the second quarter of 2001.  The decreases in the three and six month periods ended June 30, 2002 are due to lower average selling prices and lower revenues over which to allocate fixed overhead costs, partially offset by cost reductions and mix improvements to higher margin products.  The improvement in the gross margin in the second quarter of 2002 compared to the first quarter of 2002 is primarily due to material cost reductions, the benefit of a stronger Euro relative to the U.S. dollar, the easing of average selling price declines and mix improvements to higher margin products.  As a result, we anticipate margins to remain flat for the second half of 2002 compared to the second quarter of 2002.

In the first half of 2002, we continued the process of shifting more production off shore to Flextronics, our contract manufacturer.  Outsourced production increased to 65 percent of total units manufactured in the quarter ended June 30, 2002 compared to 57 percent in the first quarter of 2002 and 55 percent in the fourth quarter of 2001.  We plan to introduce four new products in the third quarter of 2002, all of which were designed in collaboration with Flextronics to take advantage of their significant purchasing power.  Flextronics will directly source a greater number of components, resulting in both initial savings at product launch and continued savings over the life of each product platform.  Our goal is to have 80 percent of our volume coming from offshore contract manufacturing by the end of 2002.  We continued to invest in this transition through the second quarter of 2002 and expect to see a reduction in our internal manufacturing overhead cost in the second half of 2002.  We are in the process of adding a second co-development and manufacturing partner in Asia later in 2002 to further reduce our sole source supply business risk and product cost, while improving flexibility and availability of product.

In an effort to draw closer to the end-user in Europe, we acquired a distributor in Switzerland during the first quarter of 2002. We continue to pursue opportunities to acquire distribution companies in various countries where a more direct approach enhances the end-user relationship, takes a layer of cost out of the channel and provides a channel for future product offerings.  We have acquired distributors in Norway, Germany, Sweden and Switzerland over the last two years.

Operating Expenses

Marketing and sales expense was $19.6 million and $41.0 million, respectively (11.9 percent and 12.7 percent of revenue, respectively), for the three and six month periods ended June 30, 2002, compared to $22.1 million and $44.7 million, respectively (11.9 percent and 11.5 percent of revenue, respectively), for the comparable periods of 2001.  The decreases in dollars spent are primarily a result of lower marketing incentives paid to customers as a result of the lower revenues, lower employee related costs due to our restructuring during the quarter, and savings realized from the streamlining of our channel structure.  As a result, we expect marketing and sales expense to decline as a percent of revenue in the remaining quarters of 2002.  The increase as a percent of revenue in the six month period is primarily a result of lower revenues in the first half of 2002 compared to the first half of 2001, as discussed above.

Research and development expense was $9.3 million and $18.2 million, respectively (5.6 percent and 5.7 percent of revenue, respectively), for the three and six month periods ended June 30, 2002 compared to $9.1 million and $17.7 million, respectively (4.9 percent and 4.6 percent of revenue, respectively), for the comparable periods of 2001. Research and development expenditures in the first half of 2002 primarily relate to the development of new products, including our home entertainment, networking, digital signage and wireless initiatives.  Our home entertainment initiative includes the production of rear-projection engines for large screen digital televisions. The increases in research and development expenditures as a percent of revenue are primarily a result of lower revenues in the first half of 2002 compared to the first half of 2001, as discussed above.  We are committed to continuing to invest in research and development to solidify our position as the innovative market leader, specifically in home entertainment, wireless, networking and easy to use products.  We expect that the amount spent on research and development expense will increase slightly in the remaining quarters of 2002.

General and administrative expense was $10.0 million and $22.4 million, respectively (6.1 percent and 6.9 percent of revenue, respectively), for the three and six month periods ended June 30, 2002, compared to $6.5 million and $17.0 million, respectively (3.5 percent and 4.4 percent of revenue, respectively), for the comparable periods of 2001.  General and administrative expense in the three and six month periods ended June 30, 2002 includes a $3.4 million and $8.0 million charge, respectively, related principally to probable bad debts caused by deterioration of certain customers’ financial condition, particularly in China, Russia and Latin America, compared to a $0.5 million and $2.5 million charge, respectively, in the comparable periods of 2001. The increase as a percent of revenue is a result of the increased expense in conjunction with lower revenues in the first half of 2002 compared to the first half of 2001.  Excluding any unanticipated customer bad debts, we expect general and administrative expenses to decline over the remaining quarters of 2002 as we continue to streamline our operations worldwide.

During the second quarter of 2002, the Company announced a restructuring plan related to the migration of additional production offshore and the streamlining of our sales and marketing activities.  We incurred a restructuring charge of $1.3 million, primarily for employee severance costs related to the reduction of our head count by approximately 10 percent.  Accruals relating to this restructuring charge totaled $0.8 million at June 30, 2002 and consist primarily of severance accruals.

Restructuring and merger related costs of $2.3 million and $7.8 million in the three and six month periods ended June 30, 2001 represent costs incurred with the consolidation of our global supply chain, including distribution, logistics and service operations, which are directly related to our business combination with Proxima ASA in June 2000.  The charge was evenly split between employee-reduction costs, asset write-offs and advisory fees/other.

Goodwill amortization ceased in the first quarter of 2002 upon adoption of SFAS 142 on January 1, 2002, resulting in the elimination of goodwill amortization of approximately $0.4 million and $0.8 million, respectively, for the three and six month periods ended June 30, 2002.

Other Income (Expense)

Interest income decreased to $0.6 million and $1.0 million, respectively, in the three and six month periods ended June 30, 2002 compared to $0.8 million and $1.8 million, respectively, in the comparable periods of 2001.  The decrease is mainly attributable to lower interest rates during the first half of 2002 compared to the first half of 2001 as a result of decreases in the prime rate and other relevant interest rates throughout 2001.  In addition, the average maturity of our investment portfolio decreased in the first half of 2002 compared to the same period in 2001, resulting in lower yields.

Other income of $0.2 million and loss of $1.2 million, respectively, in the three and six month periods ended June 30, 2002 includes a $0.5 million gain and a $1.3 million loss, respectively, in foreign currency transactions.  Other income of $3.5 million and $4.9 million, respectively, in the three and six month periods ended June 30, 2001 includes the sale of eighty thousand shares of Pixelworks stock in the second quarter of 2001 at a gain of $1.7 million.

Income Tax Expense

Income taxes are based on an estimated effective rate of 30.0 percent in 2002 compared to 27.0 percent for all of 2001.  Based on the annual mix of future foreign and domestic income, we expect our effective tax rate to be approximately 30.0 percent for the remainder of 2002, however this rate may vary depending on ultimate changes in the mix between foreign and domestic income.

Liquidity and Capital Resources

Total cash and marketable securities, including long-term marketable securities, were $114.5 million at June 30, 2002.  At June 30, 2002, we had working capital of $276.6 million, which included $98.5 million of cash and cash equivalents and $9.3 million of short-term marketable securities.  The current ratio at June 30, 2002 and December 31, 2001 was 3.1:1 and 3.0 to 1, respectively.

Cash and cash equivalents increased $12.4 million in the first six months of 2002 to $98.5 million at June 30, 2002 as a result of $24.9 million provided by operations, net maturities of $3.0 million of marketable securities and $1.7 million provided by the exercise of common stock options, partially offset by $15.2 million used for the purchase of property and equipment, $1.4 million used for acquisitions and $1.4 million used primarily for the filing of patents and building lease deposits.

Accounts receivable decreased $33.7 million to $125.7 million at June 30, 2002 compared to $159.4 million at December 31, 2001.   The decrease in accounts receivable is primarily due to decreased revenues in the first two quarters of 2002 compared to the last quarter of 2001 and improved collections in the second quarter of 2002.  Days sales outstanding decreased to 69 days at June 30, 2002 compared to 81 days at March 31, 2002 and 75 days at December 31, 2001.

Inventories increased $3.0 million to $106.8 million at June 30, 2002 compared to $103.8 million at December 31, 2001.  Annualized inventory turns were approximately 4 times for the quarters ended June 30, 2002 and December 31, 2001.

Marketing incentives payable decreased $3.4 million to $11.8 million at June 30, 2002 compared to $15.2 million at December 31, 2001 due to lower revenues in the first and second quarters of 2002 compared to the fourth quarter of 2001.

Expenditures for property and equipment totaled $15.2 million in the first six months of 2002 and primarily included purchases of new product tooling, engineering design and test equipment and information systems infrastructure, specifically our Oracle 11i implementation. Offsetting these purchases was the retirement of $9.8 million in fully depreciated assets, primarily leasehold improvements, computer equipment and software and furniture and fixtures, in the first half of 2002. Total expenditures for property and equipment are expected to be approximately $25 million in 2002.

New Accounting Pronouncements

See Note 6. for a discussion of the adoption of SFAS No. 142.

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

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since yearend, we have shifted the majority of our Norway manufacturing to an offshore contract manufacturer.  Our Norwegian operations are incurring fewer expenses denominated in the Norwegian Kroner, while more expenses are being incurred primarily in the U.S. Dollar.  As a result, our exposure to currency fluctuations in the Norwegian Kroner has significantly changed since yearend.

Other than the change in our currency exposure discussed above, there have been no material changes in our reported market risks since the filing of our 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2002.

PART II – OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on April 18, 2002, at which the following actions were taken:

1.               The shareholders elected the six nominees for director to the Board of Directors of the Company.  The six directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Peter D. Behrendt	34,187,258	469,663
Einar J. Greve	34,186,928	469,993
Michael R. Hallman	34,187,538	469,383
John V. Harker	33,988,203	668,718
Svein S. Jacobsen	31,637,249	3,019,672
Nobuo Mii	33,947,379	709,542

2.               The shareholders approved the appointment of Arthur Andersen LLP as the independent accountants of the Company for the year ending December 31, 2002.

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
32,857,870	1,625,689	173,362	—

On May 17, 2002, the Audit Committee of the Board of Directors approved the dismissal of Arthur Andersen LLP as our independent public accountants and the engagement of KPMG LLP as our independent public accountants.  See Item 6(b) below.

Item 6.  Exhibits and Reports on Form 8–K

(a) Exhibits

99.1  Certification of the Chief Executive Officer

99.2  Certification of the Chief Financial Officer

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

•                  Form 8-K dated May 17, 2002 and filed May 23, 2002 pursuant to Item 4.  Changes in Registrant’s Certifying Accountant; and

•                  Form 8-K/A dated May 17, 2002 and filed June 4, 2002 pursuant to Item 4.  Changes in Registrant’s Certifying Accountant

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 9, 2002	INFOCUS CORPORATION

By:/s/ John V. Harker
John V. Harker
Chairman of the Board, President and
Chief Executive Officer
(Principal Executive Officer)

By:/s/ Michael D. Yonker
Michael D. Yonker
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer)