Form 10-Q
period 2002-09-30
INFOCUS CORP
filed 2002-11-13
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒                                  No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,330,083
(Class)	(Outstanding at November 1, 2002)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$98,336	$86,059
Marketable securities	5,299	18,144
Accounts receivable, net of allowances of $17,969 and $12,269	118,319	159,418
Inventories, net	107,976	103,751
Income taxes receivable	8,340	—
Deferred income taxes	15,624	14,907
Outsourced manufacturer receivables	19,112	40,865
Other current assets	10,544	14,970
Total Current Assets	383,550	438,114

Marketable securities	6,415	1,691
Property and equipment, net of accumulated depreciation of $52,170 and $56,635	44,654	34,823
Deferred income taxes	1,580	1,580
Goodwill, net of accumulated amortization of $6,554 and $6,487	19,438	18,538
Other assets, net	7,805	9,895
Total Assets	$463,442	$504,641

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$84,473	$101,747
Payroll and related benefits payable	5,745	9,102
Income taxes payable	—	1,707
Marketing incentives payable	12,425	15,201
Accrued warranty	5,419	5,001
Other current liabilities	8,615	12,694
Total Current Liabilities	116,677	145,452

Other Long-Term Liabilities	1,893	1,743

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,328,266 and 39,160,313	87,801	85,738
Additional paid-in capital	75,749	75,193
Accumulated other comprehensive income (loss):
Cumulative currency translation adjustment	(12,186)	(14,062)
Unrealized (loss) gain on equity securities	(353)	796
Retained earnings	193,861	209,781
Total Shareholders’ Equity	344,872	357,446
Total Liabilities and Shareholders’ Equity	$463,442	$504,641

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2002	2001	2002	2001

Revenue	$149,867	$180,176	$471,822	$568,159
Cost of sales	125,182	134,224	373,434	417,658
Gross profit	24,685	45,952	98,388	150,501

Operating expenses:
Marketing and sales	19,550	20,585	60,578	65,307
Research and development	9,799	9,155	28,046	26,836
General and administrative	11,198	6,465	33,561	23,428
Restructuring and merger costs	—	6,102	1,318	13,860
Goodwill amortization	—	379	—	1,156
	40,547	42,686	123,503	130,587

Income (loss) from operations	(15,862)	3,266	(25,115)	19,914

Other income (expense):
Interest expense	(19)	(364)	(235)	(644)
Interest income	499	474	1,493	2,231
Other, net	(579)	311	(1,743)	3,767
	(99)	421	(485)	5,354
Income (loss) before income taxes	(15,961)	3,687	(25,600)	25,268
Provision (benefit) for income taxes	(6,788)	890	(9,680)	7,580
Net income (loss)	$(9,173)	$2,797	$(15,920)	$17,688

Basic net income (loss) per share	$(0.23)	$0.07	$(0.41)	$0.46

Diluted net income (loss) per share	$(0.23)	$0.07	$(0.41)	$0.44

Shares used in per share calculations:
Basic	39,321	38,888	39,267	38,839
Diluted	39,321	39,691	39,267	39,768

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	For the nine months ended Sept. 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$(15,920)	$17,688
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,628	11,533
Deferred income taxes	(811)	(928)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	497	303
Other non-cash expense	3,551	571
(Increase) decrease in:
Accounts receivable, net	44,603	29,862
Inventories, net	(2,679)	(30,270)
Income taxes receivable, net	(10,059)	9,870
Oustourced manufacturer receivables	21,753	(6,483)
Other current assets	4,625	(15,525)
Increase (decrease) in:
Accounts payable	(18,857)	(7,576)
Payroll and related benefits payable	(3,374)	(2,713)
Marketing incentives payable, accrued warranty and other current liabilities	(6,771)	(1,079)
Other long-term liabilities	32	(642)
Net cash provided by operating activities	29,218	4,611

Cash flows from investing activities:
Purchase of marketable securities	(7,915)	(8,703)
Maturities of marketable securities	14,887	21,739
Payments for purchase of property and equipment	(21,848)	(19,107)
Cash paid for acquisitions, net of cash acquired	(1,399)	(1,949)
Other assets, net	(2,883)	(4,587)
Net cash used in investing activities	(19,158)	(12,607)

Cash flows from financing activities:
Payments on notes payable	—	(7)
Proceeds from sale of common stock	1,841	1,875
Net cash provided by financing activities	1,841	1,868

Effect of exchange rate on cash	376	(280)
Increase in cash and cash equivalents	12,277	(6,408)

Cash and cash equivalents:
Beginning of period	86,059	67,099
End of period	$98,336	$60,691

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

	September 30, 2002	December 31, 2001
Raw materials and components	$21,745	$23,674
Work-in-process	5,581	3,845
Finished goods	80,650	76,232
	$107,976	$103,751

Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.

Note 3. Earnings Per Share

Following is a reconciliation of basic earnings (loss) per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	2002			2001
Three Months Ended September 30,	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income (loss) available to common shareholders	$(9,173)	39,321	$(0.23)	$2,797	38,888	$0.07
Diluted EPS
Effect of dilutive stock options	—	—		—	803
Net Income (loss) available to common shareholders	$(9,173)	39,321	$(0.23)	$2,797	39,691	$0.07

	2002			2001
Nine Months Ended September 30,	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income (loss) available to common shareholders	$(15,920)	39,267	$(0.41)	$17,688	38,839	$0.46
Diluted EPS
Effect of dilutive stock options	—	—		—	929
Net income (loss) available to common shareholders	$(15,920)	39,267	$(0.41)	$17,688	39,768	$0.44

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Stock options	3,984	2,014	3,260	1,978

Note 4.  Comprehensive Income

Comprehensive income or loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income or loss for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss)	$(9,173)	$2,797	$(15,920)	$17,688
Foreign currency translation gains/(losses)	(353)	997	1,876	(1,448)
Net unrealized gain/(loss) on marketable securities	(341)	(2,436)	(1,149)	1,026
Total comprehensive income (loss)	$(9,867)	$1,358	$(15,193)	$17,266

Note 5.  Restructuring Charges

During the second quarter of 2002, the Company announced a restructuring plan related to the migration of additional production offshore and the streamlining of its sales and marketing activities.  The Company incurred a restructuring charge of $1.3 million, primarily for employee severance costs related to the reduction of the Company’s head count by approximately 10 percent.  Accruals relating to this restructuring charge totaled $0.7 million at September 30, 2002 and consisted primarily of severance accruals.

Merger and restructuring costs totaled $6.1 million and $13.9 million, respectively, for the three and nine-month periods ended September 30, 2001.  Merger and restructuring related costs in 2001 represent costs incurred with the consolidation of our global supply chain, including distribution, logistics and service operations, which are directly related to our business combination with Proxima ASA in June 2000.  The 2001 charges also include a San Diego lease loss reserve charge.  The Company had recorded a loss for all contractual lease payments on its San Diego facilities through March 2004.  We continue to search for a sub lessee and may in future periods have a reduction in the anticipated loss on this lease.  Accruals relating to this restructuring charge totaled $2.0 million at September 30, 2002 and consist entirely of the San Diego lease loss reserve.

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

Upon adoption of SFAS No. 142, the Company had unamortized goodwill in the amount of $18.5 million and unamortized other identifiable intangible assets in the amount of approximately $1.0 million.  The Company will continue to amortize all of its other identifiable intangible assets over their existing lives of three to seven years.  With the adoption of SFAS No. 142, the Company will not incur approximately $1.5 million in amortization expense, on a pre-tax basis, for fiscal 2002 and it has not recognized any impairment charges during 2002.  In accordance with SFAS No. 142, the Company will test for any goodwill impairment during the fourth quarter of 2002.  Given current market conditions and the current trading price of its common stock, the Company may be required to book an impairment charge on all or part of its goodwill balances during the fourth quarter of 2002.

The following table discloses what reported net income would have been in all periods presented prior to the adoption of SFAS No. 142 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized.

(In thousands, except per share amounts)	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
Net income as reported	$2,797	$17,688
Add back amortization of goodwill, net of tax effect of $(16) and $(65)	363	1,091
Adjusted net income	$3,160	$18,779

Basic net income per share as reported	$0.07	$0.46
Adjustment for add back of amortization expense, net of tax effect	0.01	0.02
Adjusted basic net income per share	$0.08	$0.48

Diluted net income as reported	$0.07	$0.44
Adjustment for add back of amortization expense, net of tax effect	0.01	0.03
Adjusted diluted net income per share	$0.08	$0.47

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Profile

InFocus Corporation is the worldwide leader in digital projection technology and services, including designing, manufacturing and marketing innovative products for business, government, education and home use.  Our products are used in business, education, government and home theater markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving the sharing of computer-generated and/or video information with an audience.

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

We have devoted significant resources to developing and supporting a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide.  We sell our InFocus, ASK and Proxima brand products through wholesale distributors, which in turn sell to PC resellers, audiovisual resellers, online providers, catalogs, education resellers and government resellers.  In addition, we have private label OEM arrangements with a number of companies which resell our projectors under their own brands.

Our customer service organization supports customers through a call center and an Internet based support program.  We also provide factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, and technical publications for our customers and end-users.

Factors Affecting Our Business and Prospects

This Form 10-Q contains forward-looking statements regarding our business and future prospects.  These statements contain language such as believe, expect, anticipate, and other such language regarding various aspects of our business.  Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in any forward-looking statements. The following is a description of some the factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

New products and technological change

The technology industry is characterized by continuing improvements in technology and rapidly evolving industry standards.  Consequently, short product life cycles and significant price fluctuations are common.  Product transitions present challenges and risks for all companies involved in the data/video projector market.  Demand for our products and the profitability of our operations may be adversely affected if we fail to effectively manage a product transition.  Advances in product technology require continued investment in research and development and product engineering to maintain our market position.  There are no guarantees that such investment will result in the right products being introduced to the market at the right time.

Reliance on suppliers and contract manufacturers

We rely on third party manufacturers for a significant portion of our product components. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts, and the possibility of increases in component costs. Our manufacturing efficiencies and profitability can be adversely affected by each of these risks.

Certain components used in our products are now available only from single sources.  The most important of these components are the digital microdevices (DMD’s) manufactured by Texas Instruments.  An extended interruption in the supply of DMD’s would adversely affect our results of operations.

We also purchase other single-source components for which we have no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect our results of operations.  Furthermore, many of the components used in our products are purchased from suppliers located outside the United States.  Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components.  Any significant increase in component prices or decrease in component availability could have an adverse effect on our results of operations.

In addition, over the course of 2002 we have outsourced a significant portion of the manufacturing of our projectors to Flextronics in Malaysia.  During the third quarter of 2002, Flextronics manufactured approximately 70% of our projectors.  Also, we have recently announced that Funai Electric Company will begin manufacturing a family of projectors in China in the fourth quarter.  The risks mentioned above related to reliance on suppliers will also impact our contract manufacturers.  In addition, we become reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations.  Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

General economic and industry conditions

Our revenues have been adversely impacted by the current economic slowdown, and a continued decline in economic conditions could further depress spending, especially corporate capital spending for products like ours.  These poor economic conditions could in turn lead to substantial decreases in our sales and revenues.  In addition, the financial condition of certain of our customers has weakened in the current economic environment resulting in an increase in the amount of bad debt expense recorded during the first three quarters of 2002.  We continue to monitor the financial health of our customer base in an effort to reduce our risk regarding collection of accounts receivable balances, but there is no guarantee we will not be negatively impacted by further bad debts in the future.

Competition

The markets for our products are highly competitive, and we expect aggressive price competition to continue into the foreseeable future.  Some of our current and prospective competitors have or may have significantly greater financial, technical, manufacturing, and marketing resources than us.  Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support.  In order to compete effectively and return to profitability, we must continue to reduce the cost of our products, our manufacturing overheads, and our operating expenses in order to offset recent declines in gross margins while at the same time we drive our products into new markets.  In addition, we are focusing more effort on turnkey solutions through the use of software, service and support to differentiate the company. There is no assurance we will be able to compete successfully with respect to these factors.

Potential fluctuations in quarterly results

Our customers generally order products for immediate delivery and, therefore, manufacturing activities are scheduled according to a monthly sales and production forecast rather than on the receipt of product orders.  From time to time in the past we have experienced significant variations between actual orders and our forecasts.  If anticipated sales and shipments in any quarter do not occur when expected, expenditures and inventory levels could be disproportionately high and our operating results for that quarter, and potentially for future quarters, would be adversely affected.  In addition, certain of our products have lower gross margins, and a shift of product mix toward lower margin products could adversely affect profitability.

International activities

Sales outside the United States accounted for approximately 44% of our revenues in 2001 and the first nine months of 2002. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws, and foreign currency exchange rates.

Results of Operations

Revenues

Revenue for the third quarter of 2002 decreased to $149.9 million from $180.2 million in the third quarter of 2001, and decreased to $471.8 million for the nine months ended September 30, 2002 from $568.2 million for the comparable period of 2001.  The decreases in revenue are attributable to:

•                  continued softness in business technology spending and a weaker economy;

•                  significant competitive pricing pressure due to an industry oversupply situation; and

•                  delayed volume shipments of previously announced new products due to delays in receiving certain components during the third quarter of 2002.

Revenues in the Americas declined 17.7 percent in the third quarter of 2002 compared to the third quarter of 2001, and decreased 13.9 percent in Europe and 17.4 percent in Asia for the same period.  For the nine month period ended September 30, 2002, revenues in the Americas declined 18.3 percent compared to the nine month period ended September 30, 2001, and decreased 6.7 percent in Europe and 32.4 percent in Asia for the same period.

Revenues of $149.9 million in the third quarter of 2002 were down 9.2 percent from the $165.0 million recorded in the second quarter of 2002.  Europe was the weakest region with a 25.0 percent decline in third quarter 2002 revenue compared to the second quarter of 2002.  The decline in European revenue quarter to quarter was due to the seasonal summer slow-down and worsening economic conditions.

Unit shipments decreased approximately 1.2 percent in the third quarter of 2002 and increased 0.2 percent in the nine-month period ended September 30, 2002 compared to the same periods of 2001, while average selling prices decreased 15.8 percent and 17.1 percent, respectively, for the same periods.  Increases in units sold in the education and government markets were offset by decreases in corporate spending.  The significant decreases in average selling prices are due to oversupply in the industry and the delayed launches of new products during the third quarter of 2002, which resulted in a product mix that consisted of more mature products.

During the first nine months of 2002, revenues generated geographically were 56.0 percent in the U.S., 29.0 percent in Europe, 9.7 percent in Asia and 5.3 percent in the rest of the world.  For the comparable period in 2001, revenues generated geographically were 56.1 percent in the U.S., 25.8 percent in Europe, 12.0 percent in Asia and 6.1 percent in the rest of the world.

We had backlog of approximately $28.0 million at September 30, 2002, compared to approximately $24.1 million at December 31, 2001. The increase in backlog is primarily due to unfulfilled demand for new products launched near the end of the third quarter of 2002. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2002.  The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

The uncertainties of the current economic environment, both in the U.S. and abroad, make it difficult to estimate revenues in the near term.  Forecasts for corporate technology spending around the world are not optimistic in the near term.  Assuming no significant changes in the economy, supply line flows and/or exchange rates, we expect revenues in the fourth quarter of 2002 to increase modestly from the third quarter of 2002 as the fourth quarter has historically been our strongest quarter.  Assuming the modest increase in revenues in the fourth quarter of 2002, we anticipate earnings to be slightly below the break even level, excluding the effects of any one-time charges.

Gross Margins

We achieved gross margins of 20.9 percent in the first nine months of 2002, and 16.5 percent for the third quarter of 2002, compared to 26.5 percent in the first nine months of 2001 and 25.5 percent in the third quarter of 2001.  The decreases in the three and nine month periods ended September 30, 2002 are due to lower average selling prices, increased sales of remanufactured units sold at or below cost, incremental spending to expedite shipments late in the third quarter of 2002, incremental service and warranty repair expenses in Europe and lower revenues over which to allocate fixed overhead costs, partially offset by material cost reductions.  In addition, in the third quarter of 2002, we incurred a $4.1 million charge for additional inventory reserves for customer service parts caused by a strategic decision to shorten the service life of certain of our projectors and inventory write-downs on remanufactured products consistent with our lower of cost or market methodology, compared to nominal changes in our reserve requirements for the comparable period of 2001.  Excluding the impact of any unanticipated inventory reserve requirements, we anticipate gross margins to increase in the fourth quarter of 2002 compared to the third quarter of 2002 due to an anticipated increase in sales of our newer, higher margin products launched at the end of the third quarter 2002.

In the first nine months of 2002, we continued the process of shifting more production off shore to Flextronics, our contract manufacturer.  Outsourced production increased to 70 percent of total units manufactured in the quarter ended September 30, 2002 compared to 65 percent in the second quarter of 2002 and 55 percent in the fourth quarter of 2001.  We transitioned four major platforms to Flextronics during the third quarter of 2002, all of which were designed in collaboration with Flextronics to better take advantage of their component purchasing power.  By Flextronics directly sourcing a greater number of components, we generate savings both at product launch and over the life of each product platform.  Our goal is to have 80 percent of our volume coming from offshore contract manufacturing by the end of 2002.

In October 2002, we announced a co-development and manufacturing agreement with Funai Electric Company, a leading Japanese consumer electronics company that specializes in the manufacturing and distribution of high-volume, low-cost electronics products, such as VCRs, DVD players and printers.  Under the agreement, Funai will initially manufacture a family of InFocus digital projectors for professional and consumer use. These products will be co-developed, combining our design and engineering expertise with Funai’s cost-effective manufacturing capability, and will be manufactured in Funai’s China facility to minimize production costs.

Operating Expenses

Marketing and sales expense was $19.6 million and $60.6 million, respectively (13.0 percent and 12.8 percent of revenue, respectively), for the three and nine month periods ended September 30, 2002, compared to $20.6 million and $65.3 million, respectively (11.4 percent and 11.5 percent of revenue, respectively), for the comparable periods of 2001.  The decreases in dollars spent are primarily a result of lower marketing incentives paid to customers as a result of the lower revenues, lower employee related costs due to our restructuring during the second quarter of 2002, and savings realized from the streamlining of our channel structure.  The increases as a percent of revenue are primarily a result of lower revenues in the first nine months of 2002 compared to the first nine months of 2001.  We expect marketing and sales expense to decline slightly in the fourth quarter 2002 compared to the third quarter 2002 due to continued cost reductions related to our restructuring during the second quarter 2002.

Research and development expense was $9.8 million and $28.0 million (6.5 percent and 5.9 percent of revenue, respectively) for the three and nine month periods ended September 30, 2002, respectively, compared to $9.2 million and $26.8 million, (5.1 percent and 4.7 percent of revenue, respectively), for the comparable periods of 2001. Research and development expenditures in the first nine months of 2002 primarily relate to the development of new products, including the four platforms launched at Flextronics during the third quarter of 2002, as well as our home entertainment, networking, and wireless initiatives.  Our research and development spending also reflects our initiative to design and produce rear-projection engines for large screen digital televisions.  The increases in research and development expenditures as a percent of revenue are primarily a result of lower revenues in the first nine months of 2002 compared to the first nine months of 2001.

We are committed to continuing to invest in research and development to solidify our position as the innovative market leader, specifically in home entertainment, wireless, networking and easy to use products.  We expect that the amount spent on research and development expense will remain flat in the fourth quarter of 2002 compared to the third quarter of 2002.

General and administrative expense was $11.2 million and $33.6 million (7.5 percent and 7.1 percent of revenue, respectively), for the three and nine-month periods ended September 30, 2002, respectively, compared to $6.5 million and $23.4 million, (3.6 percent and 4.1 percent of revenue, respectively) for the comparable periods of 2001.  General and administrative expense in the three and nine month periods ended September 30, 2002 includes charges for bad debts of $3.9 million and $11.9 million, respectively, caused by deterioration of certain customers’ financial condition, compared to $0.7 million and $3.2 million charges for bad debts in the comparable periods of 2001.  The majority of the bad debt charges for the nine months ended September 30, 2002 were for three specific customers.  We continue to closely monitor our customer’s credit worthiness.  Despite economic conditions we have improved DSO from 75 days at December 31, 2001 to 71 days at September 30, 2002 and our aging of customer accounts has improved from yearend.  The increase as a percent of revenue is a result of the increased expense in conjunction with lower revenues in the first nine months of 2002 compared to the first nine months of 2001.   Excluding any unanticipated customer bad debts, we expect general and administrative expenses to decline in the fourth quarter of 2002 compared to the third quarter of 2002 as we continue to streamline our operations worldwide, offset in part by additional spending to bring certain international subsidiaries onto our Oracle 11i accounting system.

During the second quarter of 2002, we announced a restructuring plan related to the migration of additional production offshore and the streamlining of our sales and marketing activities.  Accordingly, we have incurred restructuring charges of $1.3 million for the nine month period ended September 30, 2002, primarily for employee severance costs related to the reduction of our head count by approximately 10 percent.  Accruals relating to this restructuring charge totaled $0.7 million at September 30, 2002 and consisted primarily of severance accruals.  We continue to evaluate all facets of our business which may result in additional restructuring charges in the fourth quarter of 2002.

Merger and restructuring related costs totaled $6.1 million and $13.9 million, respectively, for the three and nine-month periods ended September 30, 2001.  Merger related costs in 2001 represent costs incurred with the consolidation of our global supply chain, including distribution, logistics and service operations, which are directly related to our business combination with Proxima ASA in June 2000.  The 2001 charges also represent costs for streamlining our U.S. sales and marketing organization and increasing our manufacturing outsourcing initiative with Flextronics.

Goodwill amortization ceased in the first quarter of 2002 upon adoption of SFAS 142 on January 1, 2002, resulting in the elimination of goodwill amortization of approximately $0.4 million and $1.2 million, respectively, for the three and nine-month periods ended September 30, 2002.  In accordance with SFAS No. 142, we will test for any goodwill impairment during the fourth quarter 2002.  Given current market conditions and the current trading price of our common stock, we may be required to book an impairment charge on all or part of our goodwill balances during the fourth quarter of 2002.

Other Income (Expense)

Interest income was $0.5 million and $1.5 million in the three and nine-month periods ended September 30, 2002, respectively, compared to $0.5 million and $2.2 million in the comparable periods of 2001. The decrease in the nine-month amount is mainly attributable to lower interest rates during 2002 compared to 2001 as a result of decreases in interest rates throughout 2001 and continuing through 2002.  In addition, the average maturity of our investment portfolio decreased in the first nine months of 2002 compared to the same period in 2001, resulting in lower yields.

Other expense of $0.6 million and $1.7 million in the three and nine month periods ended September 30, 2002, respectively, includes a $0.4 million and a $1.2 million loss in foreign currency transactions.  Other income was $0.3 million and $3.8 million in the three and nine- month periods ended September 30, 2001, respectively.  The nine-month amount in 2001 includes the sale of eighty thousand shares of Pixelworks common stock in the second quarter of 2001 at a gain of $1.7 million and $1.3 million in foreign currency transactions gains.

Income Tax Provision/Benefit

Income taxes are based on an estimated effective benefit rate of 37.8 percent in 2002 compared to 27.0 percent tax expense rate for all of 2001.  During the third quarter of 2002, we adjusted our anticipated effective benefit rate to 37.8 percent from 30.0 percent due to our expectation of being in a loss position for 2002.  Therefore, the tax benefit in the third quarter of 2002 includes a $2.0 million benefit related to adjusting the effective rate for the first two quarters of 2002.  Our effective tax rate for fiscal 2002 is highly sensitive to changes in mix of income between our foreign and domestic operations.  Significant swings in our final effective tax rate for the year may occur depending on fourth quarter fiscal 2002 results.

Liquidity and Capital Resources

Total cash and marketable securities, including long-term marketable securities, were $110.1 million at September 30, 2002.  At September 30, 2002, we had working capital of $266.9 million, which included $98.3 million of cash and cash equivalents and $5.3 million of short-term marketable securities.  The current ratio at September 30, 2002 and December 31, 2001 was 3.3:1 and 3.0:1, respectively.

Cash and cash equivalents increased $12.3 million in the first nine months of 2002 to $98.3 million at September 30, 2002 as a result of $29.2 million provided by operations, net maturities of $7.0 million of marketable securities and $1.8 million provided by the exercise of common stock options, partially offset by $21.8 million used for the purchase of property and equipment, $1.4 million used for acquisitions and $2.9 million used primarily for patents and other long-term technology investments in third parties.

Accounts receivable decreased $41.1 million to $118.3 million at September 30, 2002 compared to $159.4 million at December 31, 2001.   The decrease in accounts receivable is primarily due to decreased revenues in 2002 compared to 2001 and improved collections in

2002.  Days sales outstanding were 71 days at September 30, 2002 compared to 69 days at June 30, 2002, and 75 days at December 31, 2001.

Inventories increased $4.2 million to $108.0 million at September 30, 2002 compared to $103.8 million at December 31, 2001.  Note 2 to the financial statements summarize the components of inventory as of these dates.  The increase in inventory is primarily due to slower than anticipated demand causing finished goods inventory of projectors available for sale to back up within our contract manufacturer’s lead times.  Annualized inventory turns were approximately 4.7 times for the quarter ended September 30, 2002 compared to approximately 5 times for the quarter ended December 31, 2001.

Outsourced manufacturer receivables decreased $21.8 million to $19.1 million at September 30, 2002 compared to $40.9 million at December 31, 2001 due primarily to Flextronics directly procuring a greater percentage of the raw materials for production of our products.

Other current assets decreased $4.5 million to $10.5 million at September 30, 2002 compared to $15.0 million at December 31, 2001 due primarily to the timing and collections of certain value added taxes in Europe and Asia.

Accounts payable decreased $17.3 million to $84.5 million at September 30, 2002 compared to $101.7 million at December 31, 2001 primarily due to timing of payments to vendors and Flextronics directly procuring a greater percentage of the raw materials for production from suppliers.

Payroll and related benefits payable decreased $3.4 million to $5.7 million at September 30, 2002 compared to $9.1 million at December 31, 2001 primarily due to the timing of the U.S. payroll cutoff date at the end of the quarter versus the end of the year.

Marketing incentives payable decreased $2.8 million to $12.4 million at September 30, 2002 compared to $15.2 million at December 31, 2001 primarily due to lower revenues in 2002 compared to 2001.Expenditures for property and equipment totaled $21.8 million in the first nine months of 2002 and primarily included purchases of new product tooling, engineering design and test equipment and information systems infrastructure software, specifically our Oracle 11i implementation. Offsetting these purchases was the retirement of $16.9 million in fully depreciated assets, primarily tooling, leasehold improvements, computer equipment and software and furniture and fixtures, in the first nine months of 2002. Total expenditures for property and equipment are expected to be approximately $26 million in 2002.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and the use of estimates as reported in the Company’s Form 10-K for the year ended December 31, 2001.

New Accounting Pronouncements

See Note 6. for a discussion of the adoption of SFAS No. 142.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 on January 1, 2002 with no effect on our financial position or results of operations.  SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and APB Opinion No. 30, “Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business.”

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.  SFAS No. 146 primarily affects the timing, not the amounts, of restructuring expenses for any future exit activities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Since December 31, 2001, we have shifted the majority of our Norway manufacturing to an offshore contract manufacturer.  Our Norwegian operations are incurring fewer expenses denominated in the Norwegian Kroner, while more expenses are being incurred primarily in the U.S. Dollar.  As a result, our exposure to currency fluctuations in the Norwegian Kroner has decreased significantly since December 31, 2001.

Other than the changes in our currency exposures discussed above, there have been no material changes in our reported market risks since the filing of our 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2002.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 240.13a-14(c) and 15d-14(c) under the under the Securities Exchange Act of 1934 (Exchange Act), as of a date within ninety days before the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of “disclosure controls and procedures” in Exchange Act Rule 15d-14(c).

Changes in Internal Controls

As part of our ongoing efforts to streamline our operations, we implemented two changes effective October 1, 2002.  First, we transitioned our International headquarters to The Netherlands and transferred responsibility for international accounting and finance to the new headquarters.  At the same time, we implemented Oracle 11i as our business and financial system for international to be consistent with our U.S. operation.  This change has resulted in the redesign of certain business processes and financial controls and hiring new personnel to perform some of these business and financial functions.  The implementation of a worldwide financial system is intended to improve our internal efficiency, visibility of results, and internal controls.  Other than mentioned above, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls and procedures including any corrective actions with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

No exhibits are required to be filed as part of this report.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2002	INFOCUS CORPORATION

	By:	/s/ John V. Harker
John V. Harker
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael D. Yonker
Michael D. Yonker
Senior Vice President, Finance, Chief Financial Officer and Secretary

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, John V. Harker, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of InFocus Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ John V. Harker
John V. Harker
Chairman of the Board, President and Chief Executive Officer
InFocus Corporation

CERTIFICATION PURSUANT TO

SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Michael D. Yonker, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of InFocus Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)              designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By:	/s/ Michael D. Yonker
Michael D. Yonker
Senior Vice President, Finance, Chief Financial Officer and Secretary
InFocus Corporation

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of InFocus Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, John V. Harker, Chairman of the Board, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge,:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ John V. Harker
John V. Harker
Chairman of the Board, President and Chief Executive Officer
InFocus Corporation
November 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of InFocus Corporation (the “Company”) on Form 10-Q for the period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael D. Yonker, Senior Vice President, Finance, Chief Financial Officer and Secretary of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge,:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:	/s/ Michael D. Yonker
Michael D. Yonker
Senior Vice President, Finance, Chief Financial Officer and Secretary
InFocus Corporation
November 13, 2002