Form 10-K
period 2002-12-31
INFOCUS CORP
filed 2003-03-12
CIK 845434

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($11.78) as reported by the Nasdaq National Market System, as of the last business day of the Registrant's most recently completed second fiscal quarter (June 28, 2002), was $266,684,510.

        The number of shares outstanding of the Registrant's Common Stock as of February 28, 2003 was 39,349,299 shares.

Documents Incorporated by Reference

        The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

INFOCUS CORPORATION
2002 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1. Business

Where You Can Find More Information

        We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC's Public Reference Rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.infocus.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at (503) 685-8609.

Company Profile

        InFocus Corporation is the worldwide leader in digital projection technology and services. Our products are used in business, education, government and home markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving the sharing of computer-generated and/or video information with an audience.

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

        We have devoted significant resources to developing and supporting a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. We sell our InFocus, ASK and Proxima brand products through wholesale distributors, which in turn sell to PC resellers, audiovisual resellers, online providers, catalogs, education resellers and government resellers. In addition, we have recently begun offering certain products through office product retailers and expect to have certain products available in consumer electronics retailers during 2003. Further, we have private label OEM arrangements with a number of companies which resell our projectors under their own brands.

        Our customer service organization supports customers through a call center and an Internet based support program. We also provide factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, and technical publications for our customers and end-users.

        We have also recently begun an initiative to provide light engines for rear projection products such as large rear screen televisions by announcing relationships with two television manufacturers. By leveraging our investments in front projection technology and existing DLP technology, we are providing a new technology alternative for rear projection device manufacturers that reduces the size and weight of the television while improving its price performance.

Current Products

        Our products are compatible with all major personal computers and video sources used in business, education and home entertainment. Two key characteristics of our products are resolution and video performance. Resolution is defined by using standard industry terms SVGA, XGA, SXGA and UXGA, which are terms that define the number of pixels in a display. An SVGA display has 480,000 pixels (800X600), an XGA has 786,432 pixels (1,024X768), an SXGA has 1,310,720 pixels (1,280X1,024) and a UXGA has 1,920,000 pixels (1,600X1,200). We utilize the latest in video electronics to improve the video performance over normal projection devices.

        Our current product offering is as follows:

Mobile Projectors:

        InFocus LP70, ASK M2 and Proxima DP1000x are digital mobile projectors at 2.41bs (1.1kg) with 1,100 lumens, 800:1 contrast ratio, XGA resolution, a zoom lens, data/video connectivity standard and DLP technology.

        InFocus LP130 is a digital mobile projector at 31bs (1.36kg) with 1,100 lumens, XGA resolution, a zoom lens, data/video connectivity standard and DLP technology.

        ASK M3 and Proxima UltraLight 350 have 1,100 lumens, weigh 3.51bs (1.5kg) and are fully digital with XGA resolution and DLP technology. The M3 and UltraLight 350 are also very quiet, at 32 db. and have video module ports, which replicate DVI/I and USB, in addition to supporting RCA, S-video and a one-watt stereo speaker.

Meeting Room Projectors:

        InFocus LP240, ASK C10 and Proxima DP2000x have 1,000 lumens, SVGA resolution, weigh 5.781bs (2.6kg), with 0.55" polysilicon LCDs.

        InFocus LP250, ASK C50 and Proxima DP2000x have 1,100 lumens, XGA resolution, weigh 5.781bs (2.69kg), with 0.7" polysilicon LCDs.

        InFocus X1 has 1,000 lumens, SVGA resolution, weighs 6.81bs (3.1kg), and has analog connectivity, Faroudja Video and DLP technology. The X1 is the first cross over projector designed for business and home entertainment.

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

        InFocus LP650 and Proxima DP6500x have 2,500 lumens, XGA resolution, weighs 9.351bs (4.24kg), and has analog and digital connectivity, Faroudja Video and DLP technology.

        ASK C85 and Proxima DP5155 have 1,700 lumens, SVGA resolution, weigh 7.51bs (3.4kg), have analog and digital connectivity, with 0.9" polysilicon LCDs.

        ASK C95 and Proxima DP6105 have 1,500 lumens, XGA resolution, weigh 7.51bs (3.4kg), have analog and digital connectivity, with 0.9" polysilicon LCDs.

        InFocus LP690, ASK C105 and Proxima DP6155 have 2,000 lumens, XGA resolution, weigh 7.51bs (3.4kg), have analog and digital connectivity, with 0.9" MLA polysilicon LCDs.

        InFocus LP800 and Proxima DP6870 have 3,500 lumens, XGA resolution, polysilicon LCDs, weigh 13.21bs (5.9kg), with full conference room connectivity including 2 computer inputs, 2 audio inputs, 1 video input and motorized zoom and focus. These projectors also offer multiple lens options.

Installation and Integration Projectors:

        InFocus LP790, Proxima DP8000 and ASK C300 are the first network-ready projection platforms available from InFocus. Recent performance upgrades enable these products to reach 3,300 lumens in XGA resolution, with a 950:1 contrast ratio and extensive connectivity. The products are based on 1.3" LCD panel technology.

        InFocus LP810 and Proxima DP9295 are 1.3" LCD-based projectors designed for larger venues. These products have 4,100 lumens and significant flexibility for a sub-20 pound projector. With interchangeable, user-replaceable lenses, motorized lens shift and full connectivity (analog RGB, DVI, BNC, component, S-Video and RCA audio jacks), they can be adapted to almost any application.

        Proxima PRO AV 9500/9550 are the most powerful models in our product lineup. Based on 1.8" LCD technology, these models weigh slightly less than 45 lbs. The two products share interchangeable, user-replaceable lenses, come equipped with motorized lens shift and feature modular connectivity that can be customized for any installation. The 9500 delivers 5,200 lumens at XGA resolution, while the 9550 performs at 5,800 lumens in SXGA resolution.

        ProjectorNet is a client/server based software application designed to allow IT and facilities personnel to manage multiple projectors from a single PC. Utilizing a standard Microsoft® MMC snap-in, ProjectorNet gives organizations the power to manage projectors over the network, just as they would other shared computing and communication assets such as PCs and printers.

Home Entertainment Projectors:

        InFocus ScreenPlay 110 has 1,000 lumens, DVD 480p resolution (848x480), weighs 5.71bs (2.59kg), has analog and digital (DVI) connectivity including High Bandwidth Digital Content Protection decoding, Faroudja Video processing and DLP technology.

        InFocus ScreenPlay 7200 has 1,000 lumens, true High Definition resolution (1280x720), comes calibrated to D65 color mastering standards, weighs 9.5 lbs (4.3 kg), has analog and digital (DVI) connectivity including High Bandwidth Digital Content Protection decoding, Faroudja video processing and DLP technology.

Light Engines for Rear Projection Products:

        Carrera has XGA resolution and a 4:3 aspect ratio. It is designed for use in a 50"+ diagonal rear projection television.

Product and Technology Development

        We have maintained our investment level in research and development in 2002 primarily for development of new products, as well as our home entertainment, networking, and wireless initiatives. Our research and development spending also reflects our initiative to design and produce rear-projection engines for large screen digital televisions. We plan to continue to invest in research and development to enable continued innovation in our product offerings.

        We expended $37.8 million, $36.2 million and $34.8 million on research and development activities for the years ended December 31, 2002, 2001 and 2000, respectively.

Marketing, Distribution and Geographic Sales

        We have devoted significant resources to develop and support a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. In the U.S., we offer our products through approximately 75 authorized professional audiovisual dealers and direct resellers. We also sell our InFocus and Proxima brand products through wholesale distributors, which in turn sell to approximately 3,000 PC resellers, online providers, catalogs and government resellers. In addition, we are beginning to sell our InFocus consumer and business products directly to retailers and expect this category to grow in the future.

        We have private label OEM arrangements with companies which resell our projectors under their own labels.

        Additionally, we sell our products and services directly to large multinational organizations via our WorldView Global Accounts Program. WorldView customers work with our teams to identify their presentation technology needs company-wide, then consolidate their purchase and support requirements across geographic boundaries. Sales of projectors and services are fulfilled either directly by us or through one of our local authorized business partners.

        Outside the U.S., we sell our products to approximately 130 international business partners in more than 100 countries. These distributors sell our products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. Sales subsidiaries, located in Singapore, China, Norway, Germany, Sweden, Switzerland, France and The Netherlands work with international distributors and local direct dealers to sell and support our products.

        During 2002, revenues generated geographically were 54.1 percent in the U.S., 29.6 percent in Europe, 11.1 percent in Asia and 5.2 percent in the rest of the world. During 2001, revenues generated geographically were 55.9 percent in the U.S., 27.0 percent in Europe, 11.5 percent in Asia and 5.6 percent in the rest of the world. During 2000, revenues generated geographically were 61.4 percent in the U.S., 21.4 percent in Europe, 10.6 percent in Asia, and 6.6 percent in the rest of the world.

Seasonality

        Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, 25-30 percent of our revenue has come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong buying season in the fourth quarter by larger wholesale distribution partners, typically leads to our strongest revenues being in the fourth quarter of each year. In addition, we sell our products into the education and government markets which typically see seasonal peaks in the third quarter of each year.

Sales Returns and Incentives

        Some distributor and dealer agreements allow for limited partial return of products and/or price protection. Such return rights are generally limited to a contractually defined short-term stock rotation and defective or damaged product. We also have incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals.

Service

        Our global service and solutions include: call center and Internet customer support, factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, warranty extension contracts, service contracts, service-related training, service engineering and technical publications (including Service Guides, Technical Bulletins & User Guides). Design and consulting support is available for our authorized product integration resellers.

        Our service organization has facilities in Wilsonville, Oregon, Amsterdam and Singapore. Factory repair is performed at our Wilsonville, Oregon facility and in partnership with DHL (Belgium), DAX (Ireland) and PCS (Asia Pacific).

        In addition, personnel in approximately 150 Authorized Service Centers worldwide are trained by us to provide warranty, product repair, technical support, and training to their resellers and end-user customers.

        Customers have access via telephone and email in the United States, Europe and Asia or the worldwide web to technical specialists who answer application and hardware questions. All current products are covered by a warranty for parts and labor. Extended service agreements are available for purchase. Examples of enhanced service programs offered for purchase include product loaner programs to support end users while products are being repaired.

Manufacturing and Supply

        The principal components of our products are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, lenses, plastic housing parts and electronic sub-assemblies. We source and qualify parts manufactured to our specifications and also design and deliver certain electronic components to sub-contractors for sub-assembly. The DMD imaging engines are produced in class 10,000 clean room environments, requiring the design, specification and handling of precision optics. The manufacture of finished products includes precise alignment of optical elements and 100 percent image quality testing.

Customers

        We sell our products to a large number of customers worldwide. Ingram Micro accounted for 14.5 percent, 17.6 percent, and 21.9 percent of revenue in the years ended December 31, 2002, 2001 and 2000, respectively. Ingram Micro also accounted for 13.4 percent, 13.0 percent and 18.5 percent of the accounts receivable balance at December 31, 2002, 2001 and 2000, respectively.

Backlog

        We had backlog of approximately $27.0 million at December 31, 2002, compared to approximately $24.1 million at December 31, 2001. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2003. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Competition

        Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support. We believe that our leadership in developing technologies and our focused effort on development activities give us a competitive advantage.

        We face competition primarily from 30 to 40 manufacturers, 6 of which, including us, make up approximately 60 percent of the products sold in the industry. We expect continued competition as new technologies, applications and products are introduced. Our principal current competitors include Epson, Sony, NEC, Sanyo and Toshiba.

Patents, Trademarks and Licenses

        We have been issued more than 130 United States patents and numerous corresponding foreign patents covering various aspects of our display systems. In addition, numerous applications for United States patents are pending on inventions that enable our display systems to be lighter, easier to use, and produce brighter optimized images. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

        We attempt to protect our proprietary information through agreements with customers and suppliers. We require our employees, consultants and advisors to execute confidentiality agreements on the commencement of employment with or service to us. While we have enhanced our ability to compete by aggressively protecting our intellectual property, we believe the rapid pace of technological change in the industry will mean that our ability to develop new technologies and distribute new products on a timely basis will be of greater importance in maintaining our competitive position.

        We license certain of our patents through Motif, Inc., our 50/50 joint venture with Motorola, Inc. Motif has executed numerous licenses for its technology, with additional licenses under negotiation. Motif results are not consolidated with InFocus, but we report our share of the net income of Motorola as a component of other income. In addition, we license other patents directly to third party licensees. License fees received directly from third parties are reported as revenues.

        We hold United States registered trademarks including registrations for "InFocus," "Proxima," "LP,""LitePro," "Cyclops," "LightPort," "Epresenter," and "Presentation Plus." In addition, we have additional trademark registrations registered or pending in the United States and either hold or have registrations pending for our most important trademarks in over 40 foreign countries.

Employees

        As of December 31, 2002, we had 1,020 employees, including 139 temporary personnel engaged through the services of an employment agency. We believe relations with our employees are good.

Item 2. Properties

        In November 2001, we began leasing a 140,000 square feet facility in Wilsonville, Oregon, which is the corporate headquarters. This lease is non-cancelable and expires in October 2011. We also lease a 150,000 square foot facility adjacent to our headquarters under a non-cancelable operating lease, which expires in December 2003. We also lease space in Fredrikstad, Norway, San Diego, California, Amsterdam, The Netherlands and Hilversum, The Netherlands, under leases expiring on February 1, 2011, March 31, 2004, September 30, 2007 and September 30, 2008, respectively.

        We closed our San Diego, California facility in July 2001 and our Hilversum, The Netherlands facility in October 2002. Due to the recent economic downturn, we have not been successful in finding a sub lessee for either of these properties. Although we are continuing to search for sub lessees and may, in future periods, have a reduction in the anticipated losses on these leases, we recorded a loss for all contractual lease payments through March 2004 for the San Diego property and through September 2005 for the Hilversum property.

        We also hold approximately 20 acres of property adjacent to our Wilsonville, Oregon facilities, which are being held for possible future development.

Item 3. Legal Proceedings

        As of February 28, 2003, there were no material, pending legal proceedings to which we or our subsidiaries are a party. From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Our Common Stock trades on The Nasdaq National Market System under the symbol INFS. In addition, we have a secondary listing on the Oslo, Norway exchange under the symbol IFC. The high and low sales prices on the Nasdaq National Market System for the two years in the period ended December 31, 2002 were as follows:

2001	High	Low
Quarter 1	$24.13	$13.13
Quarter 2	20.75	13.50
Quarter 3	18.72	12.30
Quarter 4	25.03	11.56
2002	High	Low
Quarter 1	$23.25	$16.56
Quarter 2	18.00	9.29
Quarter 3	12.70	6.95
Quarter 4	8.00	4.32

        At our annual meeting to be held April 30, 2003, we are asking our shareholders to authorize us to seek delisting from the Oslo Stock Exchange.

        The approximate number of beneficial shareholders and shareholders of record at February 28, 2003 was 7,800 and 198, respectively.

        There were no cash dividends declared or paid in 2002 or 2001 and we do not anticipate declaring cash dividends in the foreseeable future.

        The following table summarizes equity securities authorized for issuance as of December 31, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,882,549	$17.60	847,055
Equity compensation plans not approved by shareholders	—	—	—

Total	4,882,549	$17.60	847,055

Item 6. Selected Financial Data

IN THOUSANDS (except per share amounts)	2002	2001	2000	1999	1998
Statement of Operations Data
Revenue	$653,098	$760,553	$886,650	$688,519	$515,412
Cost of sales	518,089	562,049	642,067	497,775	398,591

Gross profit	135,009	198,504	244,583	190,744	116,821
Operating expenses:
Marketing and sales	80,028	87,126	87,380	74,714	60,644
Research and development	37,822	36,202	34,841	27,077	24,782
General and administrative	44,971	31,130	34,816	26,356	15,738
Merger and restructuring costs	5,818	17,408	15,002	—	—
Goodwill	19,187	1,524	1,507	2,121	1,450

Income (loss) from operations	(52,817)	25,114	71,037	60,476	14,207
Other income (expense)	(37)	2,550	8,781	4,173	(2,112)

Income (loss) before income taxes	(52,854)	27,664	79,818	64,649	12,095
Provision for income taxes	11,117	7,469	27,892	21,145	5,476

Net income (loss)	$(63,971)	$20,195	$51,926	$43,504	$6,619

Basic net income (loss) per share	$(1.63)	$0.52	$1.35	$1.16	$0.18

Diluted net income (loss) per share	$(1.63)	$0.51	$1.28	$1.12	$0.18

Balance Sheet Data
Cash and marketable securities	$120,677	105,894	$98,595	$120,363	$82,623
Working capital	265,951	292,662	270,755	229,756	176,655
Property and equipment, net	45,681	34,823	26,652	15,488	16,105
Total assets	472,908	504,641	484,564	398,795	335,380
Long-term debt, less current portion	—	—	762	31	729
Shareholders' equity	321,503	357,446	334,117	276,493	225,798

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Factors Affecting Our Business and Prospects

        This Form 10-K contains forward-looking statements regarding our business and future prospects. These statements contain language such as believe, expect, anticipate, and other such language regarding various aspects of our business. Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in any forward-looking statements. The following is a description of some of the factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

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

        Certain components used in our products are now available only from single sources. The most important of these components are the digital microdevices (DMD's) manufactured by Texas Instruments. An extended interruption in the supply of DMD's would adversely affect our results of operations.

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

        In addition, over the course of 2002 we have outsourced a significant portion of the manufacturing of our projectors to Flextronics in Malaysia and to Funai Electric Company in China. During the fourth quarter of 2002, on a combined basis, Flextronics and Funai manufactured approximately 85% of our projectors. During the first half of 2003, we are transitioning all remaining manufacturing offshore. The risks mentioned above related to reliance on suppliers will also impact our contract manufacturers. In addition, we are reliant on our contract manufacturers' ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations. Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

General economic and industry conditions

        Our revenues have been adversely impacted by the current economic slowdown, and a continued decline in economic conditions could further depress corporate capital spending for products like ours. These poor economic conditions could in turn lead to substantial decreases in our sales and revenues. In addition, the financial condition of certain of our customers has weakened in the current economic environment resulting in an increase in the amount of bad debt expense recorded during 2002. We continue to monitor the financial health of our customer base in an effort to reduce our risk regarding collection of accounts receivable balances, but there is no guarantee we will not be negatively impacted by further bad debts in the future.

Competition

        The markets for our products are highly competitive, and we expect aggressive price competition to continue into the foreseeable future. Some of our current and prospective competitors have or may have significantly greater financial, technical, manufacturing, and marketing resources than us. Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support. In order to compete effectively and return to profitability, we must continue to reduce the cost of our products, our manufacturing overhead, and our operating expenses in order to offset recent declines in gross margins, while at the same time drive our products into new markets to expand our revenue base. In addition, we are focusing more effort on turnkey solutions through the use of software, service and support to differentiate the Company. There is no assurance we will be able to compete successfully with respect to these factors.

Potential fluctuations in quarterly results

        Our customers generally order products for immediate delivery and, therefore, manufacturing activities are scheduled according to a monthly sales and production forecast rather than on the receipt of product orders. From time to time in the past, we have experienced significant variations between actual orders and our forecasts. If anticipated sales and shipments in any quarter do not occur when expected, expenditures and inventory levels could be disproportionately high and our operating results for that quarter, and potentially for future quarters, would be adversely affected. In addition, certain of our products have lower gross margins, and a shift of product mix toward lower margin products could adversely affect profitability.

International activities

        Sales outside the United States accounted for approximately 46% of our revenues in 2002. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws, and foreign currency exchange rates.

Results of Operations

2002 Compared to 2001

Revenues

        Total revenue decreased to $653.1 million in 2002 from $760.6 million in 2001. The decrease in revenue is attributable to:

  •
  continued softness in business technology spending and a weaker economy;
  •
  significant competitive pricing pressure due to an industry oversupply situation; and
  •
  the addition of competition from Taiwanese manufacturers.

        Revenues in the Americas declined 17.2 percent in 2002 compared to 2001, and decreased 5.9 percent in Europe and 17.1 percent in Asia for the same period.

        Units increased approximately 6.7 percent in 2002 compared to 2001, while average selling prices decreased 20.4 percent for the same period. Increases in units sold were primarily in the education and government markets and were offset by decreases in units sold to businesses. The significant decrease in average selling prices resulted from aggressive pricing behavior due to the competitive nature of our industry fueled by a general industry oversupply situation.

        During 2002, revenues generated geographically were 54.1 percent in the U.S., 29.6 percent in Europe, 11.1 percent in Asia and 5.2 percent in the rest of the world. During 2001, revenues generated geographically were 55.9 percent in the U.S., 27.0 percent in Europe, 11.5 percent in Asia and 5.6 percent in the rest of the world.

        At December 31, 2002, we had backlog of approximately $27.0 million, compared to approximately $24.1 million at December 31, 2001. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2003. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

        The uncertainties of the current economic environment, both in the U.S. and abroad, make it difficult to estimate revenues in the near term. Forecasts for corporate technology spending around the world are not optimistic in the near term. Assuming no significant changes in the economy, geopolitical environment, supply line flows or exchange rates, we anticipate the historical seasonal trend patterns to continue into the first quarter of 2003, where revenues typically come down moderately from fourth quarter levels. Over the last couple of years, competitive pricing in the market has been particularly aggressive in the first quarter due to the year-end push of many of our export-dependent Asian competitors.

        Despite the difficult economic environment, we are focused on growing our share of the market both domestically and internationally. As a result, we are expanding our product offerings for both business and home entertainment markets and are beginning to offer these products through retail partners directly to consumers. We believe both the professional and home markets offer good long-term growth prospects and that they will be key in establishing a solid presence in retail in addition to our traditional distribution channels. In addition, in 2002 and early 2003, we announced two partners who agreed to purchase our newly available engines for rear projection televisions. This development validates our technology leadership in DLP based projection and offers us the potential to grow revenues in new markets in the future and further reduce the cost of key components used in both front and rear projection applications through increased economies of scale. Lastly, during this downturn in corporate spending, we are focusing our efforts on growing our educational revenues as there is a growing demand domestically and abroad as government funds flow towards technology upgrades in schools. While we are focusing on continued growth of our revenues on multiple fronts, no assurances can be given that we will ultimately be successful.

Gross Profit

        Gross profit, as a percentage of revenue, decreased to 20.7 percent in 2002 compared to 26.1 percent in 2001. We achieved gross margins of 20.2 percent in the fourth quarter of 2002. The decrease in 2002 is due to average selling prices declining faster than we could reduce our material costs, higher air-freight costs as more of our products were shipped from our Asian contract manufacturers, and higher warranty costs due primarily to higher warranty activity experienced on certain products for specifically identified design or manufacturing issues. In addition, during 2002, we recorded $14.1 million in inventory reserves for raw materials due to product transitions, engineering change orders, excess customer service parts, and inventory write-downs on remanufactured products, consistent with our lower of cost or market methodology, compared to a charge of $1.3 million in 2001.

        In 2002, we continued the process of shifting more production off shore to Flextronics. In addition, in October 2002, we announced a co-development and manufacturing agreement with Funai Electric Company, at their China manufacturing facility. Funai is a leading consumer electronics company that specializes in the manufacturing and distribution of high-quality, high-volume, low-cost electronics products, such as VCRs, DVD players and printers.

        Outsourced production increased to 85 percent of total units manufactured in the fourth quarter of 2002 compared to 50 percent in the fourth quarter of 2001. We anticipate that 100 percent of our manufacturing will be outsourced to our contract manufacturers by the second quarter of 2003. Accordingly, Flextronics and Funai will be directly sourcing a majority of the components with their Asian suppliers. In an effort to reduce our freight costs, we intend to begin shipping a portion of the finished goods from Flextronics and Funai via ocean carriers rather than by air in 2003.

        We expect the competitive pricing environment to continue to put pressure on gross margins during 2003. We believe fully leveraging the purchasing power of our contract manufacturers, reducing our remaining internal overhead costs, improving the quality of our products, and moving towards ocean freight will allow us to reduce costs of goods sold in 2003. In addition, as we ramp the production of our rear screen engine business in the second half of 2003, we expect to further reduce the cost of key components used in both front and rear projection applications through increased economies of scale. We also anticipate a reduction in our 2003 warranty costs as a result of improvements in our design, manufacturing, and reverse logistics processes. The timing of the cost and price reductions may not coincide during the year, causing variations in our quarterly gross margin results.

Operating Expenses

        Marketing and sales expense decreased to $80.0 million (12.3 percent of revenue) in 2002 compared to $87.1 million (11.5 percent of revenue) in 2001. The decrease in dollars spent is primarily a result of lower marketing incentives paid to customers as a result of the lower revenues, lower employee related costs due to our restructuring actions in 2001 and 2002 and savings realized from the streamlining of our channel structure. The increase as a percent of revenue is primarily a result of lower revenues in 2002 compared to 2001. We expect sales and marketing expense to remain at approximately the same level in terms of absolute spending during 2003.

        Research and development expense increased to $37.8 million (5.8 percent of revenue) in 2002 from $36.2 million (4.8 percent of revenue) in 2001. Research and development expenditures in 2002 primarily related to the development of new products, including several platforms launched at Flextronics during the year, as well as our home entertainment, networking, and wireless initiatives. Our research and development spending also reflects our initiative to design and produce rear-projection engines for large screen digital televisions. The increase in research and development expenditures as a percent of revenue is primarily a result of lower revenues in 2002 compared to 2001. We are committed to continuing to invest in research and development to solidify our position as the innovative market leader, specifically in home entertainment, wireless, networking and easiest to use products. We expect that the amount spent on research and development expense will decrease in 2003 compared to 2002 as we leverage more capabilities of our contract manufacturers.

        General and administrative expense increased to $45.0 million (6.9 percent of revenue) in 2002 from $31.1 million (4.1 percent of revenue) in 2001. General and administrative expense in 2002 includes charges for bad debts of $14.8 million caused by deterioration of certain customers' financial condition compared to $4.8 million in 2001. The majority of the bad debt charges for 2002 were limited to a few specific customers. We continue to closely monitor our customers' credit worthiness. Despite economic conditions, we have improved days sales outstanding from 75 days at December 31, 2001 to 60 days at December 31, 2002 and our aging of customer accounts has also improved in the same period. General and administrative expense in 2002 also increased due to charges related to the implementation of our Oracle 11i accounting system in the U.S. and Europe. The increase as a percent of revenue is a result of the increased expense in conjunction with lower revenues in 2002 compared to 2001. Excluding the impact of bad debts, if any, we expect that general and administrative expenses will decline in 2003 as we gain operational efficiencies due to the new worldwide Oracle 11i accounting system.

        During the second quarter of 2002, we announced a restructuring plan related to the migration of additional production offshore and the streamlining of our sales and marketing activities. In the fourth quarter of 2002, we announced additional plans related to completing our transition to 100 percent outsourced manufacturing and to streamline our European operations by centralizing our financial operations and our service and support functions. Accordingly, we recorded restructuring charges of $5.8 million in 2002, primarily for employee severance costs and costs related to the abandonment of leased space. Accruals relating to this restructuring charge totaled $4.4 million at December 31, 2002 and consisted primarily of severance accruals and future payments due under office space leases no longer being utilized.

        Merger and restructuring related costs were $17.4 million in 2001, and represent costs incurred with the consolidation of our global supply chain, including distribution, logistics and service operations, which are directly related to our business combination with Proxima ASA in June 2000. The 2001 charges also represent costs for streamlining our U.S. sales and marketing organization and increasing our manufacturing outsourcing initiative with Flextronics. Accruals relating to this restructuring charge totaled $1.8 million at December 31, 2002 and consisted of future payments under an office space lease no longer being utilized.

        Goodwill amortization was $1.5 million in 2001. Goodwill amortization ceased in the first quarter of 2002 upon adoption of SFAS No. 142 on January 1, 2002, resulting in the elimination of goodwill amortization of approximately $1.5 million in 2002. However, in accordance with SFAS No. 142, we tested our goodwill for impairment during the fourth quarter of 2002. The market value of our common stock declined below its book value during 2002, and remained below book value as of December 31, 2002. Under SFAS No. 142, these facts indicated the goodwill recorded on our balance sheet was impaired. Accordingly, we recorded a goodwill charge of $19.2 million in the fourth quarter of 2002 and as of December 31, 2002, we did not have any goodwill remaining on our balance sheet.

Other Income (Expense)

        Interest income decreased to $2.1 million in 2002 compared to $3.1 million in 2001 due to lower interest rates during 2002 compared to 2001. In addition, the average maturity of our investment portfolio decreased in 2002 compared to 2001, resulting in lower yields.

        Other expense of $1.7 million in 2002 includes a $1.3 million loss on foreign currency transactions and a write-down of $0.8 million related to certain cost based investments in technology companies. Other income of $219,000 in 2001 includes a gain on sale of marketable equity securities of $1.7 million and foreign currency transaction gains of $1.4 million, offset by a charge of $2.6 million for the write-down of certain investments in technology companies in the fourth quarter of 2001.

Income Taxes

        The net income tax provision of $11.1 million in 2002 includes a carryback benefit for our operating loss, offset by a $29.6 million charge to record a valuation allowance against our deferred tax assets in the U.S. at December 31, 2002 in accordance with SFAS No. 109. After the valuation allowance, our net deferred tax asset balance, both short term and long term, was $5.4 million at December 31, 2002 and relates to foreign jurisdictions. See Note 6 to our Consolidated Financial Statements for more details concerning our income tax provision for 2002. We anticipate our tax rate to be approximately 30 percent in 2003 before consideration of any effects that may result from a change in our valuation allowance.

        We believe that the impact of inflation was minimal in 2002 and 2001.

2001 Compared to 2000

Revenues

        Total revenue decreased to $760.6 million in 2001 from $886.7 million in 2000. The decrease in revenue was primarily attributable to slowing demand due to weakening economic conditions, which impacted corporate capital spending. U.S. generated revenues declined 21.9 percent in 2001 compared to 2000, while revenues increased 8.4 percent in Europe for the same period. Unit sales increased 0.7 percent, while average selling prices decreased 14.3 percent in 2001 compared to 2000. The decrease in the average selling prices was mainly due to competitive pricing pressures resulting from the economic downturn.

        Included in revenue in 2000 is $4.4 million related to a license agreement with Pixelworks, Inc. ("Pixelworks").

        During 2001, sales outside of the United States represented 44 percent of total revenue, compared to 39 percent in 2000.

Gross Profit

        Gross profit, as a percentage of revenue, decreased to 26.1 percent in 2001 compared to 27.6 percent in 2000. We achieved gross margins of 25.0 percent in the fourth quarter of 2001. The gross profit percentage for 2000, excluding the Pixelworks license fee revenue, was 27.2 percent. The decrease in the gross profit percentage in 2001 compared to 2000 is primarily due to reductions in average selling prices, which were partially offset by shifts in product mix to higher margin new products, continued component cost reductions and savings realized by consolidation of our distribution and logistics facilities around the world. In addition, in order to take advantage of additional material cost reductions from our Japanese based suppliers due to the weakening of the Yen, during 2001 we increased our mix of polysilicon-based products compared to DLP-based products, which are sourced from a supplier in the U.S.

        During the second quarter of 2001, we began a contract manufacturing arrangement with Flextronics, a Singapore based corporation. We had approximately 50 percent of our total fourth quarter 2001 units manufactured by Flextronics.

Operating Expenses

        Marketing and sales expense was relatively flat at $87.1 million (11.5 percent of revenue) in 2001 compared to $87.4 million (9.9 percent of revenue) in 2000. Decreases in co-op advertising expenses were offset by increases in direct advertising and the home entertainment initiative. The increase as a percentage of revenue is primarily a result of lower revenues in 2001 compared to 2000.

        Research and development expense increased to $36.2 million (4.8 percent of revenue) in 2001 from $34.8 million (3.9 percent of revenue) in 2000. During 2001, we continued to invest in research and development, including the ramping of new product introductions and our wireless, networking and Home Entertainment initiatives. The increase as a percentage of revenue is primarily a result of lower revenues in 2001 compared to 2000.

        General and administrative expense decreased to $31.1 million (4.1 percent of revenue) in 2001 from $34.8 million (3.9 percent of revenue) in 2000. The decrease was primarily due to an approximately $2.4 million decrease in bad debt expense, primarily due to a significant customer bankruptcy that occurred in 2000, and approximately $1.2 million in savings due to reductions in staffing and related expenses. The increase as a percentage of revenue is a result of lower revenues in 2001 compared to 2000.

        Merger and restructuring related costs were $17.4 million in 2001, and represented costs incurred with the consolidation of our global supply chain, including distribution, logistics and service operations, which are directly related to our business combination with Proxima ASA in June 2000. In addition, we streamlined our U.S. sales and marketing organization and increased our manufacturing outsourcing initiative with Flextronics.

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

Other Income (Expense)

        Interest income decreased to $3.1 million in 2001 compared to $4.8 million in 2000 due to lower investment yields during 2001 consistent with the overall decline in U.S. interest rates during 2001.

        Other income of $219,000 in 2001 included a gain on sale of marketable equity securities of $1.7 million and foreign currency transaction gains of $1.4 million, offset by a charge of $2.6 million for the write-down of certain investments in technology companies in the fourth quarter of 2001. Due to the economic downturn and other investment specific events, the decline in value of certain investments in emerging technology companies was determined to be permanent. Accordingly, we recorded impairment losses of $2.6 million on our investments in private emerging technology companies in the fourth quarter of 2001. Other income of $4.1 million in 2000 included a $1.6 million gain on the sale of marketable equity securities.

Income Taxes

        Income taxes for the year ended December 31, 2001 were recorded at an effective rate of 27.0 percent, which decreased from 34.9 percent in 2000. The decrease was primarily due to a higher mix of earnings attributable to foreign operations, particularly Norway, where our tax rate was lower than in the U.S. In addition, certain one-time merger costs in 2000 were not deductible for tax purposes. Overall, we have been able to reduce our effective tax rate as a result of sustainable tax consolidation benefits derived from our merger with Proxima.

        We believe that the impact of inflation was minimal in 2001 and 2000.

Liquidity and Capital Resources

        Total cash and marketable securities, including long-term marketable securities, were $120.7 million at December 31, 2002. At December 31, 2002, we had working capital of $266.0 million, which included $104.2 million of cash and cash equivalents and $10.6 million of short-term marketable securities. The current ratio at December 31, 2002 and 2001 was 2.8 to 1 and 3.0 to 1, respectively.

        Cash and cash equivalents increased $18.2 million in 2002 to $104.2 million at December 31, 2002 as a result of $38.2 million provided by operations, net maturities of $7.5 million of marketable securities and $1.9 million provided by the exercise of common stock options, offset by $27.9 million used for the purchase of property and equipment, $1.4 million used for acquisitions and $3.2 million used primarily for patents and other long-term technology investments in third parties.

        Accounts receivable decreased $38.8 million to $120.7 million at December 31, 2002 compared to $159.4 million at December 31, 2001. The decrease in accounts receivable is primarily due to decreased revenues in 2002 compared to 2001 and improved collections in 2002. Days sales outstanding were 60 days at December 31, 2002 compared to 75 days at December 31, 2001.

        Inventories increased $11.0 million to $114.8 million at December 31, 2002 compared to $103.8 million at December 31, 2001. Note 7 to the Consolidated Financial Statements summarizes the components of inventory as of these dates. The increase in inventory was primarily due to increased finished goods associated with the ramp up of new products, and the build up of safety stock to cover the transition period to Flextronics for our remaining products during the first quarter of 2003. We expect to see a decrease in raw materials and WIP inventory as we complete our transition to 100% contract manufacturing. This decline may be offset by an increase in finished goods inventory as we begin shipping our products using ocean freight. Annualized inventory turns were approximately 5 times for the quarters ended December 31, 2002 and 2001.

        Income taxes receivable of $24.0 million at December 31, 2002 relates to the carry back of our 2002 taxable losses in order to get a refund of taxes paid in prior years. We anticipate receiving a tax refund within the next 12 months.

        Outsourced manufacturer receivables decreased $23.0 million to $17.9 million at December 31, 2002 compared to $40.9 million at December 31, 2001 due primarily to Flextronics directly procuring a greater percentage of the raw materials for production of our products. We expect this balance to further decline as we complete our transition to 100% outsourced manufacturing.

        Accounts payable increased $5.7 million to $107.4 million at December 31, 2002 compared to $101.7 million at December 31, 2001 primarily due to increased inventory purchases late in the fourth quarter of 2002.

        Marketing incentives payable decreased $4.0 million to $11.2 million at December 31, 2002 compared to $15.2 million at December 31, 2001 primarily due to lower revenues in 2002 compared to 2001.

        We had no goodwill as of December 31, 2002 compared to $18.5 million at December 31, 2001 due to the goodwill impairment charge recorded in the fourth quarter of 2002 as further explained above and in Note 1 to the Consolidated Financial Statements.

        Expenditures for property and equipment totaled $27.9 million in 2002 and primarily included purchases of new product tooling, engineering design and test equipment and information systems infrastructure software, specifically our Oracle 11i implementation. Offsetting these purchases was the retirement of $18.2 million in fully depreciated assets, primarily tooling, leasehold improvements, computer equipment and software and furniture and fixtures. Total expenditures for property and equipment are expected to be between $16 and $18 million in 2003, primarily for product tooling, continued information systems development, and network and equipment upgrades.

        We anticipate that our current cash and marketable securities, along with cash anticipated to be generated from operations, will be sufficient to fund our operating and capital requirements for at least the next twelve months.

Seasonality

        Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, 25-30 percent of our revenue has come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong buying season in the fourth quarter by larger wholesale distribution partners, typically leads to our strongest revenues being in the fourth quarter of each year. In addition, we sell our products into the education and government markets which typically see seasonal peaks in the third quarter of each year.

Critical Accounting Estimates

        The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following is a discussion of our critical accounting estimates. See Note 1 to our Consolidated Financial Statements, Summary of Significant Accounting Policies, for additional information.

Allowance for Uncollectible Trade Accounts Receivables

        Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We obtain credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. We also record reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. In certain situations, if an account is determined to be a bad debt we may also use collection agencies to work with the customer for payment for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Our allowance for uncollectible accounts totaled $9.0 million at December 31, 2002.

Inventory Reserves

        We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed at least quarterly by product marketing and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record reserves for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2002, our inventory reserves totaled $17.7 million.

Allowance for Sales Returns and Other Deductions from Revenue

        Some distributor and dealer agreements allow for partial return of products and/or price protection under certain conditions within limited time periods. Such return rights are generally limited to a contractually defined short-term stock rotation and defective or damaged product. We maintain a reserve for sales returns and price adjustments based on historical experience and other qualitative factors. We also have incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals. Estimated sales returns, price protection and rebates are netted against revenue.

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

        One of the factors we consider in estimating future returns is the sell through of products by our distributors and dealers, particularly those whom we offer limited return rights. We have controls in place to monitor channel inventory levels with these customers. We believe the risk of return increases when inventory held by any customer exceeds their near term needs. Accordingly, we defer recognition of revenue on certain channel inventory estimated to be in excess of 60 days.

        Our reserve for sales returns and price protection totaled $7.5 million at December 31, 2002. Historically, our actual experience for sales returns, price protection and rebates has not differed materially from our estimates.

Product Warranties

        We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard two-year warranty and, for certain customers, a three-year warranty. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue at December 31, 2002 totaled $1.5 million and is included in other current liabilities and other long-term liabilities on our consolidated balance sheet. Our warranty accrual at December 31, 2002 totaled $7.9 million and is included as accrued warranty and other long-term liabilities on our consolidated balance sheet.

Income Taxes

        We account for income taxes in accordance with SFAS No. 109. In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. We recorded a valuation allowance of $29.6 million against deferred tax assets as of December 31, 2002.

Long-Lived Asset Impairment

        Long-lived assets and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of the future cash flows we expected the assets to generate. Our current review indicates that no adjustments are necessary for our long-lived assets. In response to changes in industry and market conditions, we may be required to strategically realign our resources in the future, which could result in an impairment of long lived assets.

New Accounting Pronouncements

        See Note 2 to the Consolidated Financial Statements- "New Accounting Pronouncements" for a discussion of the impact of new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Our financial market risk arises from fluctuations in foreign currencies and interest rates.

        Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates at December 31, 2002, was approximately $105.3 million. The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $10.5 million at December 31, 2002. The Company has no plans of liquidating any of its foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not reduce our reported net income.

        We are exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in non-functional foreign currencies. We have established a foreign currency derivative program, utilizing foreign currency forward contracts ("forward contracts") to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. We do not use forward contracts as speculative instruments for trading purposes. The effect of an immediate 10 percent change in our foreign currency forward contracts would not have a material effect on our operating financial results.

        The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts in U.S. dollars as of December 31, 2002. The "bought" amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the "sold" amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward contracts outstanding at December 31, 2002 mature in 31 days or less as of December 31, 2002.

(In thousands) Foreign Currency	Bought (Sold) 2002
Euro	$4,900
British Pound	(3,368)
Japanese Yen	(5,347)
Swedish Krona	(2,001)
Norwegian Kroner	21,800

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2002, our investment portfolio included marketable debt securities of $10.7 million and marketable equity securities of $5.8 million. The debt securities are subject to interest rate risk, and will decline in value if interest rates increase. Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

        The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2002 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2001
Revenue	$202,730	$185,253	$180,176	$192,394
Gross profit	56,378	48,171	45,952	48,003
Net income(1)	7,121	7,770	2,797	2,507
Basic net income per share	0.18	0.20	0.07	0.06
Diluted net income per share	0.18	0.20	0.07	0.06
2002
Revenue	$156,920	$165,035	$149,867	$181,276
Gross profit	32,507	41,196	24,685	36,621
Net income (loss)(1)(2)	(7,871)	1,124	(9,173)	(48,051)
Basic net income (loss) per share	(0.20)	0.03	(0.23)	(1.22)
Diluted net income (loss) per share	(0.20)	0.03	(0.23)	(1.22)

(1)
Includes merger and restructuring related expenses, net of tax, of $3.7 million, $1.6 million, $4.3 million, $3.0 million, $0, $1.3, $0 and $4.5, respectively, for each of the quarters, beginning with the first quarter of 2001.

(2)
Fourth quarter of 2002 includes a $19.2 million write-down of goodwill and a $29.6 million valuation allowance against deferred tax assets recorded on the balance sheet.

Risk Relating To Arthur Andersen LLP'S Lack Of Consent

        Arthur Andersen LLP were the independent accountants for InFocus Corporation until May 17, 2002. Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the financial statements of InFocus Corporation appearing in this Annual Report on Form 10-K into registration statements filed by InFocus Corporation with the Securities and Exchange Commission and currently effective under the Securities Act of 1933, and we have dispensed with the requirement to file their consent in reliance upon rule 437a under the Securities Act of 1933. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any potential untrue statement of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On May 17, 2002, the Audit Committee of the Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP. Arthur Andersen LLP's reports on our financial statements for each of the last two fiscal years did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years and during the subsequent interim period through the date of dismissal, May 17, 2002, there were no disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

        A copy of a letter addressed to the Securities and Exchange Commission from Arthur Andersen LLP stating that it agrees with the above statements is incorporated by reference herein as exhibit 16.

        Also on May 17, 2002, based upon approval of the Audit Committee, we engaged the firm of KPMG LLP to be our independent public accountants. We did not consult with KPMG LLP at any time from December 31, 1999 to May 17, 2002 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with Arthur Andersen LLP.

PART III

Item 10. Directors and Executive Officers of the Registrant

        Information required by this item is included under the captions Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, and the sub caption Nominees for Director in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required by this item is included under the caption Executive Compensation in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The information required by this item is included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of a date within ninety days before the filing date of this annual report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective for the purposes set forth in the definition of "disclosure controls and procedures" in Exchange Act Rule 15d-14(c).

Changes in Internal Controls

        Subsequent to the date of our most recent evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect internal controls and procedures including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

        The Consolidated Financial Statements, together with the reports thereon of our independent accountants, are included on the pages indicated below:

        The following schedule and report thereon is filed herewith:

Page
Report of Independent Auditors on Consolidated Financial Statement Schedule	F-29
Schedule II Valuation and Qualifying Accounts	F-30

Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended December 31, 2002.

Exhibits

        The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
3.1		1990 Restated Articles of Incorporation, as Amended—Incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 12, 1998.
3.2		Amendment to 1990 Articles of Incorporation—Incorporated by reference to Exhibit 3.2 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.
3.3		Amendments to 1990 Articles of Incorporation—Incorporated by reference to Exhibit 3.3 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.
3.4		1997 Restated Bylaws—Incorporated by reference to Exhibit 3.2 to Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.
3.5		Amendment to 1997 Restated Bylaws—Incorporated by reference to Exhibit 3.5 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.
3.6		Amendment to 1997 Restated Bylaws, dated April 19, 2002.
4.1		See Article VII of Exhibit 3.1 and Section II of Exhibit 3.2.
10.1	*	1988 Combination Stock Option Plan, as amended—Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 1991, as filed with the Securities and Exchange Commission on March 30, 1992.
10.2	*	Amendment No. 5 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 4.2 to Form S-8 (Commission File No. 33-47449), as filed with the Securities and Exchange Commission on April 24, 1992.
10.3	*	Amendment No. 6 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.
10.4	*	Amendment No. 7 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 16, 1995.
10.5	*	Amendment No. 8 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 4.1.1 to Form S-8 (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.
10.6	*	Amendment No. 9 to 1988 Combination Stock Option Plan—Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.
10.7	*	1998 Stock Incentive Plan—Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 12, 1998.
10.8	*	Form of Incentive Stock Option Agreement—Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.9	*	Form of Non-Qualified Stock Option Agreement—Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.10	*	Officer and Director Stock Ownership Program, effective April 22, 1998, as amended January 22, 1999 and October 18, 2000.
10.11	*	Form of Restricted Stock Agreement—Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.12	*	Directors' Stock Option Plan—Incorporated by reference to Exhibit 4.3 to Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.
10.13	*	Amendment No. 1 to Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.
10.14	*	Amendment No. 2 to Directors' Stock Option Plan—Incorporated by reference to Exhibit 4.2.2 to Form S-8 (Commission File No. 333-15235), as filed with the Securities and Exchange Commission on October 31, 1996.
10.15	*	Amendment No. 3 to Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.16	*	Amendment No. 4 to Directors' Stock Option Plan—Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.17	*	Form of Directors' Stock Option Agreement—Incorporated by reference to Exhibit 4.3.1 to Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.
10.18	*	Letter of employment for John V. Harker—Incorporated by reference to Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.
10.19	*	2003 Executive Bonus Plan—Chief Executive Officer and Chairman of the Board.
10.20	*	2003 Executive Bonus Plan—Corporate Executive Vice President.
10.21	*	2003 Executive Bonus Plan—Corporate Senior Vice President.
10.22	*	2003 Executive Bonus Plan—Corporate Vice President
10.23		Commercial Lease Agreement for the Company's facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and the Company—Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.24		Lease Agreement—Basic Lease Information by and between GED-IFC, LLC and the Company, dated August 28, 2000—Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 19, 2001.
10.25		Shareholder Rights Plan—Incorporated by reference to Exhibit 4 to Form 8-K dated July 16, 1997, as filed with the Securities and Exchange Commission on July 25, 1997.
10.26		Amendment No. 1 to Shareholder Rights Plan—Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.27	*	Corporate Executive Severance Pay Plan and Summary Plan Description dated April 10, 2000.
10.28	*	Exhibit B to Corporate Executive Severance Pay Plan dated April 10, 2000—Form of Release and Waiver of Claims Agreement
10.29	*	Exhibit C to Corporate Executive Severance Pay Plan dated April 10, 2000—Form of Agreement to Participate—Severance Plan

10.30	Purchase and Sale Agreement between Mentor Graphics Corporation (seller) and the Company (buyer) dated October 1999—Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.
10.31	Facility Lease Agreement, dated October 1, 2002 between Maatschap World Trade Center Amsterdam and InFocus International B.V.
10.32	Facility Lease Agreement, dated June 9, 2000 between Vaerste AS and the Company.
16	Letter re: Change in Certifying Public Accountant—Incorporated by reference to Exhibit 16 to Form 8-K/A dated May 17, 2002, as filed with the Securities and Exchange Commission on June 4, 2002.
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP
99.1	Certification of John V. Harker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Michael D. Yonker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 11, 2003	INFOCUS CORPORATION
	By	/s/ JOHN V. HARKER John V. Harker Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 11, 2003:

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

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, John V. Harker, certify that:

1.
I have reviewed this annual report on Form 10-K of InFocus Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

By:	/s/ JOHN V. HARKER John V. Harker Chairman of the Board, President and Chief Executive Officer InFocus Corporation

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

        I, Michael D. Yonker, certify that:

1.
I have reviewed this annual report on Form 10-K of InFocus Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

By:	/s/ MICHAEL D. YONKER Michael D. Yonker Senior Vice President, Finance, Chief Financial Officer and Secretary InFocus Corporation

Report of Independent Auditors

The Board of Directors and Shareholders of
InFocus Corporation:

        We have audited the accompanying consolidated balance sheet of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 2001 and 2000 financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements before the revision described in Note 1 to the consolidated financial statements in their report dated January 25, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the 2001 and 2000 consolidated financial statements of InFocus Corporation and subsidiaries were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142 (SFAS No. 142), Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the SFAS No. 142 transitional disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of InFocus Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP
Portland, Oregon,
January 28, 2003

THIS REPORT IS A CONFORMED COPY
OF THE REPORT PREVIOUSLY ISSUED BY
ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.

Report of Independent Public Accountants

        We have audited the accompanying consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2001 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Portland, Oregon,
January 25, 2002

        ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR INFOCUS CORPORATION UNTIL MAY 17, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF INFOCUS CORPORATION APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY INFOCUS CORPORATION WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, INVESTORS WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

        The prior period financial statements for 2001 and 2000 have been revised to include the transitional disclosures required by statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", which was adopted by the Company on January 1, 2002.

InFocus Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$104,230	$86,059
Marketable securities	10,590	18,144
Accounts receivable, net of allowances of $16,455 and $12,269	120,668	159,418
Inventories, net	114,773	103,751
Income taxes receivable	24,023	—
Deferred income taxes	5,116	14,907
Outsourced manufacturer receivables	17,912	40,865
Other current assets	17,755	14,970

Total Current Assets	415,067	438,114
Marketable securities	5,857	1,691
Property and equipment, net of accumulated depreciation of $55,310 and $56,635	45,681	34,823
Deferred income taxes	250	1,580
Goodwill, net	—	18,538
Other assets, net	6,053	9,895

Total Assets	$472,908	$504,641

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	107,429	101,747
Payroll and related benefits payable	7,589	9,102
Marketing incentives payable	11,174	15,201
Accrued warranty	6,186	5,001
Other current liabilities	16,738	14,401

Total Current Liabilities	149,116	145,452
Other Long-Term Liabilities	2,289	1,743
Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,339,638 and 39,160,313	88,035	85,738
Additional paid-in capital	75,760	75,193
Accumulated other comprehensive income (loss):
Cumulative currency translation adjustment	8,875	(14,062)
Unrealized gain on equity securities	3,023	796
Retained earnings	145,810	209,781

Total Shareholders' Equity	321,503	357,446

Total Liabilities and Shareholders' Equity	$472,908	$504,641

See accompanying notes to the Financial Statements.

InFocus Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2002	2001	2000
Revenue	$653,098	$760,553	$886,650
Cost of sales	518,089	562,049	642,067

Gross profit	135,009	198,504	244,583
Operating expenses:
Marketing and sales	80,028	87,126	87,380
Research and development	37,822	36,202	34,841
General and administrative	44,971	31,130	34,816
Merger and restructuring costs	5,818	17,408	15,002
Goodwill	19,187	1,524	1,507

	187,826	173,390	173,546

Income (loss) from operations	(52,817)	25,114	71,037
Other income (expense):
Interest expense	(405)	(751)	(81)
Interest income	2,069	3,082	4,804
Other, net	(1,701)	219	4,058

	(37)	2,550	8,781

Income (loss) before income taxes	(52,854)	27,664	79,818
Provision for income taxes	11,117	7,469	27,892

Net income (loss)	$(63,971)	$20,195	$51,926

Basic net income (loss) per share	$(1.63)	$0.52	$1.35

Diluted net income (loss) per share	$(1.63)	$0.51	$1.28

See accompanying notes to the Financial Statements.

InFocus Corporation

Consolidated Statements of Shareholders' Equity

(In thousands, except share amounts)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Retained Earnings		Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 1999	37,944,118	$71,367	$74,116	$137,660	$(6,650)	$276,493
Comprehensive income (loss):
Net income	—	—	—	51,926	—	51,926
Currency translation adjustment	—	—		—	(5,437)	(5,437)
Unrealized gain on marketable equity securities	—	—	—	—	1,029	1,029

						47,518
Compensation expense of stock options	—	—	2,838	—	—	2,838
Shares issued pursuant to stock plans	1,336,517	10,488	2,112	—	—	12,600
Buyout of Proxima shares not tendered	(519,409)	(327)	(16,880)	—	—	(17,207)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	11,875	—	—	11,875

Balance at December 31, 2000	38,761,226	81,528	74,061	189,586	(11,058)	334,117
Comprehensive income (loss):
Net income	—	—	—	20,195	—	20,195
Currency translation adjustment	—	—	—	—	(1,975)	(1,975)
Unrealized loss on marketable equity securities	—	—	—	—	(233)	(233)

						17,987
Compensation expense of stock options	—	—	270	—	—	270
Shares issued pursuant to stock plans	399,087	4,210	—	—	—	4,210
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	862	—	—	862

Balance at December 31, 2001	39,160,313	85,738	75,193	209,781	(13,266)	357,446
Comprehensive income (loss):
Net loss	—	—	—	(63,971)	—	(63,971)
Currency translation adjustment	—	—	—	—	22,937	22,937
Unrealized gain on marketable equity securities	—	—	—	—	2,227	2,227

						(38,807)
Compensation expense of stock options	—	—	59	—	—	59
Shares issued pursuant to stock plans	179,325	2,297	—	—	—	2,297
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	508	—	—	508

Balance at December 31, 2002	39,339,638	$88,035	$75,760	$145,810	$11,898	$321,503

See accompanying notes to the Financial Statements.

InFocus Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$(63,971)	$20,195	$51,926
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	18,537	16,028	11,236
Write-off of goodwill	19,187	—	—
Deferred income taxes	11,248	6,360	(3,602)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	508	862	11,875
Other non-cash (income) expense	4,016	1,484	(941)
Disposition of merger related fixed assets	—	3,366	—
(Increase) decrease in:
Accounts receivable	46,680	32,669	(49,875)
Inventories, net	(6,664)	(8,697)	(29,640)
Income taxes receivable	(8,980)	7,216	(8,937)
Outsourced manufacturer receivables	22,953	(36,850)	(1,726)
Other current assets	(1,064)	(3,641)	(4,824)
Increase (decrease) in:
Accounts payable	(76)	3,403	11,604
Payroll and related benefits payable	(1,783)	(1,405)	2,095
Marketing incentives payable, accrued warranty and other current liabilities	(2,851)	(5,005)	14,465
Other long-term liabilities	469	(310)	(758)

Net cash provided by operating activities	38,209	35,675	2,898
Cash flows from investing activities:
Purchase of marketable securities	(8,847)	(12,675)	(32,943)
Maturities of marketable securities	16,305	23,636	32,372
Sale of marketable securities	—	2,229	2,278
Payments for purchase of property and equipment	(27,908)	(25,612)	(22,967)
Proceeds from sale of property and equipment	—	29	1,249
Cash paid for acquisitions	(1,399)	(1,949)	(2,194)
Cash paid for cost based technology investments	(1,500)	(3,800)	—
Other assets, net	(1,695)	(800)	(289)

Net cash used in investing activities	(25,044)	(18,942)	(22,494)
Cash flows from financing activities:
Buyout of Proxima shares not tendered	—	—	(17,207)
Payments on notes payable	—	(1,007)	(701)
Borrowings on notes payable	—	—	1,007
Proceeds from sale of common stock	1,891	3,793	12,600

Net cash provided by (used in) financing activities	1,891	2,786	(4,301)
Effect of exchange rate on cash	3,115	(559)	(831)

Increase (decrease) in cash and cash equivalents	18,171	18,960	(24,728)
Cash and cash equivalents:
Beginning of year	86,059	67,099	91,827

End of year	$104,230	$86,059	$67,099

See accompanying notes to the Financial Statements.

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

Nature of Operations

        The Company is the worldwide leader in digital projection technology and services, including designing, manufacturing and marketing innovative products for business, government, education and home use. The Company's products are used in business, education, government and home theater markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving the sharing of computer-generated and/or video information with an audience.

Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: allowance for uncollectible trade accounts receivables, inventory reserves, sales reserves and product warranties.

Cash Equivalents and Marketable Securities

        Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate debt instruments. The Company's marketable securities are classified as "held to maturity" and "available for sale." See Note 5 below.

Allowance for Uncollectible Trade Accounts Receivables

        Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, the Company obtains credit rating reports and financial statements of the customer to initiate and modify their credit limits. The Company obtains credit insurance for certain accounts that qualify for coverage in order to minimize credit risk exposure. The Company regularly evaluates the collectibility of its trade accountsreceivable balances based on a combination of factors. When a customer's account becomes past due, the Company initiates dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, the Company records a specific reserve for bad debt to reduce the related receivable to the amount it expects to recover given all information presently available. The Company also records reserves for bad debt for all other customers based on certain other factors including the length of time the receivables are past due and historical collection experience with individual customers. In certain situations, if an account is determined to be a bad debt we may also use collection agencies to work with the customer for payment for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. The Company's allowance for uncollectible accounts totaled $9.0 million and $7.0 million, respectively, at December 31, 2002 and 2001 and is included on the consolidated balance sheet as a reduction of accounts receivable.

Inventories

        Inventories are valued at the lower of cost or market, using average costs, which approximate the first-in, first-out (FIFO) method, and include materials, labor and manufacturing overhead. The Company regularly evaluates the realizability of its inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering and operating personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed at least quarterly to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. The Company records reserves for inventory based on the above factors and takes into account worldwide quantities and demand in its analysis. If circumstances related to the Company's inventories change, the estimates of the realizability of inventory could materially change. At December 31, 2002 and 2001, our inventory reserves totaled $17.7 million and $11.8 million, respectively, and are recorded as a reduction of the inventory balance on the consolidated balance sheet.

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

Goodwill

        Goodwill is accounted for pursuant to Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which the Company adopted on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

        Upon adoption of SFAS No. 142 on January 1, 2002, the Company had unamortized goodwill in the amount of $18.5 million and determined that no impairment existed as of that date. With the adoption of SFAS No. 142, the Company did not incur approximately $1.5 million in amortization expense, on a pre-tax basis, during fiscal 2002. In accordance with SFAS No. 142, the Company performed its first annual impairment test for goodwill during the fourth quarter of 2002. The Company believes it has one reporting unit under SFAS No. 142 given the similar economic characteristics of its global operations, thus impairment was assessed on a consolidated basis. The market value of the Company's common stock declined below its book value principally during the fourth quarter of 2002 and remained substantially below book value as of December 31, 2002. This indicated an impairment of the Company's goodwill and required the Company to write-off its goodwill balance of $19.2 million in the fourth quarter of 2002. As of December 31, 2002, the Company does not have any goodwill on its balance sheet. As of December 31, 2001, the accumulated amortization related to goodwill was $6.5 million.

        The following table discloses what reported net income would have been in all periods presented prior to the adoption of SFAS No. 142 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill that is no longer being amortized (in thousands, except per share amounts).

Year Ended December 31,	2001	2000
Net income as reported	$20,195	$51,926
Add back amortization of goodwill, net of tax effect of $(71) and $(86)	1,453	1,421

Adjusted net income	$21,648	$53,347

Basic net income per share as reported	$0.52	$1.35
Adjustment for add back of amortization expense, net of tax effect	0.04	0.04

Adjusted basic net income per share	$0.56	$1.39

Diluted net income as reported	$0.51	$1.28
Adjustment for add back of amortization expense, net of tax effect	0.03	0.03

Adjusted diluted net income per share	$0.54	$1.31

Other Assets

        Other assets include investments in technology companies accounted for under the cost method as the Company does not have significant influence over these entities, the long-term portion of a note receivable and other intangible assets such as patents and trademarks. Other intangible assets are accounted for in accordance with SFAS No. 142, which requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment at least annually in accordance with SFAS No. 144 (see Note 2). The Company reviewed its other intangible assets in the fourth quarter of 2002 utilizing the undiscounted cash flow method and determined that there was no impairment as of December 31, 2002.

Long-Lived Assets

        Long-lived assets held and used by the Company and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company evaluates recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. The Company reviewed its long-lived assets in the fourth quarter of 2002 and determined there was no impairment as of December 31, 2002. In response to changes in industry and market conditions, the Company may be required to strategically realign resources in the future, which could result in an impairment of long lived assets.

Fair Value of Financial Assets and Liabilities

        The Company estimates the fair value of its monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. The Company estimates that the recorded value of all its monetary assets and liabilities approximates fair value as of December 31, 2002 and 2001.

Marketing Incentives Payable

        Marketing incentives payable primarily includes volume rebates, cooperative advertising and other marketing promotions. Estimated volume rebates and other sales incentives are recorded as a reduction of revenue when the related revenue is recognized. Estimated cooperative advertising amounts are classified as sales and marketing expense.

Product Warranties

        The Company evaluates its obligations related to product warranties on a quarterly basis. The Company offers a standard two-year warranty and, for certain customers, a three-year warranty. The Company monitors historical failure rates on a product category basis through data collected by its manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to the Company by its suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, the quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rate were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue at December 31, 2002 and 2001 totaled $1.5 million and $0.9 million, respectively, and is included in other current liabilities and other long-term liabilities on the consolidated balance sheet. The warranty accrual at December 31, 2002 and 2001 totaled $7.9 million and $6.3 million, respectively, and is included as accrued warranty and other long-term liabilities on the consolidated balance sheet.

        The following is a reconciliation of the changes in the aggregate warranty liability for the year ended December 31, 2002 (in thousands).

Warranty accrual, December 31, 2001	$6,255
Reductions for warranty payments made	(17,690)
Warranties issued	9,847
Adjustments and changes in estimates	9,474

Warranty accrual, December 31, 2002	$7,886

        The long-term portion of the warranty accrual was $1.7 million and $1.3 million as of December 31, 2002 and 2001, respectively.

Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carryforwards. The Company evaluates its deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets cannot be assured, the Company records a valuation allowance against deferred tax assets. The Company recorded a valuation allowance of $29.6 million against deferred tax assets as of December 31, 2002.

Letters of Credit

        At December 31, 2002 the Company had an outstanding letter of credit for $8.0 million. The letter of credit has a term of six months, expiring on April 18, 2003 and collateralizes the Company's obligations to a supplier for the purchase of inventory. The fair value of this letter of credit approximates contract values.

Foreign Currency Translation

        The assets and liabilities of the Company's foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for the year. Resulting translation adjustments are reflected as other comprehensive income within shareholders' equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Derivatives and Hedging

        InFocus accounts for derivatives and hedging activities in accordance with SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS No. 138") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 137"). SFAS No. 137 is an amendment to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS Nos. 133, 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 137 and 138 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

        InFocus is exposed to changes in foreign currency exchange rates through the purchase of production materials and the sale of products denominated in non-functional foreign currencies. InFocus utilizes foreign currency forward contracts ("forward contracts") to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in the Company's foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The Company does not use forward contracts as speculative instruments for trading purposes. All non-functional foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each period with realized and unrealized gains and losses included in other income (expense). Due to short contractual lives, the fair value of all outstanding forward contracts at December 31, 2002 and 2001 was immaterial to the Company's consolidated financial statements.

        The table below summarizes, by major currency, the contractual amounts of the Company's forward exchange contracts in U.S. dollars as of December 31, 2002 and 2001. The "bought" amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the "sold" amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date. Forward contracts outstanding at December 31, 2002 mature in 31 days or less as of December 31, 2002.

	Bought (Sold)
(In thousands) Foreign Currency
	2002	2001
Euro	$4,900	$(12,075)
British Pound	(3,368)	(3,613)
Japanese Yen	(5,347)	2,004
Swedish Krona	(2,001)	(1,497)
Norwegian Kroner	21,800	—

        InFocus' net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates was approximately $105.3 million and $75.2 million at December 31, 2002 and 2001, respectively.

Revenue Recognition

        Revenue from the sale of products is recognized when title transfers and risk of loss has passed to the customer, which is generally at time of shipment.

        Some distributors and dealer agreements allow for partial return of products and/or price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined, short-term stock rotation and defective or damaged product. The Company maintains a reserve for sales returns and price adjustments based on historical experience and other qualitative factors. Estimated sales returns and price protection are deducted from revenue.

        Historical return rates are monitored monthly on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. The Company also regularly monitors and tracks channel inventory with its significant customers. Variability in channel inventory levels from quarter to quarter are further used to qualitatively adjust the returns reserves. Typically, most returns occur within 60 days of shipment and return rates have averaged in a relatively tight range of 3 percent to 4 percent of sales to customers who are granted such rights. If a dramatic change in the rate of returns were to occur, the Company's estimate of its sales return accrual could change significantly.

        One of the factors the Company considers in estimating future returns, for customers who are granted such rights, is the sell through of products by its distributors and dealers. The Company has controls in place to monitor channel inventory levels with these customers. The Company believes the risk of returns increases when inventory held by any particular customer exceeds their near term needs. Accordingly, the Company defers recognition of revenue on certain channel inventory in excess of 60 days.

        The Company's reserve for sales returns and price protection totaled $7.5 million and $5.7 million, respectively, at December 31, 2002 and 2001 and is included as a reduction of trade accounts receivable on the Company's consolidated balance sheet.

        Historically, the Company's actual results have not differed materially from its estimates of sales returns, price protection and sales incentives.

Concentrations of Risk

        The Company relies on third party manufacturers for a significant portion of its product components. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts, and the possibility of increases in component costs. The Company's supply of products and profitability can be adversely affected by each of these risks.

        Certain components used in the Company's products are now available only from single sources. The most important of these components are the digital microdevices (DMD's) manufactured by Texas Instruments. An extended interruption in the supply of DMD's would adversely affect the Company's results of operations.

        The Company also purchases other single-source components for which it has no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect the Company's results of operations. Furthermore, many of the components used in the Company's products are purchased from suppliers located outside the United States. Trading policies adopted in the future by the United States or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on the Company's results of operations.

        In addition, over the course of 2002 the Company outsourced a significant portion of the manufacturing of its projectors to Flextronics in Malaysia and also to Funai Electric Company in China beginning in the fourth quarter of 2002. During the fourth quarter of 2002, Flextronics and Funai combined manufactured approximately 85% of the Company's projectors. The risks mentioned above related to reliance on suppliers will also impact the Company's contract manufacturers. In addition, the Company is reliant on its contract manufacturers' ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of the Company's warranty and customer service obligations. Failure of the Company's contract manufacturers to deliver in any one of these areas could have an adverse effect on its results of operations.

        The Company sells its products to a large number of customers worldwide. One customer accounted for 14.5 percent, 17.6 percent and 21.9 percent, respectively, of total revenues for the years ended December 31, 2002, 2001 and 2000. In addition, at December 31, 2002 and 2001, one customer accounted for 13.4 percent and 13.0 percent, respectively, of the accounts receivable balance.

        The Company invests its excess cash with high credit quality financial institutions, which bear minimal risk and, by policy, limits the amount of credit exposure to any one financial institution.

Employee Benefit Plans

        The Company provides a defined benefit pension plan and a 401(k) plan for certain employees. The 401(k) plan does not allow for direct investment in the Company's common stock. The Company has a defined benefit plan for certain of its Norwegian employees.    The net pension liability related to the defined benefit pension plan was $315,000 and $132,000 at December 31, 2002 and 2001, respectively. Detailed information pursuant to Statement of Financial Accounting Standards No. 87 is not provided due to the immateriality of the defined benefit pension amounts. The Company matches employee 401(k) contributions up to $6,000, or 5% of the employee's pay. The total expense related to all of the plans was $2.1 million, $2.3 million and $1.7 million, respectively, for the years ended December 31, 2002, 2001 and 2000.

Research and Development

        Amounts spent on research and development activities are expensed as incurred as research and development expense on the consolidated statement of operations.

Advertising Costs

        Advertising costs, which are included in sales and marketing expenses, are expensed as incurred in accordance with SOP 93-7. The Company has certain cooperative advertising programs with its customers, based on pre-established percentages of revenue generated from these customers. These obligations are reflected in the statement of operations as a sales and marketing expense as specific documentation is required from the customer evidencing the benefit to the corporation. Advertising expense was $18.8 million, $20.9 million and $19.5 million in 2002, 2001 and 2000, respectively.

Stock-Based Compensation Plans

        The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company also provides disclosures required pursuant to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires that companies, which do not choose to account for stock-based compensation as prescribed by SFAS No. 123, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. No stock-based employee compensation cost is reflected in net income (loss), as all options granted had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

Year Ended December 31,	2002	2001	2000
Net income (loss), as reported	$(63,971)	$20,195	$51,926
Fair value of stock-based employee compensation	(10,544)	(10,182)	(9,430)

Net income (loss), pro forma	$(74,515)	$10,013	$42,496

Net income (loss) per share—basic, as reported	$(1.63)	$0.52	$1.35

Net income (loss) per share—basic, pro forma	$(1.90)	$0.26	$1.11

Net income (loss) per share—diluted, as reported	$(1.63)	$0.51	$1.28

Net income (loss) per share—diluted, pro forma	$(1.90)	$0.26	$1.07

Net Income (Loss) Per Share

        Basic earnings (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, "Earnings per Share." Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

	2002			2001			2000
Year Ended December 31,
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS:
Income (loss) available to common shareholders	$(63,971)	39,284	$(1.63)	$20,195	38,892	$0.52	$51,926	38,331	$1.35

Diluted EPS:
Effect of dilutive stock options	—	—		—	905		—	2,250

Income (loss) available to common shareholders	$(63,971)	39,284	$(1.63)	$20,195	39,797	$0.51	$51,926	40,581	$1.28

        Shares issuable pursuant to stock options that have not been included in the above calculations totaled 4.9 million, 1.8 million and 228,000 for 2002, 2001 and 2000, respectively, since they would have been antidilutive.

Comprehensive Income (Loss)

        Comprehensive income or loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are reflected in shareholders' equity instead of net income.

Segment Reporting

        The Company complies with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Based upon definitions contained within SFAS No. 131, the Company has determined that it operates in one segment.

2.    NEW ACCOUNTING PRONOUNCEMENTS:

        See Note 1 for a discussion of the adoption of SFAS No. 142.

Statement of Financial Accounting Standards No. 144

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 on January 1, 2002 with no effect on our financial position or results of operations. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business."

Statement of Financial Accounting Standards No. 146

        In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company will adopt SFAS No. 146 on January 1, 2003 and does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations. SFAS No. 146 primarily affects the timing, not the amounts, of restructuring expenses for any future exit activities.

EITF 01-09

        The Emerging Issues Task Force ("EITF") has issued EITF No. 01-09 "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which consolidates and clarifies guidance given under EITF No. 00-14, EITF 00-22 and EITF No. 00-25. These standards, which were adopted in the first quarter of 2002, prescribe guidance regarding timing of recognition and income statement classification of costs incurred for certain sales incentive programs. The Company currently offers cooperative advertising programs, volume rebate programs and other miscellaneous promotional programs. Accruals for these items are generally made at the time of sale. Cooperative advertising is reflected as sales and marketing expense, while volume rebates and other promotions are reflected as a reduction of revenue. These practices are consistent with EITF 01-09, and therefore, there was no impact on the Company's results of operations or financial condition as a result of adopting this standard.

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

        The transaction was accounted for as a pooling of interests and therefore the historical financial statements of InFocus have been restated to include all accounts of Proxima ASA. The Proxima ASA accounts are in accordance with accounting principles generally accepted in the United States of America.

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

        During the second quarter of 2002, the Company announced a restructuring plan related to the migration of additional production offshore and the streamlining of its sales and marketing activities. The Company incurred a restructuring charge of $1.3 million, primarily for employee severance costs related to the reduction of the Company's head count by approximately 10 percent.

        In the fourth quarter of 2002, the Company incurred an additional $4.5 million of restructuring charges related to completing its transition to 100 percent outsourced manufacturing and streamlining its European financial operations and service and support functions.

        In connection with these plans, the Company recorded pre-tax charges of $5.8 million and $17.4 million in 2002 and 2001, respectively, as follows (in thousands):

Year Ended December 31,	2002	2001
Severance	$4,320	$5,828
Consulting	—	2,361
Fixed asset dispositions and write-downs	—	3,366
Lease loss reserve	909	3,719
Other	589	2,134

Total	$5,818	$17,408

        Accruals relating to the merger and restructuring charges totaled $6.2 million at December 31, 2002 and consisted of lease loss reserves and severance accruals. Due to the recent economic downturn, the Company has not been successful in finding a sub lessee for the San Diego and Hilversum, The Netherlands properties and has an accrual of $2.4 million for these two lease commitments as of December 31, 2002. The Company has recorded a loss for all contractual lease payments through March 2004 for the San Diego site. The Company is contractually committed to the Hilversum site until September 2008 and has recorded a loss for lease payments through September 2005. The Company will continue its search for a sub lessee in an attempt to reduce the impact of these future lease commitments.

5.    MARKETABLE SECURITIES:

        The Company accounts for its marketable securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the held to maturity securities are recorded at amortized cost and the available for sale securities are recorded at fair value with unrealized gains and losses reported in a separate component of shareholders' equity. Certain information regarding the Company's marketable securities is as follows (in thousands):

Held to Maturity	December 31, 2002	December 31, 2001
Fair Market Value	$10,735	$18,266

Amortized Cost:
State and Local Government	$10,686	$18,144

Total	$10,686	$18,144

Maturity Information:
Less than one year	$4,829	$18,144
One to five years	5,857	—

Total	$10,686	$18,144

Available for Sale	December 31, 2002	December 31, 2001
Fair market value	$5,761	$1,691

Cost:
Corporate equities	$2,738	$895

        Gains and losses on the sale of marketable securities are calculated using the specific identification method. The Company records, as a separate component of shareholders' equity, the unrealized gains and losses on available for sale securities. At December 31, 2002, the Company had an unrealized gain of $3.3 million and an unrealized loss of $0.3 million included in its available for sale securities balance. At December 31, 2001, the Company had $0.8 million of unrealized gains included in its available for sale securities balance.

6.    INCOME TAXES:

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company realizes tax benefits in the United States as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. Tax benefits of $508,000, $862,000 and $11.9 million were credited to paid-in capital in 2002, 2001 and 2000, respectively.

        In 2002, the Company also realized $13.5 million of tax benefits in the United States from a currency loss on the extinguishment of an intercompany note. For financial reporting purposes, the income tax benefit was recorded directly to other comprehensive income—currency translation adjustment in accordance with SFAS No. 109.

        Under existing tax law, undistributed earnings of the Company's foreign subsidiaries will not be subject to U.S. income tax until distributed as dividends. Since the earnings have been, and are intended to be, reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto. Furthermore, any taxes paid to the foreign governments on those earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings. It is not practicable to estimate the amount of unrecognized deferred U.S. taxes on these undistributed earnings.

        The components of income (loss) before income taxes and the provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,	2002	2001	2000
Income (loss) before income taxes:
U.S.	$(59,469)	$1,670	$65,033
Foreign	6,615	25,994	14,785

	$(52,854)	$27,664	$79,818

Tax provision (benefit):
Federal and State:
Current	$(3,233)	$(6,511)	$25,598
Deferred	(14,895)	6,891	(3,944)
Increase in valuation allowance	29,616	—	—

	11,488	380	21,654
Foreign:
Current	3,229	7,554	5,546
Deferred	(3,600)	(465)	692

	(371)	7,089	6,238

Total	$11,117	$7,469	$27,892

        Individually significant temporary differences include the following (in thousands):

December 31,	2002	2001
Current Deferred Taxes
Accounts receivable reserves	$5,926	$4,350
Inventory reserves	2,823	966
Book/tax depreciation differences	—	2,240
Tax loss and credit carry forwards	3,052	434
Accrued warranty	3,271	1,821
Accrued expenses	3,839	5,036
Other	254	60
Valuation Allowance	(14,049)	—

Total Current Deferred Taxes	$5,116	$14,907
Non-Current Deferred Taxes
Tax loss and credit carry forwards	$15,156	$685
Accrued warranty	470	471
Pension Liability	523	—
Book/tax depreciation differences	(2,335)	—
Other	2,003	424
Valuation Allowance	(15,567)	—

Total Non-Current Deferred Taxes	$250	$1,580

Total Deferred Taxes	$5,366	$16,487

        The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

Year Ended December 31,	2002	2001	2000
Statutory federal income tax rate	(35.0)%	35.0%	35.0%
State taxes, net of federal income taxes	0.2	0.2	2.9
Effect of foreign taxes, net	(7.9)	(3.4)	(1.1)
Research and development tax credit	(2.7)	(4.0)	(2.2)
Foreign sales corporation tax benefit	—	(0.6)	(2.0)
Non-deductible goodwill amortization	12.4	1.6	0.7
Tax exempt interest	(1.1)	(2.7)	(1.1)
Non-deductible merger costs	—	—	2.5
Change in valuation allowance	56.0	—	(2.4)
Other	(0.9)	0.9	2.6

Effective tax rate	21.0%	27.0%	34.9%

        At December 31, 2002, the Company had tax affected U.S. net operating loss carryforwards (NOLs) and tax affected non-U.S. NOLs totaling approximately $5.9 million and $2.6 million respectively, which expire in the year 2022. Additionally, the Company has various U.S. tax credits available aggregating $9.7 million, which expire in the years 2004 through 2022.

        SFAS No. 109 requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be "more likely than not;" otherwise, a valuation allowance is required to be recorded. Based on this guidance, the Company has recorded a valuation allowance of $29.6 million against such deferred assets as of December 31, 2002. The valuation allowance fully reduces U.S. net deferred tax assets to zero so that the remaining net deferred tax asset solely represents foreign deferred tax assets. The Company believes that the net deferred tax asset of $5.4 millionreflected on the December 31, 2002 consolidated balance sheet, is realizable based on future forecasts of taxable income.

        Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the image projection markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond the Company's control. No assurance can be given that sufficient taxable income will be generated for full utilization of the remaining net deferred tax assets as of December 31, 2002.

7.    INVENTORIES:

        The components of inventory are as follows (in thousands):

December 31,	2002	2001
Raw materials and components	$24,606	$23,674
Work-in-process	5,055	3,845
Finished goods	85,112	76,232

	$114,773	$103,751

        Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.

8.    PROPERTY AND EQUIPMENT:

        The components of property and equipment are as follows (in thousands):

December 31,	Estimated Useful Lives	2002	2001
Furniture and fixtures	5 years	$3,261	$6,578
Manufacturing equipment	1.5 to 3 years	31,503	29,627
Engineering equipment	5 years	4,681	3,867
Computer software and equipment	3 to 5 years	46,232	39,559
Buildings, land and improvements	Shorter of 10 years or life of lease	15,314	11,827

		100,991	91,458
Less accumulated depreciation		(55,310)	(56,635)

		$45,681	$34,823

9.    LEASE OBLIGATIONS:

        In November 2001, the Company began leasing a 140,000 square foot facility in Wilsonville, Oregon, which is the corporate headquarters. This lease is non-cancelable and expires in October 2011. The Company also leases a 150,000 square foot facility adjacent to its headquarters under a non-cancelable operating lease, which expires in December 2003. The Company also leases space in Fredrikstad, Norway, San Diego, California, Amsterdam, The Netherlands and Hilversum, The Netherlands, under leases expiring on February 1, 2011, March 31, 2004, September 30, 2007 and September 30, 2008, respectively.

        The Company is no longer utilizing its San Diego, California and Hilversum, The Netherlands facilities and has recorded a restructuring charge, of which $2.4 million is accrued at December 31, 2002.

        Future minimum lease payments, including amounts due for the San Diego and Hilversum facilities, under the non-cancelable operating leases as of December 31, 2002 are as follows (in thousands). There were no capital leases at December 31, 2002.

Year Ending December 31,
2003	$10,043
2004	5,839
2005	5,013
2006	5,275
2007	4,662
Thereafter	13,710

Total minimum lease payments	$44,542

        Rental expense related to the above leases for the years ended December 31, 2002, 2001 and 2000 was $7.0 million, $4.7 million and $4.9 million, respectively.

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

Stock Option Plans

        The Company's 1988 Combination Stock Option Plan, as amended (the "1988 Plan") expired in December 1998. The Company's 1998 Stock Incentive Plan (the "1998 Plan" together with the 1988 Plan, the "Plans") was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to employees of the Company and restricted stock and non-statutory stock options to employees, officers, directors and consultants of the Company. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of the Company's common stock at the date of grant. Options granted generally vest over a four-year period and expire ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant.

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

        At December 31, 2002, the Company had 5,434,796 shares of common stock reserved for issuance under the above plans.

        Activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1999	893	3,758	$10.28
Additional shares reserved	3,000	—	—
Restricted shares granted	(48)	—	—
Restricted shares canceled	4	—	—
Options granted	(1,179)	1,179	34.07
Options canceled	139	(312)	11.39
Options exercised	—	(1,276)	9.88

Balances, December 31, 2000	2,809	3,349	18.36
Restricted shares granted	(12)	—	—
Restricted shares canceled	16	—	—
Options granted	(1,355)	1,355	19.73
Options canceled	656	(810)	22.86
Options exercised	—	(394)	9.52

Balances, December 31, 2001	2,114	3.500	18.77
Restricted shares granted	(1)	—	—
Options granted	(1,668)	1,711	16.03
Options canceled	402	(442)	21.57
Options exercised	—	(181)	11.11

Balances, December 31, 2002	847	4,588	$17.63

        The Company's Directors' Stock Option Plan, as amended (the "Directors' Plan") provided for the issuance of stock options covering a total of 400,000 shares of the Company's common stock to directors of the Company who were not, at any time during the year preceding the grant of a stock option under the Directors' Plan, an employee of the Company or its subsidiaries ("Eligible Directors"). The Directors' Plan expired August 22, 2002 and, therefore, no options will be granted under this plan in the future. All Eligible Director options vest six months after the date of grant. At December 31, 2002 the Company had reserved 294,808 shares of common stock for issuance under the

Directors' Plan. Activity under the Directors' Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1999	144	178	$11.03
Options granted	(70)	70	29.34
Options canceled	—	—	—
Options exercised	—	(17)	10.13

Balances, December 31, 2000	74	231	16.66
Options granted	(50)	50	19.71
Options canceled	—	—	—
Options exercised	—	(10)	10.00

Balances, December 31, 2001	24	271	17.47
Options granted	(24)	24	12.88
Options canceled	—	—	—
Options exercised	—	—	—

Balances, December 31, 2002	—	295	$17.09

Statement of Financial Accounting Standards No. 123

        The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed, for pro forma disclosure purposes, the value of all options granted during 2002, 2001 and 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 using the following weighted average assumptions:

Year Ended December 31,	2002	2001	2000
Risk-free interest rate	4.00%	5.00%	6.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	5	5	5
Expected volatility	78.6%	76.6%	76.9%

        Using the Black-Scholes methodology, the total value of stock awards and options granted during 2002, 2001 and 2000 was $16.2 million, $15.2 million and $31.2 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock awards and options granted during 2002, 2001 and 2000 was $9.59 per share, $10.85 per share and $24.96 per share, respectively.

        Information about stock options outstanding at December 31, 2002 is as follows:

Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life (years)
Range of Exercise Prices	Number Outstanding at 12/31/02		Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/02	Weighted Average Exercise Price
$ 4.18 — $ 9.97	904,306	5.75	$6.10	752,589	$6.12
$10.00 — $11.74	640,543	8.95	11.60	49,107	10.54
$11.75 — $15.22	582,526	6.37	13.99	432,163	14.35
$15.25 — $18.05	621,829	6.65	16.62	263,844	16.50
$18.06 — $19.71	601,986	8.51	18.77	114,527	19.47
$19.72 — $21.81	534,023	7.73	21.55	159,242	21.42
$21.87 — $37.25	816,909	6.73	29.5	430,410	30.56
$37.48 — $54.55	180,177	7.79	42.04	92,997	42.02
$55.50	250	7.77	55.50	126	55.50

$ 4.18 — $55.50	4,882,549	7.16	$17.60	2,295,005	$16.72

        At December 31, 2001 and 2000, 1.6 million and 1.1 million options, respectively, were exercisable at weighted average exercise prices of $15.16 per share and $12.33 per share, respectively.

11.    GEOGRAPHIC INFORMATION:

        Geographic revenue information is as follows (in thousands):

Year Ended December 31,	2002	2001	2000
United States	$353,248	$425,130	$544,453
Europe	193,502	205,614	189,620
Asia Pacific	72,396	87,306	93,685
Other	33,952	42,503	58,892

	$653,098	$760,553	$886,650

        Long-lived assets by geographic region are as follows (in thousands):

December 31,	2002	2001
United States	$40,921	$51,779
Europe	9,443	11,191
Asia Pacific	1,370	286

	$51,734	$63,256

12.    LEGAL CLAIMS AND OTHER CONTINGENCIES:

        From time to time, the Company becomes involved in ordinary, routine or regulatory legal proceedings incidental to the business. When a loss is deemed probable and reasonably estimable an amount is recorded in the Company's financial statements. While the ultimate results of these matters cannot presently be determined, management does not expect that they will have a material adverse effect on the Company's results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

13.    SUPPLEMENTAL CASH FLOW INFORMATION:

        Supplemental disclosure of non-cash and other cash flow information is as follows (in thousands):

Year Ended December 31,	2002	2001	2000
Cash paid during the period for interest	$405	$751	$333
Cash paid during the period for income taxes	10,735	5,827	29,641

Independent Auditors Consolidated Report on Financial Statement Schedule

To the Board of Directors and Shareholders of
InFocus Corporation:

        Under date of January 28, 2003, we reported on the consolidated balance sheet of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the year then ended, which is included in this Form 10-K for the year ended December 31, 2002. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the year ended December 31, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

        Our report refers to our audit of the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), as more fully described in Note 1 to the consolidated financial statements. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements other than with respect to such disclosures.

KPMG LLP

Portland, Oregon

January 28, 2003

SCHEDULE II

InFocus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 2002, 2001 and 2000
(In thousands)

	Column B	Column C		Column D	Column E
Column A
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe(a)	Balance at End of Period
Description
Year Ended December 31, 2000:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$13,376	$86,899	$—	$(81,676)	$18,599
Year Ended December 31, 2001:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$18,599	$47,411	$—	$(53,741)	$12,269
Year Ended December 31, 2002:
Reserves deducted from asset accounts:
Allowance for uncollectible accounts and sales allowances	$12,269	$55,804	$—	$(51,618)	$16,455

(a)
Charges to the accounts included in this column are for the purposes for which the reserves were created.

QuickLinks

Documents Incorporated by Reference
INFOCUS CORPORATION 2002 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002
Report of Independent Auditors
THIS REPORT IS A CONFORMED COPY OF THE REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY THAT FIRM.
Report of Independent Public Accountants
InFocus Corporation Consolidated Balance Sheets (In thousands, except share amounts)
InFocus Corporation Consolidated Statements of Operations (In thousands, except per share amounts)
InFocus Corporation Consolidated Statements of Shareholders' Equity (In thousands, except share amounts)
InFocus Corporation Consolidated Statements of Cash Flows (In thousands)
INFOCUS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Independent Auditors Consolidated Report on Financial Statement Schedule
  SCHEDULE II
InFocus Corporation Valuation and Qualifying Accounts Years Ended December 31, 2002, 2001 and 2000 (In thousands)