Form 10-Q
period 2003-03-31
INFOCUS CORP
filed 2003-05-14
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes   ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	39,361,499
(Class)	(Outstanding at May 7, 2003)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	March 31, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$78,048	$104,230
Marketable securities	15,072	10,590
Accounts receivable, net of allowances of $16,487 and $16,455	103,179	120,668
Inventories, net	125,784	114,773
Income taxes receivable	23,429	24,023
Deferred income taxes	5,096	5,116
Outsourced manufacturer receivables	20,046	17,912
Other current assets	17,436	17,755
Total Current Assets	388,090	415,067

Marketable securities	4,693	5,857
Property and equipment, net of accumulated depreciation of $58,059 and $55,310	43,565	45,681
Deferred income taxes	333	250
Other assets, net	6,297	6,053
Total Assets	$442,978	$472,908

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$89,838	$107,429
Payroll and related benefits payable	6,220	7,589
Marketing incentives payable	10,939	11,174
Accrued warranty	6,140	6,186
Other current liabilities	15,023	16,738
Total Current Liabilities	128,160	149,116

Other Long-Term Liabilities	2,005	2,289

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized: shares issued and outstanding: 39,357,299 and 39,339,638	88,383	88,035
Additional paid-in capital	75,765	75,760
Accumulated other comprehensive income:
Cumulative currency translation adjustment	12,727	8,875
Unrealized gain on equity securities	2,592	3,023
Retained earnings	133,346	145,810
Total Shareholders’ Equity	312,813	321,503
Total Liabilities and Shareholders’ Equity	$442,978	$472,908

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2003	2002

Revenues	$145,115	$156,920
Cost of revenues	121,056	124,413
Gross margin	24,059	32,507

Operating expenses:
Marketing and sales	18,635	21,408
Research and development	9,070	8,969
General and administrative	8,472	12,315
	36,177	42,692

Loss from operations	(12,118)	(10,185)

Other income (expense):
Interest expense	(17)	(137)
Interest income	342	438
Other, net	374	(1,361)
	699	(1,060)
Loss before income taxes	(11,419)	(11,245)
Provision (benefit) for income taxes	1,045	(3,374)
Net loss	$(12,464)	$(7,871)

Basic and diluted net loss per share	$(0.32)	$(0.20)

Shares used in basic and diluted per share calculations	39,348	39,222

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net loss	$(12,464)	$(7,871)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	5,453	4,224
Deferred income taxes	81	(70)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	5	397
Other non-cash (income) expense	(133)	565
(Increase) decrease in:
Accounts receivable, net	19,491	22,006
Inventories, net	(9,346)	(16,575)
Income taxes receivable, net	1,498	(4,407)
Outsourced manufacturer receivables	(2,134)	18,342
Other current assets	1,106	(316)
Decrease in:
Accounts payable	(19,272)	(1,195)
Payroll and related benefits payable	(1,491)	(1,804)
Marketing incentives payable, accrued warranty and other current liabilities	(3,289)	(4,953)
Other long-term liabilities	(310)	(291)
Net cash (used in) provided by operating activities	(20,805)	8,052

Cash flows from investing activities:
Purchase of marketable securities	(5,230)	(1,350)
Maturities of marketable securities	1,480	3,618
Payments for purchase of property and equipment	(2,716)	(7,976)
Proceeds from sale of property and equipment	125	—
Cash paid for acquisitions, net of cash acquired	—	(1,399)
Other assets, net	(129)	(1,119)
Net cash used in investing activities	(6,470)	(8,226)

Cash flows from financing activities:
Proceeds from sale of common stock	60	785
Net cash provided by financing activities	60	785

Effect of exchange rate on cash	1,033	717
(Decrease) increase in cash and cash equivalents	(26,182)	1,328

Cash and cash equivalents:
Beginning of period	104,230	86,059
End of period	$78,048	$87,387

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from InFocus’ 2002 Annual Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in InFocus’ 2002 Annual Report on Form 10-K.  The results of operations for the interim period presented is not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of cost (using average costs, which approximate the first in, first-out (FIFO) method), or market, and include materials, labor and manufacturing overhead (in thousands).

	March 31, 2003	December 31, 2002
Raw materials and components	$18,200	$24,606
Work-in-process	4,177	5,055
Finished goods	103,407	85,112
Total, net	$125,784	$114,773

Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.

Note 3.  Earnings Per Share

Following is a reconciliation of basic earnings (loss) per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended March 31,	2003			2002
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic and Diluted EPS
Loss available to common shareholders	$(12,464)	39,348	$(0.32)	$(7,871)	39,222	$(0.20)

For the three month periods ended March 31, 2003 and 2002, potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 4,987,082 and 4,224,496 shares, respectively, issuable pursuant to stock options.

Note 4.  Comprehensive Loss

Comprehensive loss includes foreign currency translation gains and unrealized losses on marketable securities available for sale that are reflected in shareholders’ equity instead of net loss.

The following table sets forth the calculation of comprehensive loss for the periods indicated (in thousands):

	Three Months Ended March 31,
	2003	2002
Net loss	$(12,464)	$(7,871)
Foreign currency translation gains	3,852	2,236
Net unrealized loss on equity securities	(431)	(335)
Total comprehensive loss	$(9,043)	$(5,970)

Note 5.  Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which we adopted in December 2002, we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Three Months Ended March 31,	2003	2002
Net loss, as reported	$(12,464)	$(7,871)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(2,420)	(2,636)
Net loss, pro forma	$(14,884)	$(10,507)
Basic and diluted net loss per share:
As reported	$(0.32)	$(0.20)
Pro forma	$(0.38)	$(0.27)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2003	2002
Risk-free interest rate	3.00%	4.00%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	4.2	5
Expected volatility	81.6%	78.6%

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis.  We offer a standard two-year warranty and, for certain customers, a three-year warranty. We monitor historical failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit.  Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs.  Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods.  For new product introductions, the quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors.  If circumstances change, or a dramatic change in the failure rate were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage.  Deferred warranty revenue at March 31, 2003 and December 31, 2002 totaled $1.3 million and $1.5 million, respectively, and is included in other current liabilities and other long-term liabilities on the consolidated balance sheet. The warranty accrual at March 31, 2003 and December 31, 2002 totaled $7.8 million and $7.9 million, respectively, and is included as accrued warranty and other long-term liabilities on the consolidated balance sheet. The long-term portion of the warranty accrual was $1.7 million as of March 31, 2003 and December 31, 2002.

The following is a reconciliation of the changes in the warranty liability for the quarter ended March 31, 2003 (in thousands).

Warranty accrual, December 31, 2002	$7,886
Reductions for warranty payments made	(4,346)
Warranties issued	1,791
Adjustments and changes in estimates	2,509
Warranty accrual, March 31, 2003	$7,840

Note 7. Letter of Credit

At March 31, 2003 we had an outstanding letter of credit for $8.0 million.  The letter of credit has a term of six months, expiring on April 18, 2003 and collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates contract values.  Subsequent to March 31, 2003, we amended this letter of credit by extending its expiration date to October 1, 2003 and increasing the amount to $15.8 million.  In addition, the amended letter of credit is collateralized by $15.8 million of cash and marketable securities.

Note 8. Subsequent Event - Restructuring Charges

In April 2003, we announced a restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development.  With the final phase of the implementation of our worldwide information system in May 2003, we will be able to realize efficiencies in our finance and administrative functions.  In addition, with the completion of the transition of our manufacturing to offshore partners almost complete, the next step is to outsource our logistics and factory repair activities. We are in the process of selecting a global provider, which we expect will allow us to further reduce our operational overheads, increase efficiencies, improve customer service and lower warranty and freight costs during the second half of 2003.  Pursuant to SFAS No. 146, we expect to record a restructuring charge related to these actions of between $3.5 million and $4.5 million in the second quarter of 2003, primarily for severance related costs, and an additional $0.5 million to $1.0 million in the third quarter of 2003, primarily for vacating manufacturing and warehouse space.

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

Forward Looking Statements and Factors Affecting Our Business and Prospects

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

In addition, during the first quarter of 2003 a total of 92% of the manufacturing of our projectors was outsourced to Flextronics in Malaysia and to Funai Electric Company in China.  During the second quarter of 2003, we expect to transition all remaining manufacturing offshore.  The risks mentioned above related to reliance on suppliers also impacts our contract manufacturers.  In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations.  Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

General economic and industry conditions

Our revenues have been adversely impacted by the current economic slowdown, and a continued decline in economic conditions could further depress corporate capital spending for products like ours.  The economic conditions were exacerbated during the first quarter of 2003 due to geopolitical concerns, primarily a result of the war with Iraq.  In addition, the impact of SARS on the Asian and worldwide economy is still uncertain.  Current poor and uncertain economic conditions could lead to a prolonged suppression of our sales and revenues.  In addition, the financial condition of certain of our customers has weakened in the current economic environment resulting in higher amounts of bad debt expense being recorded during this economic downturn.  We continue to monitor the financial health of our customer base in an effort to reduce our risk regarding collection of accounts receivable balances, but there is no guarantee we will not be negatively impacted by further bad debts in the future.  To date, SARS has not impacted the ability of our contract manufacturers to meet our production demands.  We are monitoring this situation and it is difficult to predict the impact, if any, SARS may have on the uninterrupted supply of our products and the sale of our products into Asian end user markets.

Competition

The markets for our products are highly competitive, and we expect aggressive price competition to continue into the foreseeable future. Some of our current and prospective competitors have or may have significantly greater financial, technical, manufacturing, and marketing resources than us.  Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support.  In order to compete effectively and return to profitability, we must continue to reduce the cost of our products, our manufacturing overhead, and our operating expenses in order to offset recent declines in gross margins, while at the same time drive our products into new markets to expand our revenue base.  In addition, we are focusing more effort on turnkey solutions through the use of software, service and support to differentiate us.  There is no assurance we will be able to compete successfully with respect to these factors.

Potential fluctuations in quarterly results

Our customers generally order products for immediate delivery and, therefore, contract manufacturing activities are scheduled according to a monthly sales and production forecast rather than on the receipt of product orders. From time to time in the past, we have experienced significant variations between actual orders and our forecasts. If anticipated sales and shipments in any quarter do not occur when expected, expenditures and inventory levels could be disproportionately high and our operating results for that quarter, and potentially for future quarters, would be adversely affected. In addition, certain of our products have lower gross margins, and a shift of product mix toward lower margin products could adversely affect profitability.

International activities

Sales outside the United States accounted for approximately 49% of our revenues in the first quarter of 2003 and 46% of our revenues in the first quarter of 2002. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws, and foreign currency exchange rates.

Results of Operations

Restructuring

As a result of our disappointing financial results for the first quarter of 2003, in April 2003, we announced a restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development. With the final phase of the implementation of our worldwide information system in May 2003, we expect to realize efficiencies in our finance and administrative functions. In addition, with the completion of the transition of our manufacturing to offshore partners almost complete, the next step is to outsource our logistics and factory repair activities.  We are in the process of selecting a global provider, which we expect will allow us to further reduce our operational overheads, increase efficiencies, improve customer service and lower warranty and freight costs during the second half of 2003. Pursuant to SFAS No. 146, we will record a restructuring charge related to these actions of between $3.5 million and $4.5 million in the second quarter of 2003, primarily for severance related costs, and an additional $0.5 million to $1.0 million in the third quarter of 2003, primarily for vacating manufacturing and warehouse space. We anticipate that the net annualized benefit related to the above restructuring activities will be approximately $11.4 million, of which $5.9 million will result from lower manufacturing overhead costs and $5.5 million will come from lower operating expenses. We expect to begin realizing partial benefits from these restructuring activities in the third quarter of 2003 with full benefits beginning to be realized in the fourth quarter of 2003.

In addition to our cost cutting activities, we are also taking steps to reinvigorate sales momentum.  We plan to reinvest a portion of the restructuring savings back into sales and marketing to drive revenue growth through additional sales people and demand generation programs.  We have also recently appointed a new executive responsible for worldwide sales and marketing who has experience and success with the development and growth of cost effective channels of distribution.

Revenues

Revenue for the first quarter of 2003 decreased 8% to $145.1 million from $156.9 million in the first quarter of 2002 and decreased from $181.3 million in the fourth quarter of 2002.  The decrease in revenue in the first quarter of 2003 compared to the first quarter of 2002 is primarily attributable to aggressive price competition brought on by continuing oversupply in the industry, a mix shift to our value-priced SVGA products and uncertain global economic conditions.

Revenues in the Americas and Europe declined 10% and 11% in the first quarter of 2003 compared to the first quarter of 2002, respectively, and increased 24% in Asia for the same period.  The revenue increase in Asia is primarily due to our strong and growing market position in China where we continue to be the market share leader in a fast growing market.

The Chinese market is expected to grow at a faster rate than the overall market in the next several years.  We are uncertain how SARS will affect our revenue in China and the rest of Asia in the near term.

Units sold increased approximately 23% in the first quarter of 2003 compared to the first quarter of 2002, while average selling prices decreased 25% for the same period.  Increases in units sold were primarily in the lower margin, entry-level SVGA products. The significant decrease in average selling prices (ASPs) resulted from aggressive pricing behavior due to the competitive nature of our industry fueled by a weak world-wide economy, a general industry oversupply situation and a shift in the product mix mentioned above.

During the first quarter of 2003, revenues generated geographically were 51% in the U.S., 34% in Europe, 11% in Asia and 4% in the rest of the world.  For the comparable period in 2002, revenues generated geographically were 54% in the U.S., 36% in Europe, 8% in Asia and 2% in the rest of the world.

We had backlog of $16.2 million at March 31, 2003, compared to $27.0 million at December 31, 2002. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2003. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.   Backlog includes deferred revenue for certain products in the channel with over 60 days of inventory at the end of each quarter.

We expect the forces at play during the first quarter, namely aggressive pricing behavior by our competition and a continuing difficult worldwide economic climate, to continue to have a downward pull on our revenues over the next two quarters making it difficult to predict when we will be able to grow our revenues.  However, these factors are expected to be offset by continued unit sales growth, new product introductions during the second quarter, and the actions being taken to reinvigorate our sales channels.  At the present time, weighing all these factors, we anticipate revenues to grow slightly in both the next two quarters above first quarter 2003 levels.

Gross Margins

We achieved gross margins of 16.6% in the first quarter of 2003 compared to 20.7% in the first quarter of 2002 and 20.2% in the fourth quarter of 2002.  The decrease in the first quarter of 2003 is due to aggressive ASP declines, a mix-shift to value-priced SVGA products, and fixed manufacturing costs spread over lower revenue, partially offset by product cost reductions and reductions in overhead spending.

In the first quarter of 2003, we continued the process of shifting more production off shore to our contract manufacturers, Flextronics and Funai, which resulted in outsourced manufacturing of 92% of total units manufactured in the first quarter of 2003. We anticipate that 100% of our manufacturing will be outsourced to our contract manufacturers by the end of the second quarter of 2003. Accordingly, Flextronics and Funai will be directly sourcing a majority of the components with their Asian suppliers. In an effort to reduce our freight costs, we intend to continue shipping a portion of the finished goods from Flextronics and Funai via ocean carriers rather than by air in 2003.

We expect gross margins to remain under pressure in the next few quarters due to the aggressive pricing behavior we are experiencing in the market and the mix shift to a larger volume of SVGA products.  We anticipate that these pressures will be offset by expected reductions in the cost of our products, reductions in our overhead upon completing the transition to offshore manufacturing, and further reductions upon outsourcing our logistics and factory repair activities to a global provider over the next few months.

Operating Expenses

Marketing and sales expense was $18.6 million (12.8% of revenue) in the first quarter of 2003 compared to $21.4 million (13.6% of revenue) in the first quarter of 2002.  The decrease in dollars spent is primarily a result of lower marketing incentives paid to customers as a result of lower revenues, lower employee related costs due to our restructuring in April 2002, and savings realized from the streamlining of our channel structure.  We expect an increase in marketing and sales expense in the next few quarters due to our planned efforts to reinvigorate sales growth and the launch of several products during the summer months.

Research and development expense was $9.1 million (6.3% of revenue) in the first quarter of 2003 compared to $9.0 million (5.7% of revenue) in the first quarter of 2002.  Research and development expenditures in the first quarter of 2003 primarily relate to the development of new products, our networking and wireless initiatives and our initiative to design and produce rear-projection engines for large screen digital televisions. We are committed to continuing to invest in research and development as the innovative market leader, specifically in home entertainment, wireless, networking and easiest to use products. We expect that the amount spent on research and development expense will decrease in the second half of 2003 compared to the first half of 2003 as we expand and accelerate our co-development efforts with our manufacturing partners.

General and administrative expense was $8.5 million (5.8% of revenue) in the first quarter of 2003 compared to $12.3 million (7.8% of revenue) in the first quarter of 2002.  General and administrative expense in the first quarter of 2003 includes a $1.7 million charge related to potential bad debts caused by deterioration of certain customers’ financial condition as a result of the ongoing weak economic conditions in various markets around the world, compared to a $4.6 million charge in the first quarter of 2002.  In addition, general and administrative expenses decreased in the first quarter of 2003 compared to the first quarter of 2002 due to lower expenses associated with the implementation of Oracle in the 2003 period.  Excluding the impact of bad debts, if any, we expect that general and administrative expenses will decline in the remaining quarters of 2003 compared to the first quarter of 2003 as we gain operational efficiencies related to our worldwide Oracle 11i information system and the benefits of our recent restructuring take effect.

Other Income (Expense)

Interest income was $342 thousand in the first quarter of 2003 compared to $438 thousand in the first quarter of 2002 due to lower interest rates during the first quarter of 2003 compared to the first quarter of 2002.

Other income of $374 thousand in the first quarter of 2003 includes primarily foreign currency transaction gains as a result of the strengthening of the Euro versus the U.S. Dollar.  Other losses of $1.4 million in the first quarter of 2002 include $1.3 million in foreign currency transaction losses as a result of the strengthening of the Norwegian Kroner versus the Euro and U.S. Dollar during that quarter.

Income Tax Expense

Income tax expense of $1.0 million was incurred for the first quarter of 2003 due to taxable income in foreign jurisdictions.  The taxable loss incurred for the same time period in the U.S. did not result in an income tax benefit as a valuation allowance has been placed on these losses that must be carried forward for U.S. tax purposes, in accordance with SFAS No. 109 “Accounting for Income Taxes.”  For the first quarter of 2002, we incurred an income tax benefit of $3.4 million primarily due to our ability to carry back U.S. operating losses to prior periods reporting taxable income. Our effective tax rate will be difficult to predict until we utilize all loss carry-forwards and re-establish our deferred tax asset position.

Liquidity and Capital Resources

Total cash and marketable securities, including long-term marketable securities, were $97.8 million at March 31, 2003.  At March 31, 2003, we had working capital of $259.9 million, which included $78.0 million of cash and cash equivalents and $15.1 million of short-term marketable securities.  The current ratio at March 31, 2003 and December 31, 2002 was 3.0 to 1 and 2.8 to 1, respectively.

Cash and cash equivalents decreased $26.2 million in the first quarter of 2003 to $78.0 million at March 31, 2003 as a result of $20.8 million used by operations, net purchases of $3.8 million of marketable securities and $2.7 million used for the purchase of property and equipment as further detailed in our statement of cash flows.  Changes to our major working capital components that contributed to the $20.8 million use of cash by operations are further explained below.

At March 31, 2003 we had an outstanding letter of credit for $8.0 million.  The letter of credit has a term of six months, expiring on April 18, 2003 and collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates contract values.  Subsequent to March 31, 2003, we amended this letter of credit by extending its expiration date to October 1, 2003 and increasing the amount to $15.8 million.  In addition, the amended letter of credit is collateralized by $15.8 million of cash and marketable securities.

Accounts receivable decreased $17.5 million to $103.2 million at March 31, 2003 compared to $120.7 million at December 31, 2002.  The decrease in accounts receivable is primarily due to strong collection activity and lower sequential revenues in the first quarter of 2003.  Days sales outstanding were 64 days at March 31, 2003 compared to 60 days at December 31, 2002 and 81 days at March 31, 2002.

Inventories increased $11.0 million to $125.8 million at March 31, 2003 compared to $114.8 million at December 31, 2002.  See Note 2 for a summary of the components of inventory as of these dates.  The increase in inventory was primarily due to increased finished goods as the result of slower than anticipated demand late in March 2003, buffer stock to support the final product platform transitions to offshore manufacturing and an increase in inbound product shipments via ocean freight to reduce freight costs.  We expect to see a decrease in raw materials and work-in-process inventory as we complete our transition to 100%

contract manufacturing in the second quarter of 2003.  This decline may be offset by an increase in finished goods inventory as we continue to ship our products using ocean freight. Annualized inventory turns were approximately 4 times for the quarter ended March 31, 2003 and 5 times for the quarter ended December 31, 2002.

Income taxes receivable of $23.4 million at March 31, 2003 and $24.0 million December 31, 2002 primarily relate to the carry back of our 2002 taxable losses in order to obtain a refund of taxes paid in prior years.  We anticipate receiving the tax refund during the fourth quarter of 2003.

Outsourced manufacturer receivables increased $2.1 million to $20.0 million at March 31, 2003 compared to $17.9 million at December 31, 2002 due primarily to the transitioning of our production to contract manufacturing during the first quarter of 2003.  We expect this balance to decline during 2003 as this transition is completed.

Accounts payable decreased $17.6 million to $89.8 million at March 31, 2003 compared to $107.4 million at December 31, 2002, primarily due to the timing of payments for inventory purchases.

Expenditures for property and equipment totaled $2.7 million in the first quarter of 2003 and primarily included purchases of product tooling, information systems infrastructure software, primarily for the Oracle 11i European implementation, and engineering design and test equipment. Total expenditures for property and equipment are expected to be $16 to $18 million in 2003, primarily for product tooling, continued information systems development, and network and equipment upgrades.

We anticipate that our current cash and marketable securities, along with cash anticipated to be generated from operations, will be sufficient to fund our operating and capital requirements for at least the next twelve months.

Critical Accounting Estimates

We reaffirm the critical accounting estimates as reported in our Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 12, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2003.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

99.1                           Certification of John V. Harker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of Michael D. Yonker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	INFOCUS CORPORATION

	By:	/s/ John V. Harker
John V. Harker
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Michael D. Yonker
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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

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

3.               Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

5.               The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 14, 2003

By:	/s/ Michael D. Yonker
Michael D. Yonker
Senior Vice President, Finance, Chief Financial Officer and Secretary InFocus Corporation