Form 10-Q
period 2003-06-30
INFOCUS CORP
filed 2003-08-13
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒       No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,434,094
(Class)	(Outstanding at August 1, 2003)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$67,039	$104,230
Marketable securities	19,724	10,590
Restricted cash	17,944	—
Accounts receivable, net of allowances of $14,422 and $16,455	84,926	120,668
Inventories, net	114,507	114,773
Income taxes receivable	24,112	24,023
Deferred income taxes	2,485	5,116
Outsourced manufacturer receivables	10,764	17,912
Other current assets	10,647	17,755
Total Current Assets	352,148	415,067

Marketable securities	—	5,857
Property and equipment, net of accumulated depreciation of $62,471 and $55,310	41,523	45,681
Deferred income taxes	300	250
Other assets, net	5,679	6,053
Total Assets	$399,650	$472,908

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$75,074	$107,429
Payroll and related benefits payable	6,253	7,589
Marketing incentives payable	10,888	11,174
Accrued warranty	7,617	6,186
Other current liabilities	16,165	16,738
Total Current Liabilities	115,997	149,116

Other Long-Term Liabilities	2,457	2,289

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,431,189 and 39,339,638	88,416	88,035
Additional paid-in capital	75,786	75,760
Accumulated other comprehensive income:
Cumulative currency translation adjustment	19,105	8,875
Unrealized gain on equity securities	4,694	3,023
Retained earnings	93,195	145,810
Total Shareholders’ Equity	281,196	321,503
Total Liabilities and Shareholders’ Equity	$399,650	$472,908

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenue	$134,333	$165,035	$279,448	$321,955
Cost of sales	134,226	123,839	255,282	248,252
Gross profit	107	41,196	24,166	73,703

Operating expenses:
Marketing and sales	19,194	19,620	37,829	41,028
Research and development	8,392	9,278	17,462	18,247
General and administrative	6,947	10,048	15,419	22,363
Restructuring costs	3,700	1,318	3,700	1,318
	38,233	40,264	74,410	82,956

Income (loss) from operations	(38,126)	932	(50,244)	(9,253)

Other income (expense):
Interest expense	(93)	(79)	(110)	(216)
Interest income	427	556	769	994
Other, net	(206)	197	168	(1,164)
	128	674	827	(386)
Income (loss) before income taxes	(37,998)	1,606	(49,417)	(9,639)
Provision (benefit) for income taxes	2,153	482	3,198	(2,892)
Net income (loss)	$(40,151)	$1,124	$(52,615)	$(6,747)

Basic net income (loss) per share	$(1.02)	$0.03	$(1.34)	$(0.17)

Diluted net income (loss) per share	$(1.02)	$0.03	$(1.34)	$(0.17)

Shares used in per share calculations:
Basic	39,396	39,279	39,364	39,236
Diluted	39,396	39,714	39,364	39,236

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(52,615)	$(6,747)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	10,522	8,531
Deferred income taxes	2,865	(1,026)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	473
Other non-cash (income) expense, net	(92)	339
(Increase) decrease in:
Restricted cash	(17,944)	—
Accounts receivable, net	40,618	37,570
Inventories, net	5,122	(1,360)
Income taxes receivable	254	(3,483)
Oustourced manufacturer receivables	7,148	2,175
Other current assets	8,396	1,742
Increase (decrease) in:
Accounts payable	(36,652)	(6,101)
Payroll and related benefits payable	(1,629)	(1,833)
Marketing incentives payable, accrued warranty and other current liabilities	(41)	(5,111)
Other long-term liabilities	126	(286)
Net cash provided by (used in) operating activities	(33,922)	24,883

Cash flows from investing activities:
Purchase of marketable securities	(7,224)	(7,160)
Maturities of marketable securities	5,617	10,164
Payments for purchase of property and equipment	(5,116)	(15,153)
Proceeds from sale of property and equipment	125	—
Cash paid for acquisitions, net of cash acquired	—	(1,399)
Other assets, net	563	(1,357)
Net cash used in investing activities	(6,035)	(14,905)

Cash flows from financing activities:
Proceeds from sale of common stock	168	1,710
Net cash provided by financing activities	168	1,710

Effect of exchange rate on cash	2,598	719
Increase (decrease) in cash and cash equivalents	(37,191)	12,407

Cash and cash equivalents:
Beginning of period	104,230	86,059
End of period	$67,039	$98,466

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

	June 30, 2003	December 31, 2002
Raw materials and components	$5,127	$24,606
Work-in-process	3,213	5,055
Finished goods	106,167	85,112
Total, net	$114,507	$114,773

Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.  Inventory is shown net of reserves for obsolete and excess inventories of $26.2 million as of June 30, 2003 and $17.7 million as of December 31, 2002.

Note 3. Earnings Per Share

Following is a reconciliation of basic earnings (loss) per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended June 30,	2003			2002
	Loss	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income (loss) available to common shareholders	$(40,151)	39,396	$(1.02)	$1,124	39,279	$0.03
Diluted EPS
Effect of dilutive stock options	—	—		—	435
Net income (loss) available to common shareholders	$(40,151)	39,396	$(1.02)	$1,124	39,714	$0.03

Six Months Ended June 30,	2003			2002
	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount
Basic EPS
Net loss available to common shareholders	$(52,615)	39,364	$(1.34)	$(6,747)	39,236	$(0.17)
Diluted EPS
Effect of dilutive stock options	—	—		—	—
Net loss available to common shareholders	$(52,615)	39,364	$(1.34)	$(6,747)	39,236	$(0.17)

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Stock options	5,916	3,491	5,916	4,405

Note 4.  Comprehensive Income (Loss)

Comprehensive income or loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in shareholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income or loss for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss)	$(40,151)	$1,124	$(52,615)	$(6,747)
Foreign currency translation gains (losses)	6,378	(7)	10,230	2,229
Net unrealized gain (loss) on equity securities	2,102	(473)	1,671	(808)
Total comprehensive income (loss)	$(31,671)	$644	$(40,714)	$(5,326)

Note 5.  Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which we adopted in December 2002, we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss), as reported	$(40,151)	$1,124	$(52,615)	$(6,747)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(1,525)	(2,636)	(3,945)	(5,272)
Net loss, pro forma	$(41,676)	$(1,512)	$(56,560)	$(12,019)
Basic and diluted net income (loss) per share:
As reported	$(1.02)	$0.03	$(1.34)	$(0.17)
Pro forma	$(1.06)	$(0.04)	$(1.44)	$(0.31)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2003	2002
Risk-free interest rate	2.50 - 3.00%	4.00%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	4.2	5
Expected volatility	81.6 - 82.8%	78.6%

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis.  We offer a standard two-year warranty and, for certain customers, a three-year warranty. We monitor historical failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit.  Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs.  Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods.  For new product introductions, the quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors.  If circumstances change, or a dramatic change in the failure rate were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage.  Deferred warranty revenue at June 30, 2003 and December 31, 2002 totaled $1.4 million and $1.5 million, respectively, and is included in other current liabilities and other long-term liabilities on the consolidated balance sheet. The warranty accrual at June 30, 2003 and December 31, 2002 totaled $9.8 million and $7.9 million, respectively, and is included as accrued warranty and other long-term liabilities on the consolidated balance sheet. The long-term portion of the warranty accrual was $2.2 million as of June 30, 2003 and $1.7 million as of December 31, 2002.

The following is a reconciliation of the changes in the warranty liability for the six months ended June 30, 2003 (in thousands).

Warranty accrual, December 31, 2002	$7,886
Reductions for warranty payments made	(10,963)
Warranties issued	5,799
Adjustments and changes in estimates	7,070
Warranty accrual, June 30, 2003	$9,792

Note 7. Letters of Credit

At June 30, 2003 we had two outstanding letters of credit totaling $15.8 million. A letter of credit for $15.0 million, which expires on October 1, 2003, collateralizes our obligations to a supplier for the purchase of finished goods inventory.  Another letter of credit for $0.8 million, which expires on September 21, 2003, collateralizes our obligations for a competitive bid proposal.  The fair value of these letters of credit approximates contract values.  The letters of credit are collateralized by $15.8 million of cash and marketable securities, and as such are reported as restricted cash on the consolidated balance sheet.

Note 8. Restructuring

In April 2003, we announced a restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development.  With the final phase of the implementation of our worldwide information system in May 2003, we are able to realize efficiencies in our finance and administrative functions.  In addition, with the completion of the transition of our manufacturing to offshore partners, the next step is to outsource our logistics and factory repair activities. We have selected a global provider, which we expect will allow us to further reduce our operational overheads, increase efficiencies, improve customer service and lower warranty and freight costs as we transition over the next three quarters.  Pursuant to SFAS No. 146, we recorded a restructuring charge related to these actions of $3.7 million in the second quarter of 2003, primarily for severance related costs.  We expect to record an additional $1.0 million in the second half of 2003, primarily for vacating manufacturing and warehouse space.   At June 30, 2003, we had $5.7 million of restructuring costs accrued on our consolidated balance sheet as other current liabilities.  We expect the majority of these costs to be incurred within the next two quarters.  The following table displays a roll-forward of the accruals established for restructuring for the six months ended June 30, 2003 (in thousands):

	Accrual at December 31, 2002	2003 Net Charges	2003 Amount Used	Accrual at June 30, 2003
Severance and related	$2,976	$3,381	$(2,931)	$3,426
Lease loss	2,573	267	(1,049)	1,791
Other	634	52	(183)	503
	$6,183	$3,700	$(4,163)	$5,720

Note 9. China Importation Investigation

During the second quarter of 2003, our importation of products for resale in the China market by our Chinese subsidiary became the subject of an investigation by Chinese authorities.  In mid-May 2003, these authorities took actions that effectively shut down our Chinese importation and sales operations.  The Chinese authorities have completed an initial stage of their investigation but the authorities have not determined what charges, if any, will be brought against our Chinese subsidiary. We are cooperating fully with the ongoing investigation. During our most recent meetings, we learned Chinese customs may seek additional duties of up to 30% on some or all of the products imported into China by our Chinese subsidiary.  However, we are not able to estimate the amount which may be assessed by the Chinese government or paid to resolve this matter.  As of June 30, 2003, approximately $2.2 million in cash, $3.2 million in accounts receivable and $7.5 million in inventory are included in our consolidated balance sheet related to China.  At this time our Chinese subsidiary’s inventory has been impounded and their bank accounts frozen by the Chinese authorities.  We have reported the cash as restricted as of June 30, 2003.  See also, Part II Item 1 Legal Proceedings.

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

In addition, during the second quarter of 2003 we completed the transition to offshore manufacturing and, as of June 30, 2003, 100% of the manufacturing of our projectors is being done by Flextronics in Malaysia and Funai Electric Company in China.  The risks mentioned above related to reliance on suppliers also impacts our contract manufacturers.  In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations.  Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

China importation investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  In mid-May 2003, the Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations.  In addition, our Chinese subsidiary’s bank account with approximately $2.2 million of cash has been frozen and approximately $7.5 million of inventory has been impounded.  The Chinese authorities have completed an initial stage of their investigation but the authorities have not determined what charges, if any, will be brought against our Chinese subsidiary. We are cooperating fully with the investigation.  During our most recent meetings, we learned Chinese customs may seek additional duties of up to 30% on some or all of the products imported into China by our Chinese subsidiary.  However, we are not able to estimate the amount which may be assessed by the Chinese government or paid to resolve this matter.

We continue to explore alternatives to serving our customers and resuming sales of our products in China, however, at this time, we are not able to predict when we will be able to resume our importation and sales into China.  This investigation negatively affected our revenues and gross margins in the second quarter of 2003 and is expected to negatively affect our revenues and margins until this situation is resolved.  Historically, revenues from China have accounted for less than 5% of total revenues.

To date, this investigation has not had an impact on our contract manufacturing activities in China.

General economic and industry conditions

Our revenues have been adversely impacted by the current economic slowdown, and a continued decline in economic conditions could further depress corporate capital spending for products like ours.  The economic conditions were exacerbated during the first and second quarters of 2003 due to geopolitical concerns, primarily a result of the war with Iraq.  Current poor and uncertain economic conditions could lead to a prolonged suppression of our revenues.  In addition, the financial condition of certain of our customers has weakened in the current economic environment resulting in higher amounts of bad debt expense being recorded during this economic downturn.  We continue to monitor the financial health of our customer base in an effort to reduce our risk regarding collection of accounts receivable balances, but there is no guarantee we will not be negatively impacted by further bad debts in the future.

Competition

The markets for our products are highly competitive, and we expect aggressive price competition to continue into the foreseeable future. Some of our current and prospective competitors have or may have significantly greater financial, technical, manufacturing, and marketing resources than we have.  Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support.  In order to compete effectively and return to profitability, we must continue to reduce the cost of our products, our manufacturing overhead, and our operating expenses in order to offset recent declines in gross margins, while at the same time drive our products into new markets to expand our revenue base.  In addition, we are focusing more effort on turnkey solutions through the use of software, service and support to differentiate us.  There is no assurance we will be able to compete successfully with respect to these factors.

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

International activities

Sales outside the United States accounted for approximately 47.2% of our revenues in the first six months of 2003 and 46.0% of our revenues in the first six months of 2002. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws, and foreign currency exchange rates.

Results of Operations

Revenues

Revenue for the second quarter of 2003 decreased to $134.3 million from $165.0 million in the second quarter of 2002, and decreased to $279.4 million for the six months ended June 30, 2003 from $322.0 million for the comparable period of 2002.  The decreases in revenue in the three and six month periods ended June 30, 2003 compared to the same periods of 2002 are primarily attributable to a 27.2% and a 25.7% decrease, respectively, in average selling prices (ASPs) in the three and six month periods ended June 30, 2003 compared to the same periods of 2002.  The decreases in ASP are due to the following:

•                  aggressive price competition brought on by continuing oversupply in the industry;

•                  a mix shift to our value-priced SVGA products;

•                  the emergence of a new $999 end-user price point category; and

•                  uncertain global economic conditions.

The decreases in ASPs were partially offset by an 11.8% and a 16.9% increase, respectively, in units sold in the three and six month periods ended June 30, 2003 compared to the same periods of 2002.  The increases in units sold were primarily in the lower margin, entry-level SVGA products due to the emergence of the new $999 end-user price point category.

The Americas’ revenues declined 21% in the second quarter of 2003 compared to the second quarter of 2002, Europe decreased 12% and Asia decreased 17% for the same period.  For the six month period ended June 30, 2003, the Americas’ revenues declined 15% compared to the six month period ended June 30, 2002, Europe decreased 12% and Asia increased 1% for the same period.   Revenue declines in the corporate sector in the Americas were partially offset by increases in government and education sales.  The decreases in Europe reflect overall economic weakness, particularly in Germany. The revenue decrease in Asia in the second quarter of 2003 is primarily due to the impact of SARS and not being able to sell into the Chinese market for over half of the quarter.  Excluding the impact of China from the Asia revenue figures, Asia revenues increased 18% in the second quarter of 2003 compared to the second quarter of 2002.

During the first six months of 2003, revenues generated geographically were 53% in the U.S., 32% in Europe, 11% in Asia and 4% in the rest of the world.  For the comparable period in 2002, revenues generated geographically were 54% in the U.S., 32% in Europe, 9% in Asia and 5% in the rest of the world.

We had backlog of $18.5 million at June 30, 2003, compared to $27.0 million at December 31, 2002. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2003. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.   Backlog includes deferred revenue for certain products in the channel with over 60 days of inventory at the end of each quarter.

We expect the forces at play during the first and second quarters of 2003, namely aggressive pricing behavior by our competition, a continuing difficult worldwide economic climate and a further mix shift to value-priced SVGA products, to continue to have a downward pull on our revenues over the next two quarters making it difficult to predict when we will be able to grow our revenues.  However, these factors are expected to be offset by continued unit sales growth, new product introductions and the actions being taken to reinvigorate our sales channels.  It is not possible to predict when the situation in China will be resolved.

Gross Margins

We achieved gross margins of 8.6% in the first six months of 2003, with 0.1% achieved in the second quarter of 2003, compared to 22.9% in the first six months of 2002 and 25.0% in the second quarter of 2002.  The decreases in the three and six month periods ended June 30, 2003 compared to the same periods of 2002 are due to the following:

•                  aggressive ASP declines;

•                  a mix-shift to value-priced SVGA products;

•                  fixed manufacturing costs spread over lower revenue;

•                  a $10.0 million write-down of inventory during the second quarter of 2003; and

•                  increased warranty costs in the 2003 periods compared to the 2002 periods

The inventory write-down resulted primarily from a lower projected usage rate for customer service parts over the remaining service life, due in part to lower ASPs and price points, remaining raw materials that will not be transitioned to our manufacturing partners and lower of cost or market issues on certain finished goods.

In addition to the higher than expected warranty costs incurred of approximately $1.5 million during the second quarter of 2003, we also increased our warranty accrual by approximately $2.0 million due to the higher than anticipated repair activity experienced during the first half of the year.

These factors were partially offset by product cost reductions and reductions in overhead spending.

In the second quarter of 2003, we completed the process of shifting our production off shore to our contract manufacturers, Flextronics and Funai, and, as of June 30, 2003, they were manufacturing 100% of our units. Accordingly, Flextronics and Funai will be directly sourcing a majority of the components with their Asian suppliers. In an effort to reduce our freight costs, we intend to continue shipping a portion of the finished goods from Flextronics and Funai via ocean carriers rather than by air in 2003.

We expect gross margins to remain under pressure in the next few quarters due to the aggressive pricing behavior we are experiencing in the market and the mix shift to a larger volume of SVGA products.  We anticipate that these pressures will be partially offset by expected reductions in the cost of our products, reductions in our overhead with the completion of our transition to offshore manufacturing, and further reductions upon outsourcing our logistics and factory repair activities to a global provider over the next three quarters.

Operating Expenses

Marketing and sales expense was $19.2 million and $37.8 million, respectively (14.3% and 13.5% of revenue, respectively), for the three and six month periods ended June 30, 2003, compared to $19.6 million and $41.0 million, respectively (11.9% and 12.7% of revenue, respectively), for the comparable periods of 2002.  The decreases in dollars spent are primarily a result of lower marketing incentives paid to customers as a result of lower revenues, lower employee related costs due to our restructuring efforts, and savings realized from the streamlining of our channel structure.  These decreases were offset in part by costs related to our efforts to generate end-user demand and to launch several new products during the second quarter of 2003.

Research and development expense was $8.4 million and $17.5 million, respectively (6.2% and 6.2% of revenue, respectively), for the three and six month periods ended June 30, 2003 compared to $9.3 million and $18.2 million, respectively (5.6% and 5.7% of revenue, respectively), for the comparable periods of 2002. Research and development expenditures in the first half of 2003 primarily relate to the development of new products, our networking and wireless initiatives and our initiative to design and produce rear-projection engines for large screen digital televisions.. We expect that the amount spent on research and development expense will decrease in the second half of 2003 compared to the first half of 2003 as we expand and accelerate our co-development efforts with our manufacturing partners.

General and administrative expense was $6.9 million and $15.4 million, respectively (5.2% and 5.5% of revenue, respectively), for the three and six month periods ended June 30, 2003, compared to $10.0 million and $22.4 million, respectively (6.1% and 6.9% of revenue, respectively), for the comparable periods of 2002.  General and administrative expense in the three and six month periods ended June 30, 2003 includes a $1.1 million and a $2.8 million charge, respectively, related to potential bad debts caused by deterioration of certain customers’ financial condition as a result of the ongoing weak economic conditions in various markets around the world, compared to a $3.4 million and an $8.0 million charge, respectively, in the comparable periods of 2002.  In addition, general and administrative expenses decreased in the 2003 periods compared to the 2002 periods due to lower expenses associated with the implementation of Oracle in the 2003 period.  Excluding the impact of bad debts, if any, we expect that general and administrative expenses will decline in the remaining quarters of 2003 compared to the first and second quarters of 2003 as the benefits of our recent restructuring take effect.

Restructuring

In April 2003, we announced a restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development. With the final phase of the implementation of our worldwide information system in May 2003, we are beginning to realize efficiencies in our finance and administrative functions. In addition, with the completion of the transition of our manufacturing to offshore partners complete, the next step is to outsource our logistics and factory repair activities.  We have selected a global provider, which we expect to further reduce our operational overheads, increase efficiencies, improve customer service and lower warranty and freight costs as we migrate these operations over the next three quarters. Pursuant to SFAS No. 146, we recorded a restructuring charge related to these actions of $3.7 million in the second quarter of 2003, primarily for severance related costs.  In addition, we expect to record an additional $1.0 million in the second half of 2003, primarily for vacating manufacturing and warehouse space. We anticipate that the net annualized benefit related to the above restructuring activities will be approximately $11.0 million, of which approximately half is expected to come from lower manufacturing overhead costs and half from lower operating expenses. We began realizing partial benefits from these restructuring activities in the second quarter and expect to see full benefits realized as we exit 2003.

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

Other Income (Expense)

Interest income decreased to $0.4 million and $0.8 million, respectively, in the three and six month periods ended June 30, 2003 compared to $0.6 million and $1.0 million, respectively, in the comparable periods of 2002.  The decreases are due to lower interest rates during the first six months of 2003 compared to the first six months of 2002 and lower cash and investment balances.

Other expense of $0.2 million in the quarter ended June 30, 2003 primarily includes foreign currency transaction losses.  Other income of $0.2 million in the six month period ended June 30, 2003 includes primarily foreign currency transaction gains as a result of the strengthening of the Euro versus the U.S. Dollar, offset by the losses discussed above for the second quarter of 2003.  Other income of $0.2 million and loss of $1.2 million, respectively, in the three and six month periods ended

June 30, 2002 includes a $0.5 million gain and a $1.3 million loss, respectively, in foreign currency transactions.

Income Tax Expense

Income tax expense of $2.2 million and $3.2 million, respectively, was incurred for the three and six month periods ended June 30, 2003.  In the second quarter of 2003, we increased our valuation allowance for foreign deferred tax assets due to larger than anticipated international operating losses in the first half of 2003.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” the taxable loss incurred in the U.S. did not result in an income tax benefit as a valuation allowance has been placed on these net operating losses since we are in a tax carry-forward position for U.S. tax purposes. The income tax benefit of $2.9 million recorded for the six month period ended June 30, 2002 was due to our ability to carry back U.S. operating losses to prior periods reporting taxable income.  Our effective tax rate will be difficult to predict until we utilize all loss carry-forwards and re-establish our deferred tax asset position.

Liquidity and Capital Resources

Total cash, marketable securities and restricted cash were $104.7 million at June 30, 2003.  At June 30, 2003, we had working capital of $236.2 million, which included $67.0 million of unrestricted cash and cash equivalents and $19.7 million of short-term marketable securities.  The current ratio at June 30, 2003 and December 31, 2002 was 3.0 to 1 and 2.8 to 1, respectively.

Cash and cash equivalents decreased $37.2 million in the first six months of 2003 to $67.0 million at June 30, 2003 as a result of $33.9 million used by operations, including the transfer of $17.9 million to restricted cash, net purchases of $1.6 million of marketable securities and $5.1 million used for the purchase of property and equipment as further detailed in our statement of cash flows.  Changes to our major working capital components that contributed to the use of cash by operations are further explained below.

At June 30, 2003 we had two outstanding letters of credit totaling $15.8 million. A letter of credit for $15.0 million, which expires on October 1, 2003, collateralizes our obligations to a supplier for the purchase of finished goods inventory.  Another letter of credit for $0.8 million, which expires on September 21, 2003, collateralizes our obligations for a competitive bid proposal.  The fair value of these letters of credit approximates contract values.  The letters of credit are collateralized by $15.8 million of cash and marketable securities.

In addition, approximately $2.2 million of our restricted cash is related to amounts in bank accounts in China.

Accounts receivable decreased $35.7 million to $84.9 million at June 30, 2003 compared to $120.7 million at December 31, 2002.  The decrease in accounts receivable is primarily due to strong collection activity, especially in the Americas, lower sequential revenues in the first and second quarters of 2003 and more linear revenues during the second quarter of 2003 compared to the fourth quarter of 2002.  Days sales outstanding were 57 days at June 30, 2003 compared to 60 days at December 31, 2002 and 69 days at June 30, 2002.

Inventories remained flat at $114.5 million at June 30, 2003 compared to $114.8 million at December 31, 2002.  See Note 2 for a summary of the components of inventory as of these dates.  Decreases in inventory due to reductions in raw materials as a result of 100% outsourced manufacturing and increases in reserves, were offset by increases in finished goods due to lower shipments at the end of the quarter to our channel partners resulting in a channel inventory level of approximately 4 weeks compared to approximately 6 to 7 weeks at the end of 2002. Annualized inventory turns were approximately 4 times for the quarter ended June 30, 2003 and 5 times for the quarter ended December 31, 2002.

Income taxes receivable of $24.1 million at June 30, 2003 and $24.0 million December 31, 2002 primarily relate to the carry back of our 2002 taxable losses in order to obtain a refund of taxes paid in prior years.  We anticipate receiving the tax refund during the fourth quarter of 2003.

Outsourced manufacturer receivables decreased $7.1 million to $10.8 million at June 30, 2003 compared to $17.9 million at December 31, 2002 due primarily to the transitioning of our production to contract manufacturing during the first and second quarters of 2003.  We expect this balance to continue to decline during the second half of 2003 now that this transition is complete.

Other current assets decreased $7.2 million to $10.6 million at June 30, 2003 compared to $17.8 million at December 31, 2002 due primarily to the collections of VAT receivables.

Accounts payable decreased $32.4 million to $75.1 million at June 30, 2003 compared to $107.4 million at December 31, 2002, primarily due to the timing of payments for inventory purchases.

Expenditures for property and equipment totaled $5.1 million in the first six months of 2003 and primarily included purchases of product tooling, information systems infrastructure software, primarily for the Oracle 11i European implementation, and engineering design and test equipment. Total expenditures for property and equipment are expected to be $12 to $14 million in 2003, primarily for product tooling, continued information systems development, and network and equipment upgrades.

We anticipate that our current cash and marketable securities, along with cash anticipated to be generated from operations, will be sufficient to fund our operating and capital requirements for at least the next twelve months.

Critical Accounting Estimates

We reaffirm the critical accounting estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 12, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2003.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  In mid-May 2003, the Chinese officials took actions that effectively shut down the importation and sales operations of our Chinese subsidiary.  In addition, the Chinese subsidiary’s bank accounts with approximately $2.2 million of cash have been frozen and approximately $7.5 million of the subsidiary’s inventory has been impounded.

At this time, the Chinese authorities have completed an initial stage of their investigation but the authorities have not determined what charges, if any, will be brought against our Chinese subsidiary. We are cooperating fully with the ongoing investigation.  During our most recent meetings, we learned Chinese customs may seek additional duties of up to 30% on some or all of the products imported into China by our Chinese subsidiary.  However, we are not able to estimate the amount which may be assessed by the Chinese government or paid to resolve this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 30, 2003, at which the following actions were taken:

1.               The shareholders elected the five nominees for director to our Board of Directors.  The five directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Peter D. Behrendt	31,196,550	2,436,816
Michael R. Hallman	31,197,812	2,435,554
John V. Harker	22,083,062	11,550,304
Svein S. Jacobsen	31,200,538	2,432,828
Duane C. McDougall	31,225,802	2,407,564

2.               The shareholders ratified the appointment of KPMG LLP as InFocus Corporation’s independent auditors for the year ending December 31, 2003:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
33,019,420	598,426	15,520	—

3.             The shareholders approved an amendment to the InFocus 1998 Stock Incentive Plan to increase the number of shares of common stock available for issuance from 4,500,000 to 6,450,000:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
29,464,471	4,045,585	123,310	—

4.               The shareholders approved the authorization for us to apply for de-listing of our common stock from the Oslo Stock Exchange:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
30,974,857	2,627,509	31,000	—

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1                         Certification of John V. Harker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                         Certification of Michael D. Yonker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of John V. Harker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Michael D. Yonker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

•                  Form 8-K dated and filed April 7, 2003 pursuant to Item 12.  Results of Operations and Financial Condition;

•                  Form 8-K dated and filed April 30, 2003 pursuant to Item 12.  Results of Operations and Financial Condition;

•                  Form 8-K/A dated April 30, 2003 and filed May 2, 2003 pursuant to Item 12.  Results of Operations and Financial Condition; and

•                  Form 8-K dated and filed June 24, 2003 pursuant to Item 12.  Results of Operations and Financial Condition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2003	INFOCUS CORPORATION

		By:	/s/ John V. Harker
John V. Harker
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael D. Yonker
Michael D. Yonker
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer)