Form 10-Q
period 2003-09-30
INFOCUS CORP
filed 2003-11-13
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,491,654
(Class)	(Outstanding at November 3, 2003)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2003	December 31, 2002
	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$92,890	$104,230
Marketable securities	16,472	10,590
Restricted cash	17,685	—
Accounts receivable, net of allowances of $14,837 and $16,455	84,040	120,668
Inventories, net	93,166	114,773
Income taxes receivable	4,791	24,023
Deferred income taxes	2,461	5,116
Outsourced manufacturer receivables	7,703	17,912
Other current assets	11,651	17,755
Total Current Assets	330,859	415,067

Marketable securities	—	5,857
Property and equipment, net of accumulated depreciation of $50,664 and $55,310	15,093	45,681
Deferred income taxes	930	250
Other assets, net	3,855	6,053
Total Assets	$350,737	$472,908

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$68,548	$107,429
Payroll and related benefits payable	5,429	7,589
Marketing incentives payable	8,159	11,174
Accrued warranty	10,257	6,186
Other current liabilities	14,160	16,738
Total Current Liabilities	106,553	149,116

Other Long-Term Liabilities	4,129	2,289

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,452,299 and 39,339,638	88,495	88,035
Additional paid-in capital	75,789	75,760
Accumulated other comprehensive income:
Cumulative currency translation adjustment	20,526	8,875
Unrealized gain on equity securities	7,925	3,023
Retained earnings	47,320	145,810
Total Shareholders’ Equity	240,055	321,503
Total Liabilities and Shareholders’ Equity	$350,737	$472,908

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2003	2002	2003	2002

Revenues	$139,310	$149,867	$418,758	$471,822
Cost of revenues	126,696	125,182	381,978	373,434
Gross profit	12,614	24,685	36,780	98,388

Operating expenses:
Marketing and sales	17,476	19,550	55,305	60,578
Research and development	7,746	9,799	25,208	28,046
General and administrative	6,928	11,198	22,347	33,561
Restructuring costs	—	—	3,700	1,318
Long-lived asset impairment	26,400	—	26,400	—
	58,550	40,547	132,960	123,503

Loss from operations	(45,936)	(15,862)	(96,180)	(25,115)

Other income (expense):
Interest expense	(127)	(19)	(237)	(235)
Interest income	494	499	1,263	1,493
Other, net	95	(579)	263	(1,743)
	462	(99)	1,289	(485)
Loss before income taxes	(45,474)	(15,961)	(94,891)	(25,600)
Provision (benefit) for income taxes	401	(6,788)	3,599	(9,680)
Net loss	$(45,875)	$(9,173)	$(98,490)	$(15,920)

Basic and diluted net loss per share	$(1.16)	$(0.23)	$(2.50)	$(0.41)

Shares used in per share calculations:
Basic and diluted	39,436	39,321	39,368	39,267

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the nine months ended Sept. 30,
	2003	2002

Cash flows from operating activities:
Net loss	$(98,490)	$(15,920)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	14,259	12,628
Deferred income taxes	2,329	(811)
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	497
Long-lived asset impairment	26,400	—
Other non-cash expense	432	3,551
(Increase) decrease in:
Restricted cash	(17,685)	—
Accounts receivable, net	42,462	44,603
Inventories, net	26,694	(2,679)
Income taxes receivable, net	19,385	(10,059)
Oustourced manufacturer receivables	10,209	21,753
Other current assets	7,617	4,625
Increase (decrease) in:
Accounts payable	(43,375)	(18,857)
Payroll and related benefits payable	(2,525)	(3,374)
Marketing incentives payable, accrued warranty and other current liabilities	(2,067)	(6,771)
Other long-term liabilities	1,785	32
Net cash provided (used) by operating activities	(12,570)	29,218

Cash flows from investing activities:
Purchase of marketable securities	(7,224)	(7,915)
Maturities of marketable securities	12,091	14,887
Payments for purchase of property and equipment	(6,685)	(21,848)
Proceeds received from sale of property and equipment	125	—
Cash paid for acquisitions, net of cash acquired	—	(1,399)
Other assets, net	(225)	(2,883)
Net cash used in investing activities	(1,918)	(19,158)

Cash flows from financing activities:
Proceeds from sale of common stock	256	1,841
Net cash provided by financing activities	256	1,841

Effect of exchange rate on cash	2,892	376
Increase (decrease) in cash and cash equivalents	(11,340)	12,277

Cash and cash equivalents:
Beginning of period	104,230	86,059
End of period	$92,890	$98,336

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

	September 30, 2003	December 31, 2002
Raw materials and components	$1,915	$24,606
Work-in-process	1,627	5,055
Finished goods	89,624	85,112
Total, net	$93,166	$114,773

Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.  Inventory is shown net of reserves for obsolete and excess inventories of $22.1 million as of September 30, 2003 and $17.7 million as of December 31, 2002.  Inventories as of September 30, 2003 include approximately $7.5 million of finished goods and service parts impounded by Chinese authorities.  See Note 10.

Note 3. Earnings Per Share

Since we were in a loss position for all periods presented, there was no difference between the number of shares used to calculate basic and diluted loss per share for any period. Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following (in thousands):

	Three and Nine Months Ended September 30,
	2003	2002
Stock options	5,553	4,912

Note 4.  Comprehensive Loss

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in shareholders’ equity instead of net loss.  The following table sets forth the calculation of comprehensive loss for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(45,875)	$(9,173)	$(98,490)	$(15,920)
Foreign currency translation gains/(losses)	1,421	(353)	11,651	1,876
Net unrealized gain/(loss) on marketable securities	3,231	(341)	4,902	(1,149)
Total comprehensive loss	$(41,223)	$(9,867)	$(81,937)	$(15,193)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(45,875)	$(9,173)	$(98,490)	$(15,920)
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards	(2,254)	(2,636)	(6,200)	(7,908)
Net loss, pro forma	$(48,129)	$(11,809)	$(104,690)	$(23,828)
Basic and diluted net loss per share:
As reported	$(1.16)	$(0.23)	$(2.50)	$(0.41)
Pro forma	$(1.22)	$(0.30)	$(2.66)	$(0.61)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2003	2002
Risk-free interest rate	2.50% - 3.00%	4.00%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	4.2	5
Expected volatility	81.6% - 82.8%	78.6%

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis.  We offer a standard two-year warranty and, for certain customers, a three-year warranty. We monitor historical failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit.  Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs.  Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods.  For new product introductions, the quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors.  If circumstances change, or a dramatic change in the failure rate were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage.  Deferred warranty revenue totaled $1.5 million at both September 30, 2003 and December 31, 2002 and is included in other current liabilities and other long-term liabilities on the consolidated balance sheet. The warranty accrual at September 30, 2003 and December 31, 2002 totaled $13.7 million and $7.9 million, respectively, and is included as accrued warranty and other long-term liabilities on the consolidated balance sheet. The long-term portion of the warranty accrual was $3.4 million as of September 30, 2003 and $1.7 million as of December 31, 2002.

The following is a reconciliation of the changes in the warranty liability for the nine months ended September 30, 2003 (in thousands).

Warranty accrual, December 31, 2002	$7,886
Reductions for warranty payments made	(15,995)
Warranties issued	14,852
Adjustments and changes in estimates	6,951
Warranty accrual, September 30, 2003	$13,694

Note 7. Letters of Credit

At September 30, 2003 we had two outstanding letters of credit totaling $15.4 million. The first is a letter of credit for $15.0 million, which was recently amended to extend the expiration date until February 2, 2004, and collateralizes our obligations to a supplier for the purchase of finished goods inventory.  Another letter of credit for $0.4 million, which expired on November 10, 2003, collateralized our obligations for a competitive bid proposal.  The fair value of these letters of credit approximates contract values.  The letters of credit are collateralized by $15.4 million of cash and marketable securities, and as such are reported as restricted cash on the consolidated balance sheet.

Note 8. Restructuring

In April 2003, we announced a restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development.  Pursuant to SFAS No. 146, we recorded a restructuring charge related to these actions of $3.7 million in the second quarter of 2003, primarily for severance related costs. We did not record a restructuring charge in the third quarter of 2003. We expect, however, to record a restructuring charge of approximately $3.5 million in the fourth quarter of 2003, and an additional $1.5 million and $2.5 million respectively in the first and second quarters of 2004.  The restructuring charge will primarily be for consolidating employees at our research and development, factory repair and logistics site in Wilsonville, Oregon into our corporate headquarters building and for the continued transfer of our logistics and factory repair activities to an outsourced provider. At September 30, 2003, we had $4.3 million of restructuring costs accrued on our consolidated balance sheet as other current liabilities.  We expect the majority of these costs to be paid within the next two quarters.  The following table displays a roll-forward of the accruals established for restructuring for the nine months ended September 30, 2003 (in thousands):

	Accrual at December 31, 2002	2003 Net Charges	2003 Amounts Paid	Accrual at September 30, 2003
Severance and related	$2,976	$3,381	$3,900	$2,457
Lease loss	2,573	267	1,346	1,494
Other	634	52	384	302
	$6,183	$3,700	$5,630	$4,253

Note 9.  Long-Lived Asset Impairment

Based on recent quarterly significant operating losses, we performed a review and evaluation of the carrying value of our long-lived assets for impairment.  Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value.  This analysis, along with under utilization of certain assets, indicated that the book value of certain of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Accordingly, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, which was allocated, on a pro-rata basis, to the following categories of long-lived assets; furniture and fixtures, manufacturing equipment, engineering equipment, computer software and equipment, and building improvements.  All of the long-lived assets are continuing to be used in operations.

Note 10. China Importation Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  In mid-May 2003, Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations.  The Chinese authorities are questioning the classification of projectors upon importation into China.  Since we established operations in China in late 2000, we have imported data projectors.  The distinction between a data projector and a video projector is important because the duty rates on a video projector have been much higher than on a data projector over the last few years.  If the video projector duty rate were to be applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.  In addition, China customs authorities have the authority to assess punitive damages if it is found that there was any intentional wrongdoing by our subsidiary.  We believe, from a technological standpoint, that we took the necessary steps to properly create and import data projectors into China.  The difficulty in this case is two-fold.  First,  recent advancements in the digital capabilities of laptops and DVD players have led to a convergence of data and video technologies whereby display products, like computer monitors, data projectors and flat panel displays, may have the capability to display video in certain circumstances.   Second, the creation of a data projector and its distinction from a video projector is technologically intricate and requires an in-depth understanding of both software and electrical engineering.  We continue to cooperate fully with the ongoing investigation.

At September 30, 2003, we had approximately $10.5 million in inventory and accounts receivable in China and approximately $2.3 million of cash, which is included as restricted cash on our balance sheet.  Subsequent to September 30, 2003, Chinese customs officials agreed to allow us to resume certain business operations in China.  Also, in exchange for agreeing to deposit as security 50 million RMB, approximately $6 million, with Shanghai customs, they released our bank accounts, thereby allowing us to collect outstanding accounts receivable.  In addition, Shanghai customs agreed to release approximately $1.9 million of our finished goods and spare parts inventory.   They continue to hold approximately $5.6 million of inventory.

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

We deliver innovative and reliable technology expertise resulting in products that are easy to use and integrate, include true multimedia capabilities, are quick to setup and intuitive to operate.  Users can connect to a variety of sources including digital and analog PCs, DVD players, HDTVs, S-video, VCRs, workstations, laser disc players and gaming devices.

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

We have devoted significant resources to developing and supporting a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide.  We sell our InFocus, ASK and Proxima brand products through wholesale distributors, which in turn sell to PC resellers, audiovisual resellers, online providers, catalogs, education resellers and government resellers.  In addition, we have recently begun offering certain products through office product retailers and consumer electronics retailers.  We expect retail to be a growing channel for us in the future.  Further, we have private label OEM arrangements with a number of companies that resell our projectors under their own brands.

Our customer service organization supports customers through a call center and an Internet based support program.  We also provide factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, and technical publications for our customers and end-users.

We have also recently begun an initiative to provide light engines for rear projection products such as large rear screen televisions by announcing relationships with two television manufacturers.  By leveraging our investments in front projection technology and existing DLP technology, we are providing a new technology alternative for rear projection device manufacturers that reduces the size and weight of the television while improving its price performance.  In addition, we recently announced the first product in what we expect to be a family of large area flat panel display products.  The TD30 is our 30-inch product offering built with active matrix LCD technology.  The TD30 provides a complementary product to our front projection offerings and a new opportunity for our channel partners.  The market for flat panel displays above 30 inches for professional and consumer use is expected to grow rapidly over the next three years and is projected to surpass the size of the front projection market in 2005.  Over the course of the next year, we expect to offer a family of flat panel display products with larger display sizes.  As we extend our offerings to larger format thin displays, we expect the products will be based on our own proprietary technology.

Forward Looking Statements and Factors Affecting Our Business and Prospects

This Form 10-Q contains forward-looking statements regarding our business and future prospects.  These statements contain language such as “believe,” “expect,” “anticipate,” and other such language regarding various aspects of our business.  Investors are cautioned that all forward-looking statements involve risks and uncertainties and several factors could cause actual results to differ materially from those in any forward-looking statements. The following is a description of some of the factors that may cause the actual results of operations in future periods to differ materially from those currently expected or desired.

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

In addition, 100% of the manufacturing of our projectors is being done by Flextronics in Malaysia and Funai Electric Company in China.  The risks mentioned above related to reliance on suppliers also impacts our contract manufacturers.  In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations.  Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

China importation investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.

This investigation negatively affected our revenues and gross margins in the second and third quarters of 2003 and is expected to negatively affect our revenues and margins until it is resolved.    See Part II, Item 1.  Legal Proceedings below for a more complete description of the status of this investigation.

General economic and industry conditions

The global economic outlook remains somewhat uncertain. Although there are signs of positive improvement in the U.S. economy, our revenues have been adversely impacted by the current economic slowdown, and a continued decline in economic conditions could further depress corporate capital spending for products like ours.  The economic conditions were exacerbated during the first and second quarters of 2003 due to geopolitical concerns, primarily a result of the war with Iraq.  Deterioration in any one of a number of geopolitical issues could change the economic landscape. In addition, the financial condition of certain of our customers has weakened in the current economic environment resulting in higher amounts of bad debt expense being recorded during this economic downturn.  We continue to monitor the financial health of our customer base in an effort to reduce our risk regarding collection of accounts receivable balances, but there is no guarantee we will not be negatively impacted by further bad debts in the future.

Competition

The markets for our products are highly competitive, and we expect aggressive price competition to continue into the foreseeable future. Some of our current and prospective competitors have or may have significantly greater financial, technical, manufacturing, and marketing resources than we have.  Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support.  In order to compete effectively and return to profitability, we must continue to reduce the cost of our products, our manufacturing and other overhead costs, and our operating expenses in order to offset recent declines in gross margins, while at the same time drive our products into new markets and extend our reach into large format thin display products to expand our revenue base.  In addition, we are focusing more effort on turnkey solutions through the use of software, service and support to differentiate us.  There is no assurance we will be able to compete successfully with respect to these factors.

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

International activities

Sales outside the United States accounted for approximately 45% of our revenues in the first nine months of 2003 and 44% of our revenues in the first nine months of 2002. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws, and foreign currency exchange rates.

Results of Operations

Revenues

Revenue for the third quarter of 2003 decreased to $139.3 million from $149.9 million in the third quarter of 2002, and decreased to $418.8 million for the nine months ended September 30, 2003 from $471.8 million for the comparable period of 2002.  The decreases in revenue in the three and nine month periods ended September 30, 2003 compared to the same periods of 2002 are primarily attributable to a 29% and a 27% decrease, respectively, in average selling prices (ASPs).  The decreases in ASPs are due to the following:

•                  aggressive price competition in the industry;

•                  a mix shift to our value-priced products;

•                  the emergence of a new $999 end-user price point category; and

•                  uncertain global economic and geopolitical conditions.

The decrease in ASPs slowed in the third quarter of 2003 to 5% compared to the second quarter of 2003.  The first and second quarters of 2003 experienced ASP decreases of greater than 10% from their immediately preceding quarters.  We expect pricing conditions to remain aggressive in the industry putting pressure on revenue and gross margin growth, but it is difficult to predict the level of impact ASP declines will have in any particular quarter.

The decreases in ASPs were partially offset by a 30% and a 21% increase, respectively, in units sold in the three and nine month periods ended September 30, 2003 compared to the same periods of 2002.  The increases in units sold were primarily in the lower margin, entry-level SVGA products due to the emergence of the new $999 end-user price point category.

The Americas’ revenues declined 11% in the third quarter of 2003 compared to the third quarter of 2002, Europe increased 6% and Asia decreased 13% for the same period.  For the nine-month period ended September 30, 2003, the Americas’ revenues declined 14% compared to the nine-month period ended September 30, 2002, Europe decreased 7% and Asia decreased 4% for the same period.   Revenue declines in the corporate sector in the Americas were partially offset by increases in government and education sales.  The revenue decrease in Europe in the nine-month period ended September 30, 2003 reflects the overall economic weakness in the region, particularly in Germany. The revenue decreases in Asia reflect the impact of SARS during the first half of 2003 and being unable to sell into the Chinese market since the middle of the second quarter of 2003.  Excluding the impact of China from the Asia revenue figures, Asia revenues increased 33.3% in the third quarter of

2003 compared to the third quarter of 2002 and 19.9% in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002.

Geographic revenues as a percentage of total revenues in the nine months ended September 30, 2003 and 2002 were as follows:

	2003	2002
United States	54.7%	56.0%
Europe	30.4	29.0
Asia	10.5	9.7
Other	4.4	5.3
	100.0%	100.0%

We had backlog of $31.3 million at September 30, 2003, compared to $27.0 million at December 31, 2002 and $18.5 million at June 30, 2003.  Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2003. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.  Backlog includes deferred revenue for certain products in the channel with over 60 days of inventory at the end of each quarter.

Early in the fourth quarter of 2003, we secured a large order for 16,000 projectors as part of an Asian country’s efforts to retool their educational system.  Building on a 5,000-unit order in the fourth quarter of 2002, the majority of this new order is expected to ship and increase revenues during the fourth quarter of 2003.  In addition, early in the fourth quarter we also received initial stocking orders from two new consumer electronics retail partners, which will make our products available in this new channel as we head into the holiday buying season.

Based on our historic trend of strong seasonality in the fourth quarter, our backlog position entering the quarter, the large foreign educational tender we recently received, and the delivery of our initial stocking orders to two new consumer electronics retail partners, we expect revenues to increase between 10% and 15% in the fourth quarter of 2003 compared to the third quarter of 2003, assuming no significant deterioration of economic or geo-political factors.

Gross Margins

We achieved gross margins of 8.8% in the first nine months of 2003, and 9.1% for the third quarter of 2003, compared to 20.9% in the first nine months of 2002 and 16.5% in the third quarter of 2002.

The decreases in the three and nine-month periods ended September 30, 2003 compared to the same periods of 2002 are due to the following:

•                  aggressive ASP declines;

•                  a mix-shift to value-priced SVGA products;

•                  fixed manufacturing costs spread over lower revenue;

•                  higher warranty costs;

•                  $1.7 million and $13.7 million, respectively, of write-downs of inventory during the three and nine-month periods ended September 30, 2003 compared to a $4.1 million and $12.6 million write-down in the three and nine-month periods ended September 30, 2002.  The 2003 write-downs decreased our gross margins by 1.2% and 3.3%, respectively, for the three and nine-month periods ended September 30, 2003 compared to a decrease to gross margins of 2.8% and 2.7%, respectively, for the comparable 2002 periods; and

The inventory write-downs in 2003 resulted primarily from lower projected usage rates for customer service parts over the remaining service life of the products as price points for new projectors continue to decline, remaining raw materials that will not be transitioned to our manufacturing partners, the decision to end the life of a number of products as we transition our product line to newer products, and lower of cost or market write-downs on certain finished goods.  The increases in warranty expense are primarily related to an increasing installed base of projectors and the increasing cost of repairing projectors through authorized service providers.  The increases as a percentage of revenue relate to decreasing ASPs, while the average cost to repair a unit has not decreased as rapidly.  Our warranty accrual on the balance sheet has increased to $13.7 million at September 30, 2003 from $7.9 million at December 31, 2002.  These factors were partially offset by product cost reductions and reductions in overhead spending.

In the second quarter of 2003, we completed the process of shifting our production offshore to our contract manufacturers, Flextronics and Funai, which currently manufacture 100% of our units. Flextronics and Funai will be directly sourcing a majority of the components with their Asian suppliers to further reduce our product costs. In an effort to reduce our freight costs, we intend to continue shipping a portion of the finished goods from Flextronics and Funai via ocean carriers rather than by air through the remainder of 2003 and enter 2004.

Now that we have completed the migration of our manufacturing offshore, we are focusing on reducing costs associated with our logistics and factory repair activity through outsourcing.  We have selected UPS Supply Chain Solutions as our global provider in this area.  We began the transition to UPS in Europe at the end of the third quarter of 2003 and we currently expect to transition our domestic operation to UPS early in the first quarter of 2004 with Asia to follow in the second quarter of 2004.  Leveraging UPS efficiencies, we expect to further reduce our cost structure while at the same time improve customer service and response times.

We expect gross margins to remain under pressure due to the aggressive pricing behavior we are experiencing in the market and the mix shift to a larger volume of SVGA products.  We anticipate that these pressures will be partially offset by the following:

•                  expected reductions in the cost of our products;

•                  continued reductions in our overhead with the completion of our transition to offshore manufacturing;

•                  reductions in logistics costs upon the completion of outsourcing our logistics and factory repair activities to a global provider over the next two quarters;

•                  decreased facilities costs as we exit our leased logistics and factory repair sites facilities; and

•                  decreased depreciation expense following the SFAS No. 144 impairment charge taken in the third quarter of 2003, as further discussed below.

Marketing and Sales Expense

Marketing and sales expense was $17.5 million and $55.3 million, respectively (12.5% and 13.2% of revenue, respectively), for the three and nine-month periods ended September 30, 2003, compared to $19.6 million and $60.6 million, respectively (13.0% and 12.8% of revenue, respectively), for the comparable periods of 2002.  The decreases in dollars spent are primarily a result of lower marketing incentives paid to customers as a result of lower revenues, lower employee related costs due to our restructuring efforts and savings realized from the streamlining of our channel structure.  These decreases were offset in part by costs related to our efforts to generate end-user demand and to launch several new products during the second and third quarters of 2003. We expect marketing and sales expense to decline in future quarters as a result of decreased depreciation expense following the long-lived asset impairment charge taken in the third quarter of 2003.

Research and Development Expense

Research and development expense was $7.7 million and $25.2 million (5.6% and 6.0% of revenue, respectively) for the three and nine-month periods ended September 30, 2003, respectively, compared to $9.8 million and $28.0 million, (6.5% and 5.9% of revenue, respectively), for the comparable periods of 2002. Research and development expenditures in the first nine months of 2003 primarily relate to the development of new products, our networking and wireless initiatives and our initiative to design and produce rear-projection engines for large screen digital televisions. We expect that the amount spent on research and development expense will decrease as we expand and accelerate our co-development efforts with our manufacturing partners.  We also expect research and development expense to decline in future quarters as a result of decreased depreciation expense following the long-lived asset impairment charge taken in the third quarter of 2003.

General and Administrative Expense

General and administrative expense was $6.9 million and $22.3 million (5.0% and 5.3% of revenue, respectively), for the three and nine-month periods ended September 30, 2003, respectively, compared to $11.2 million and $33.6 million, (7.5% and 7.1% of revenue, respectively) for the comparable periods of 2002.  General and administrative expense in the three and nine month periods ended September 30, 2003 includes charges for bad debts of $1.0 million and $3.9 million, respectively, caused by certain customers’ financial condition as a result of the ongoing weak economic conditions in various markets around the world, compared to $3.8 million and $11.9 million of charges for bad debts in the comparable periods of 2002.   In addition, general and administrative expenses decreased in the 2003 periods compared to the 2002 periods due to lower expenses associated with the implementation of Oracle in the 2003 period and headcount reductions and other efficiencies related to our restructuring activities in the first nine months of 2003.  These decreases were partially offset by an increase in legal and consulting fees of approximately $0.5 million in the three and nine-month periods ended September 30, 2003 compared to the comparable periods of 2002 due to our current situation in China.  Excluding the impact of bad debts, we expect that general and administrative expenses will continue to decline as a result of decreased depreciation expense following the long-lived asset impairment charge taken in the third quarter of 2003.

Restructuring

In April 2003, we announced a restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development. With the final phase of the implementation of our worldwide information system in May 2003, we are realizing efficiencies in our finance and administrative functions. In addition, with the completion of the transition of our manufacturing to offshore partners, we have begun outsourcing our logistics and factory repair activities.  We have selected a global provider, which we expect to further reduce our operational overheads, increase efficiencies, improve customer service, and lower warranty and freight costs as we migrate these operations to our new partner. Pursuant to SFAS No. 146, we recorded a restructuring charge related to these actions of $3.7 million in the second quarter of 2003, primarily for severance related costs.  We began realizing partial benefits from these restructuring activities in the second and third quarters of 2003.  At September 30, 2003, we have a remaining accrual for all of our past restructuring activities of $4.3 million.  See further detail in Note 8 above.

We did not record a restructuring charge in the third quarter of 2003.  However, we expect to record a restructuring charge of approximately $3.5 million in the fourth quarter of 2003, and an additional $1.5 million and $2.5 million respectively in the first and second quarters of 2004.  The future restructuring charges will primarily be for moving employees at our research and development, factory repair and logistics facility in Wilsonville, Oregon into our headquarters building.  Current restructuring accounting rules only allow the recognition of facilities related restructuring charges once the affected space has been vacated. We anticipate that the net annualized benefit related to the above restructuring activities will be approximately $6.0 million in 2004.

Long-Lived Asset Impairment

Based on recent significant operating losses, in the third quarter of 2003 we determined that we should test our long-lived assets for impairment.  Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value.  This analysis, along with under utilization of certain assets, indicated that the book value of certain of our long-lived assets exceeded the discounted cash flows expected to result from the use and eventual disposition of the assets.  Accordingly, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, which was allocated, on a pro-rata basis, to the long-lived assets.  All of the long-lived assets are continuing to be used in operations.  As a result of this impairment charge, we expect to realize reductions in depreciation expense through the end of 2007.

We expect our quarterly depreciation expense to decrease by approximately $1.9 million through mid-2005, with this reduction decreasing each quarter as assets become fully depreciated.  Of this quarterly decrease, approximately 40% is expected to reduce cost of revenues and approximately 60% is expected to reduce operating expenses.

Other Income (Expense)

Interest income decreased slightly to $494,000 in the third quarter of 2003 compared to $499,000 in the third quarter of 2002 while decreasing to $1.3 million in the first nine months of 2003 from $1.5 million in the comparable period of 2002.  The decreases are primarily due to lower interest rates during the 2003 periods compared to the 2002 periods and lower average cash and investment balances.

Other income of $95,000 and $263,000 in the three and nine month periods ended September 30, 2003, respectively, primarily includes gains on our Motif joint venture and foreign currency gains.  Other expense of $0.6 million and $1.7 million in the three and nine month periods ended September 30, 2002, respectively, includes a $0.4 million and a $1.2 million of foreign currency losses.

Income Tax Expense

Income tax expense of $0.4 million and $3.6 million, respectively, was incurred for the three and nine-month periods ended September 30, 2003. In addition to accruing income tax expense on expected profits in certain foreign tax jurisdictions for the first three quarters of 2003, in the second quarter of 2003, we increased our valuation allowance for foreign deferred tax assets due to larger than anticipated operating losses in other foreign tax jurisdictions.  In accordance with SFAS No. 109 “Accounting for Income Taxes,” the taxable loss incurred in the U.S. did not result in an income tax benefit as a valuation allowance has been placed on these net operating losses since we are in a tax carry-forward position for U.S. tax purposes. The income tax benefit of $9.7 million recorded for the nine-month period ended September 30, 2002 was due to our ability to carry back U.S. operating losses to prior periods reporting taxable income.  Our effective tax rate will be difficult to predict until we utilize all loss carry-forwards and re-establish our deferred tax asset position.

Liquidity and Capital Resources

Total cash, marketable securities and restricted cash were $127.0 million at September 30, 2003.  At September 30, 2003, we had working capital of $224.3 million, which included $92.9 million of unrestricted cash and cash equivalents, $16.5 million of short-term marketable securities, and $12.8 million of cash, accounts receivable, and inventory held in China.  The current ratio at September 30, 2003 and December 31, 2002 was 3.1 to 1 and 2.8 to 1, respectively.

Cash and cash equivalents decreased $11.3 million in the first nine months of 2003 to $92.9 million at September 30, 2003 as a result of $12.6 million used by operations, including the net transfer of $17.7 million to restricted cash and $6.7 million used for the purchase of property and equipment, partially offset by the net maturity of $4.9 million of marketable securities, as further detailed in our statement of cash flows.  Changes to our major working capital components that contributed to the use of cash by operations are further explained below.

At September 30, 2003 we had two outstanding letters of credit totaling $15.4 million. The first is a letter of credit for $15.0 million that was recently amended to extend the expiration date until February 2, 2004. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  Another letter of credit for $0.4 million, which expired on November 10, 2003, collateralized our obligations for a competitive bid proposal.  The fair value of these letters of credit approximates contract values.  The letters of credit are collateralized by $15.4 million of cash and marketable securities, and as such are reported as restricted cash on the consolidated balance sheet.  In addition, approximately $2.3 million of our restricted cash as of September 30, 2003 is related to amounts in bank accounts in China.

Accounts receivable decreased $36.6 million to $84.0 million at September 30, 2003 compared to $120.7 million at December 31, 2002.  The decrease in accounts receivable is primarily due to strong collection activity, especially in the Americas, lower sequential revenues in the first nine months of 2003 and more linear revenues during the third quarter of 2003 compared to the fourth quarter of 2002.  Days sales outstanding were 54 days at September 30, 2003 compared to 60 days at December 31, 2002 and 71 days at September 30, 2002.

Inventories decreased $21.6 million to $93.2 million at September 30, 2003 compared to $114.8 million at December 31, 2002.  See Note 2 for a summary of the components of inventory as of these dates.  Decreases in inventory resulted from reductions in raw materials as a result of 100% outsourced manufacturing and increases in inventory reserves offset by a small increase in finished goods.  At September 30, 2003, we had approximately three weeks of inventory in the channel compared to approximately four weeks at June 30, 2003 and approximately seven weeks at December 31, 2002. Annualized inventory turns were approximately 5.3 times for the quarter ended September 30, 2003 and 5 times for the quarter ended December 31, 2002.

Income taxes receivable decreased $19.2 million to $4.8 million at September 30, 2003 from $24.0 million at December 31, 2002 due to the receipt of $19.6 million from the IRS late in the third quarter of 2003 related to the carry back of our 2002 taxable losses in the U.S.   The majority of the remaining $4.8 million is anticipated to be received over the next two quarters as the IRS and other tax jurisdictions complete the processing of our refund claims.

Outsourced manufacturer receivables decreased $10.2 million to $7.7 million at September 30, 2003 compared to $17.9 million at December 31, 2002 due primarily to the transitioning of our production to 100% contract manufacturing by the end of the second quarter of 2003.  We expect this balance to continue to decline during the fourth quarter of 2003.

Other current assets decreased $6.1 million to $11.7 million at September 30, 2003 compared to $17.8 million at December 31, 2002 due primarily to the collections of value added tax receivables in Europe.

Accounts payable decreased $38.9 million to $68.5 million at September 30, 2003 compared to $107.4 million at December 31, 2002, primarily due to decreasing inventory purchases due to lower overall inventory balances and the timing of payments to our suppliers.

Marketing incentives payable decreased $3.0 million to $8.2 million at September 30, 2003 compared to $11.2 million at December 31, 2002 due to a decrease in marketing incentives as a result of decreased sales in 2003 compared to 2002 and the realignment of marketing programs to better match our product and program offerings in each channel to improve the effectiveness of our marketing expenses.

Property, plant and equipment decreased $30.6 million in the third quarter of 2003 to $15.1 million at September 30, 2003 from $45.7 million at December 31, 2002 primarily due to the write-down of certain assets related to the SFAS No. 144 impairment charge taken in the third quarter, normal depreciation of assets during the first nine months of the year, offset by total purchases of $6.7 million.  Expenditures for property and equipment in the first nine months of 2003 primarily included purchases of product tooling, information systems infrastructure software, primarily for the Oracle 11i European implementation, and engineering design and test equipment. Total expenditures for property and equipment are expected to be $10 to $12 million in 2003, primarily for product tooling, continued information systems development, and network and equipment upgrades.

We anticipate that our current cash and marketable securities, along with cash anticipated to be generated from operations, will be sufficient to fund our operating and capital requirements for at least the next twelve months.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on March 12, 2003.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2003.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our President and Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  In mid-May 2003, Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations.  The Chinese authorities are questioning the classification of projectors upon importation into China.  Since we established operations in China in late 2000, our Chinese subsidiary has imported data projectors.  The distinction between a data projector and a video projector is important because the duty rates on a video projector have been much higher than on a data projector over the last few years.  If the video projector duty rate were to be applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.  In addition, China customs authorities have the authority to assess punitive damages if it is found that there was any intentional wrongdoing by our subsidiary.  We believe, from a technological standpoint, that we took the necessary steps to properly create and import data projectors into China.  The difficulty in this case is two-fold.  First, recent advancements in the digital capabilities of laptops and DVD players have led to a convergence of data and video technologies whereby display products, like computer monitors, data projectors and flat panel displays, may have the capability to display video in certain circumstances.   Second, the creation of a data projector and its distinction from a video projector is technologically intricate and requires an in-depth understanding of both software and electrical engineering.  We continue to cooperate fully with the ongoing investigation.

At September 30, 2003, we had approximately $12.8 million in cash, inventory and accounts receivable in China.  Subsequent to September 30, 2003, Chinese customs officials agreed to allow us to resume certain business operations in China. Also, in exchange for agreeing to deposit as security 50 million RMB, approximately $6 million, with Shanghai customs, they freed up our bank accounts, thereby allowing us to collect outstanding accounts receivable. In addition, Shanghai customs has agreed to release approximately $1.9 million of our finished goods and spare parts inventory.  They continue to hold approximately $5.6 million of inventory. While we view these recent actions as positive steps toward completing this investigation, it is difficult to predict when this situation will finally be resolved or the financial impact it may have on us.

This investigation negatively affected our revenues and gross margins in the second and third quarters of 2003 and is expected to negatively affect our revenues and margins until this situation is resolved.  Historically, revenues from China have accounted for less than 5% of total revenues.

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

31.1                           Certification of John V. Harker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Michael D. Yonker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of John V. Harker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Michael D. Yonker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended September 30, 2003 as follows:

•                  Dated and filed July 23, 2003, pursuant to Items 7, 9 and 12 of Form 8-K, regarding the announcement of financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2003	INFOCUS CORPORATION

		By:	/s/ John V. Harker
John V. Harker
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael D. Yonker
Michael D. Yonker
Senior Vice President, Finance, Chief Financial Officer and Secretary
(Principal Financial Officer)