Form 10-K
period 2003-12-31
INFOCUS CORP
filed 2004-03-10
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒     No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($4.72) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003), was $144,762,919.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2004 was 39,571,003 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

INFOCUS CORPORATION

2003 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

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

Certain components used in our products are now available only from single sources.  The most important of these components are the digital micro devices (DMD’s) manufactured by Texas Instruments and polysilicon manufactured by Epson.  An extended interruption in the supply of DMD’s or polysilicon would adversely affect our results of operations.

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

In addition, we have outsourced all of the manufacturing of our projectors to Flextronics in Malaysia and Funai Electric Company in China. The risks mentioned above related to reliance on suppliers also impacts our contract manufacturers.  In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations. Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

China importation investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.

This investigation negatively affected our revenues and gross margins in the second, third and fourth quarters of 2003 and is expected to negatively affect our revenues and margins until it is resolved.    See Part I, Item 3 Legal Proceedings above for a more complete description of the status of this investigation.

General economic and industry conditions

The global economic outlook remains somewhat uncertain. Although there are signs of positive improvement in the U.S. economy in the second half of 2003, our revenues have been adversely impacted by the current economic slowdown, and a continued decline in economic conditions could further depress corporate capital spending for products like ours.  The economic conditions were exacerbated during the first and second quarters of 2003 due to geopolitical concerns, primarily a result of the war with Iraq.  Deterioration in any one of a number of geopolitical issues could change the economic landscape. In addition, the financial condition of certain of our customers has weakened in the current economic environment resulting in higher amounts of bad debt expense being recorded during this economic downturn.  We continue to monitor the financial health of our customer base in an effort to reduce our risk regarding collection of accounts receivable balances, but there is no guarantee we will not be negatively impacted by further bad debts in the future.

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

Potential fluctuations in quarterly results

Our customers generally order products for immediate delivery and, therefore, contract manufacturing activities are scheduled according to a monthly sales and production forecast rather than on the receipt of product orders. From time to time in the past, we have experienced significant variations between actual orders and our forecasts. If anticipated sales and shipments in any quarter do not occur when expected, expenditures and inventory levels could be disproportionately high and our operating results for that quarter, and potentially for future quarters, would be adversely affected. In addition, certain of our products have lower gross margins, and a shift of product mix toward lower gross margin products could adversely affect profitability.

International activities

Sales outside the United States accounted for approximately 47% of our revenues in 2003 and 46% of our revenues in 2002. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws, and foreign currency exchange rates.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 as amended (Exchange Act). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain most of our SEC filings. In addition, you can inspect our reports, proxy materials and other information at the offices of the Nasdaq Stock Market at 1735 K Street NW, Washington D.C. 20006. We also make available free of charge on our website at www.infocus.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  You can also obtain copies of these reports by contacting Investor Relations at (503) 685-8609.

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

We have established four product platforms, each supporting multiple individual products, intended to meet the diverse projection requirements of our customers. These platforms are i) mobile projectors, intended for mobile professionals who place a premium on reduced size and weight; ii) meeting room projectors, intended for conference or training room environments; iii) installation and integration projectors, intended for large venues and auditorium environments; and iv) home entertainment projectors, intended for home theater, gaming and entertainment environments in the home.

We deliver innovative and reliable technological expertise resulting in products that are easy to use and integrate, include true multimedia capabilities, and are quick to setup and intuitive to operate.  Users can connect to a variety of sources including digital and analog PCs, DVD players, HDTVs, S-video, VCRs, workstations, laser disc players and gaming devices.

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

We have devoted significant resources to developing and supporting a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide.  We sell our InFocus and ASK Proxima brand products through wholesale distributors, which in turn sell to PC resellers, audiovisual resellers, online providers, catalogs, education resellers and government resellers.  In addition, we have recently begun offering products through office product retailers and consumer electronics retailers.  We expect retail to be a growing channel for us in the future.  Further, we have private label OEM arrangements with a number of companies that resell our projectors under their own brands.

Our customer service organization supports customers through a call center and an Internet based support program.  We also provide outsourced factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, and technical publications for our customers and end-users.

We have also recently begun an initiative to provide light engines for large rear screen projection televisions to certain television manufacturers, most notably Thomson RCA.  By leveraging our investments in front projection technology and existing DLP technology, we are providing a new technology alternative for rear screen projection television manufacturers that reduces the size and weight of the television while improving its price performance.

In addition, we see a growing opportunity in the market for thin displays above 30 inches in diagonal for professional and consumer use.  This market is expected to grow rapidly over the next several years and is projected to surpass the size of the front projection market in 2005. We recently announced the first product in what we expect to be a family of thin display products.  The TD30, our 30-inch active matrix LCD thin display product, provides a complementary offering to our front projection products and allows our channel partners the opportunity to provide both products to their customers.  Over the course of the next year, we expect to offer a family of thin display products with larger display sizes for both the consumer and commercial markets.

As we extend our offerings to larger format thin displays, these products will incorporate the new InFocus Light Engine that integrates proprietary, patent-pending engine and screen technology with a micro-display device currently using Texas Instruments DLP™ technology.  We plan to begin shipping, in the second half of 2004, our 61-inch display product for the home that is approximately seven inches thin and light enough to hang on a wall. . We believe our large format thin profile micro displays should be a competitive price-performance alternative to other forms of large-area displays above 50 inches in diagonal.  The design of the new InFocus Light Engine and screen display system provides “device independence” allowing us to incorporate various device level technologies as the price/performance of current and emerging micro-display technologies continues to improve.   We also expect to be able to scale the diagonal size of the display from 50 inches to 70 inches without adding much incremental cost or depth to the display itself.   The InFocus Light Engine is expected to be offered to third parties, including Thomson RCA, as they extend their rear screen projection television products to take advantage of the new thin profile made possible by our innovative new InFocus Light Engine.

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

Our current product offering is as follows:

Mobile Projectors:

InFocus LP120, ASK M1 and Proxima DP1200x are digital mobile projectors at 1.98 lbs (.9kg) with 1,000 lumens, 2000:1 contrast ratio, XGA resolution, a zoom lens, data/video connectivity standard and DLP technology

InFocus LP70, ASK M2 and Proxima DP1000x are digital mobile projectors at 2.4lbs (1.1kg) with 1,100 lumens, 1100:1 contrast ratio, XGA resolution, a zoom lens, data/video connectivity standard and DLP technology.

Meeting Room Projectors:

InFocus LP240, ASK C40 and Proxima DP2000s have 1,000 lumens, SVGA resolution, weigh 5.78lbs (2.6kg), with 0.55” polysilicon LCDs.

InFocus LP250, ASK C50 and Proxima DP2000x have 1,300 lumens, XGA resolution, weigh 5.78lbs (2.69kg), with 0.7” polysilicon LCDs.

InFocus X1 has 1,100 lumens, SVGA resolution, weighs 6.8lbs (3.1kg), and has analog connectivity, Faroudja Video and DLP technology. The X1 is the first cross over projector designed for business and home entertainment.

InFocus LP500 has 2,000 lumens, SVGA resolution, weighs 5.7lbs (2.59kg), has analog and digital connectivity, Faroudja Video and DLP technology.

InFocus LP530 has 2,000 lumens, XGA resolution, weighs 5.7lbs (2.59kg), has analog and digital connectivity, Modular Design, Faroudja Video and DLP technology.

InFocus LP540, ASK Proxima C160 has 1,700 lumens, XGA resolution, weighs 7.5lbs (3.4kg), has analog and digital connectivity, a user-defined keypad, an interactive LCD display, automatic horizontal and vertical keystone correction, with 0.79 polysilicon LCDs.

InFocus LP640, ASK Proxima C180 has 2,200 lumens, XGA resolution, weighs 7.5lbs (3.4kg), has analog and digital connectivity, a user-defined keypad, an interactive LCD display, automatic horizontal and vertical keystone correction, with 0.79 MLA polysilicon LCDs.

InFocus LP650, ASK C200 and Proxima DP6500x have 2,500 lumens, XGA resolution, weighs 9.35lbs (4.24kg), and has analog and digital connectivity, Faroudja Video and DLP technology.

Installation and Integration Projectors:

InFocus LP815 and ASK Proxima C410 are .99” LCD-based projectors offering installation quality and meeting room flexibility. These products have 3,000 lumens and significant flexibility for a sub-15 pound projector.

InFocus LP820 and ASK Proxima C420 are .99” LCD-based projectors offering installation quality and meeting room flexibility. These products have 3,200 lumens and significant flexibility for a sub-15 pound projector.

InFocus LP840, ASK C440, and Proxima DP8400x are .99” LCD-based projectors designed for larger venues. These products have 3,500 lumens and significant flexibility for a sub-20 pound projector. With interchangeable, user-replaceable lenses, motorized lens shift and full connectivity, they can be adapted to almost any application.

InFocus LP850, ASK C450, and Proxima DP8500x are .99” LCD-based projectors designed for larger venues. These products have 4,500 lumens and significant flexibility for a sub-20 pound projector. With interchangeable, user-replaceable lenses, motorized lens shift and full connectivity, they can be adapted to almost any application.

Home Entertainment Projectors:

InFocus ScreenPlay 110 has 1,000 lumens, DVD 480p resolution (848x480), weighs 5.7lbs (2.59kg), has analog and digital (DVI) connectivity including High Bandwidth Digital Content Protection decoding, Faroudja video processing and DLP technology.

InFocus ScreenPlay 4800 has 1,100 lumens, a 2000:1 contrast ratio, weighs 6.8lbs (3.1kg) and has analog connectivity, Faroudja video and DLP technology.

InFocus ScreenPlay 5700 has 1,000 lumens, native 16:9 resolution, a 1400:1 contrast ratio, comes calibrated to D65 color mastering standards, weighs 9.5lbs (4.3kg), Faroudja video processing and DLP technology.

InFocus ScreenPlay 7200 has 1,000 lumens, true High Definition 720p resolution (1280x720), comes calibrated to D65 color mastering standards, weighs 9.5 lbs (4.3 kg), has analog and digital (DVI) connectivity including High Bandwidth Digital Content Protection decoding, Faroudja video processing and DLP technology.

Projection Solutions:

ProjectorNet is a client/server based software application designed to allow IT and facilities personnel to manage multiple projectors from a single PC. Utilizing a standard Microsoft® MMC snap-in, ProjectorNet gives organizations the power to manage projectors over the network, just as they would other shared computing and communication assets such as PCs and printers.

LiteShow offers users wireless freedom through cable free digital projection.  LiteShow is Wi-Fi 802.11b compliant and uses industry leading 128-bit data encryption to ensure security.  LiteShow is also platform independent and works with all InFocus, ASK, Proxima and ASK Proxima projectors with a standard M1-DA connector.

Light Engines for Rear Projection Products:

IROC has 720p resolution (1280x720) and a 16:9 aspect ratio.  It is designed for use in 50”+ diagonal rear projection televisions.

InFocus Light Engine enables a new category of large area (>50” in diagonal) ultra-thin rear projection displays that are thin and light enough to hang on a wall.  This product integrates proprietary, patent-pending engine and screen technology with a micro display device currently using DLP technology.

Thin Display Products:

The TD30 is a 30” diagonal thin display product that is four inches thin, built with active matrix LCD technology, and offers a 50,000 hour backlight life.  The TD30 can be connected to a wide variety of data sources including DVD’s, computers, and live television feeds through its five video connection and two data connections.

The InFocus ScreenPlay 61” micro display television was recently announced and is expected to be available in the second half of 2004.  This product incorporates the InFocus Light Engine and delivers a vibrantly colored, high contrast, high definition, scalable image in a form factor thin and light enough to hang on a wall.

Product and Technology Development

We continue to invest in research and development primarily for development of new products, our networking and wireless initiatives and our initiative to design and produce rear-projection engines for large screen digital televisions and ultra-thin digital display.  We plan to continue to invest in research and development to enable continued innovation in our product offerings.

We expended $33.2 million, $37.8 million and $36.2 million on research and development activities for the years ended December 31, 2003, 2002 and 2001, respectively.

Marketing, Distribution and Geographic Sales

As our industry has grown and matured, our marketing and distribution strategy has evolved so that we can reach end-user customers with our products where they want to buy them.  This strategy has resulted in offering products under two different brands, creating a differentiated product line for the home and developing private label OEM arrangements.  We offer these products through multiple distribution channels.

In addition to our main InFocus brand, we have created a global reseller brand, ASK Proxima, to allow qualified value added dealers to create a unique value proposition bundling our products with their other product and service offerings.  The InFocus ScreenPlay product line, the badge of our home entertainment products, has become widely recognized in the home theater industry. Lastly, we have private label OEM arrangements with several companies that resell our projectors under their own brand.

We sell our products through multiple distribution channels including direct resellers, indirect resellers that procure product from our distributor customers, office product and consumer electronics retailers.  Over the years, we have devoted significant resources to develop and support a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. In the U.S., we offer our products through approximately 100 authorized professional audiovisual dealers and direct resellers.  We also sell our products through wholesale distributors, which in turn sell to approximately 3,000 PC resellers, online providers, catalogs and government resellers.  During 2003, we began to sell our InFocus consumer and business products directly to office products and consumer electronics retailers and expect this channel to grow in the future.

We also sell our products and services directly to large multinational organizations via our Strategic Accounts Program. Strategic Accounts customers work with our teams to identify their presentation technology needs company-wide, then consolidate their purchase and support requirements across geographic boundaries.  Sales of projectors and services are fulfilled either directly by us or through one of our local authorized business partners.

We see a growing opportunity in offering end-users the option of purchasing products directly from us over the internet.  Customers can now purchase most of our products and accessories directly from our online store if they desire.

Outside the U.S., we sell our products to approximately 150 international business partners in more than 100 countries. These distributors sell our products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. Sales subsidiaries, located in Singapore, China, Norway, Germany, Sweden, Switzerland, France and The Netherlands work with international distributors and local direct dealers to sell and support our products.

Geographic revenues were as follows:

	2003	2002	2001
United States	53.1%	54.1%	55.9%
Europe	29.4	29.6	27.0
Asia	13.1	11.1	11.5
Other	4.4	5.2	5.6
	100.0%	100.0%	100.0%

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year.  Historically, 25-30 percent of our revenue has come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter.  Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter.  This, coupled with a strong buying season in the fourth quarter by larger wholesale distribution partners and retailers, typically leads to our strongest revenues being in the fourth quarter of each year.  In addition, we sell our products into the education and government markets that typically see seasonal peaks in the third quarter of each year.

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

Our service organization has facilities in Wilsonville, Oregon, Amsterdam and Singapore. Factory repair is performed in partnership with UPS Supply Chain Solutions (United States), DHL (Belgium), DAX (Ireland) and PCS (Asia Pacific).

In addition, personnel in approximately 150 Authorized Service Centers worldwide are trained by us to provide warranty, product repair, technical support, and training to their resellers and end-user customers.

Customers have access via telephone and email in the United States, Europe and Asia or the worldwide web to technical specialists who answer application and hardware questions.  All current products are covered by a warranty, generally two years, for parts and labor.  Extended service agreements are available for purchase.  Examples of enhanced service programs offered for purchase include product loaner programs to support end users while products are being repaired.

Manufacturing and Supply

The principal components of our projector products are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, lenses, plastic housing parts and electronic sub-assemblies.  We qualify certain parts manufactured to our specifications and also design and deliver certain electronic components for sub-assembly. The DMD imaging engines are produced in class 10,000 clean room environments, requiring the design, specification and handling of precision optics.  The manufacture of finished projectors includes precise alignment of optical elements and 100 percent image quality testing.

Our contract manufacturers, Flextronics in Malaysia and Funai Electric Company in China, currently manufacture 100 percent of our projectors. Flextronics and Funai are directly sourcing a majority of the components with their suppliers.

Customers

We sell our products to a large number of customers worldwide.  Ingram Micro accounted for 12.4%, 14.5% and 17.6% of our total revenues in the years ended December 31, 2003, 2002 and 2001, respectively.  Ingram Micro also accounted for 10.4%, 13.4% and 13.0% of our accounts receivable balance at December 31, 2003, 2002 and 2001, respectively.

Backlog

We had backlog of approximately $33.0 million at December 31, 2003, compared to approximately $27.0 million at December 31, 2002. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2004.  The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Competition

Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support. We believe that our leadership in developing technologies and our focused effort on development activities give us a competitive advantage.

We face competition primarily from 30 to 40 manufacturers, seven of which, including us, make up approximately 60 percent of the products sold in the industry.  We expect continued competition as new technologies, applications and products are introduced.  Our principal current competitors include Epson, Sony, NEC, Sanyo, Hitachi and Toshiba.

As we enter the flat panel display market for both consumers and commercial use, we will face competition from a number of new companies.  This industry today has two major technologies, active matrix LCD and plasma, which are made and distributed by a number of companies.  The competitors in the consumer market include Samsung, Sony, Sharp, and Philips.  The competitors in the commercial market include Panasonic, Pioneer and NEC.

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

We attempt to protect our proprietary information through agreements with customers and suppliers.  We require our employees, consultants and advisors to execute confidentiality agreements on the commencement of employment with, or service to, us.  While we have enhanced our ability to compete by aggressively protecting our intellectual property, we believe the rapid pace of technological change in the industry will mean that our ability to develop new technologies and distribute new products on a timely basis will be of greater importance in maintaining our competitive position.

We license certain of our patents through Motif, Inc., our 50/50 joint venture with Motorola, Inc.  Motif has executed numerous licenses for its technology, with additional licenses under negotiation.  Motif results are not consolidated with InFocus, but we report our share of the net income of Motif as a component of other income. In addition, we license other patents directly to third party licensees.  License fees received directly from third parties are reported as revenues.

We claim rights in the following trademarks including registrations for “InFocus,” “Proxima,” “LP,” “LitePro,” “LiteShow,” “ASK,” “ScreenPlay”, “LightPort,” and “Epresenter.”  In addition, we have additional trademark registrations registered or pending in the United States and either hold or have registrations pending for our most important trademarks in over 40 foreign countries.

Employees

As of December 31, 2003, we had 795 employees, including 96 temporary personnel engaged through the services of an employment agency.  We believe relations with our employees are good.

Item 2.  Properties

We lease a 140,000 square foot facility in Wilsonville, Oregon, which is our corporate headquarters.  This lease is non-cancelable and expires in October 2011.  We also lease a 150,000 square foot research and development and logistics facility adjacent to our headquarters under an operating lease, which expires in December 2005. We have the right to terminate the lease as early as December 31, 2004 with nine months notice to the landlord.  During the fourth quarter of 2003, we consolidated our research and development activities into our headquarters building and during the first quarter of 2004 we transitioned our logistics activity to UPS Supply Chain Solutions and expect to provide notice to terminate the lease on December 31, 2004.  We have estimated and provided for the anticipated loss on this lease as part of our restructuring accrual as we vacated the premises.

We also lease space in Fredrikstad, Norway, Amsterdam, The Netherlands and Hilversum, The Netherlands, under leases expiring on February 1, 2011, September 30, 2007 and September 30, 2008, respectively.  We closed our Hilversum, The Netherlands facility in October 2002.  We recently were successful in subletting a portion of this facility and continue to search for sub lessees for the remainder of this building.  We have estimated and provided for the anticipated loss for the Hilversum property lease as part our restructuring accrual.

In addition, we have several operating leases for smaller sites in the United States and internationally to support our local sales and support activities.  We also hold approximately 20 acres of property adjacent to our Wilsonville, Oregon facility, which are being held for possible future development.

Item 3.  Legal Proceedings

China Customs Investigation

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

The Chinese authorities have completed their investigation and are currently evaluating our case.  They have not given us a specific commitment as to when this process will be complete. We continue to cooperate fully with the Chinese authorities.

During the fourth quarter of 2003, Chinese customs officials agreed to allow us to resume certain business operations in China. Also, in exchange for agreeing to deposit as security 50 million RMB, approximately $6 million, with Shanghai customs, they freed up our bank accounts, thereby allowing us to collect outstanding accounts receivable. In addition, Shanghai customs released a portion of our finished goods and spare parts inventory.  As of December 31, 2003, Shanghai customs still held approximately $5.1 million of inventory.  In the first quarter of 2004, Shanghai customs released another $0.4 million of inventory.  The release of the remaining inventory and the $6 million deposit is dependent on final case resolution.

This investigation negatively affected our revenues and gross margins in 2003 and is expected to negatively affect our revenues and margins until this situation is resolved.  Historically, revenues from China have accounted for less than 5% of total revenues.

To date, this investigation has not had an impact on our contract manufacturing activities in China.

3M

In January 2004, 3M filed a lawsuit in United States District Court in Minnesota, claiming that our light engine technology violated one of their patents.  We are evaluating the complaint and are in discussions with 3M in an effort to resolve this matter without litigation.  We believe we have meritorious defenses to all the claims made in the lawsuit.

There are no other material pending legal proceedings to which we or our subsidiaries are a party.  From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2003.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock trades on The Nasdaq National Market System under the symbol INFS.  Until September 2003 we also had a secondary listing on the Oslo, Norway exchange under the symbol IFC.  The high and low sales prices on the Nasdaq National Market System for the two years in the period ended December 31, 2003 were as follows:

	High	Low
2002
Quarter 1	$23.25	$16.56
Quarter 2	18.00	9.29
Quarter 3	12.70	6.95
Quarter 4	8.00	4.32

2003
Quarter 1	$7.43	$4.94
Quarter 2	6.50	3.95
Quarter 3	5.81	4.28
Quarter 4	10.00	4.70

The approximate number of beneficial shareholders and shareholders of record at March 1, 2004 was 7,700 and 865, respectively.

There were no cash dividends declared or paid in 2003 or 2002 and we do not anticipate declaring cash dividends in the foreseeable future.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Item 6.  Selected Financial Data

IN THOUSANDS (except per share amounts)	2003	2002	2001	2000	1999
Statement of Operations Data
Revenues	$604,490	$653,098	$760,553	$886,650	$688,519
Cost of revenues	545,049	518,089	562,049	642,067	497,775
Gross margin	59,441	135,009	198,504	244,583	190,744
Operating expenses:
Marketing and sales	73,123	80,028	87,126	87,380	74,714
Research and development	33,214	37,822	36,202	34,841	27,077
General and administrative	27,673	44,971	31,130	34,816	26,356
Merger and restructuring costs	6,650	5,818	17,408	15,002	—
Long-lived asset impairment	26,400	—	—	—	—
Goodwill	—	19,187	1,524	1,507	2,121
Income (loss) from operations	(107,619)	(52,817)	25,114	71,037	60,476
Other income (expense):
Interest expense	(242)	(405)	(751)	(81)	(979)
Interest income	1,734	2,069	3,082	4,804	4,236
Other, net	113	(1,701)	219	4,058	916
Income (loss) before income taxes	(106,014)	(52,854)	27,664	79,818	64,649
Provision for income taxes	3,499	11,117	7,469	27,892	21,145
Net income (loss)	$(109,513)	$(63,971)	$20,195	$51,926	$43,504
Basic net income (loss) per share	$(2.78)	$(1.63)	$0.52	$1.35	$1.16
Diluted net income (loss) per share	$(2.78)	$(1.63)	$0.51	$1.28	$1.12

Balance Sheet Data
Cash, restricted cash and marketable	$144,235	120,677	105,894	$98,595	$120,363
securities
Working capital	215,667	265,951	292,662	270,755	229,756
Property and equipment, net	15,890	45,681	34,823	26,652	15,488
Total assets	366,098	472,908	504,641	484,564	398,795
Long-term debt, less current portion	—	—	—	762	31
Shareholders’ equity	237,879	321,503	357,446	334,117	276,493

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2003, our results of operations were negatively affected by the continuing weakness of the global economy.  Average selling prices declined significantly, especially during the first half of 2003, and technology spending by corporations worldwide continued to be limited. Towards the end of 2003 and continuing into the first quarter of 2004, we have recognized signs that the global economy is improving, especially in the U.S.  Japan also ended 2003 with strong economic indicators. Capital investment, especially in the information technology sector, is expected to improve in both the U.S. and Europe in 2004 as companies replace aging technology infrastructures.

We believe a better economic climate will stimulate continued investment in our industry leading to an aggressively competitive environment during 2004. Industry analysts are forecasting strong unit growth in 2004, as well as some easing in the pricing environment.  However, we are anticipating and planning for the continuation of strong price competition in 2004.  Unit growth may be limited, especially in the first half of 2004, by a constrained supply of key components such as lamps, lenses and display devices. Sony has decided to use all of its production for internal purposes, which leaves only one polysilicon supplier and one DLP supplier to serve the needs of the entire industry. In addition, increasing demand for micro-display rear projection televisions and digital cameras is causing lamp and lens vendors to place certain components on allocation and/or lengthen lead times until additional capacity becomes available.

We will continue to focus on revenue growth in 2004 through demand generation programs as well as through continuing product innovations.  We see both the professional and home markets for digital front projection as critical to our growth strategy.  In addition, adding complementary products such as a family of large-format thin profile displays and light engines for rear projection televisions will also help drive revenue growth while leveraging our existing infrastructure.

The difficult economic climate and competitive landscape resulted in reduced revenues and lower gross margins during 2003.  These factors prompted us to initiate several cost saving initiatives designed to reduce our expense infrastructure and allow us to return to profitability while realizing lower gross margin levels.  We finished 2003 with two consecutive quarters of improving gross margins, reduced operating expenses, and lower operating losses.  Our current targets are to return to profitability in the first half of 2004 and improve gross margins to between 16% and 18%.

Results of Operations

	Year Ended December 31, (1)
	2003		2002		2001
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$604,490	100.0%	$653,098	100.0%	$760,553	100.0%
Cost of revenues	545,049	90.2	518,089	79.3	562,049	73.9
Gross margin	59,441	9.8	135,009	20.7	198,504	26.1

Operating expenses:
Marketing and sales	73,123	12.1	80,028	12.3	87,126	11.5
Research and development	33,214	5.5	37,822	5.8	36,202	4.8
General and administrative	27,673	4.6	44,971	6.9	31,130	4.1
Restructuring costs	6,650	1.1	5,818	0.9	17,408	2.3
Long-lived asset impairment	26,400	4.4	—	—	—	—
Goodwill	—	—	19,187	2.9	1,524	0.2
	167,060	27.6	187,826	28.8	173,390	22.8
Income (loss) from operations	(107,619)	(17.8)	(52,817)	(8.1)	25,114	3.3
Other income (expense):
Interest expense	(242)	—	(405)	—	(751)	(0.1)
Interest income	1,734	0.3	2,069	0.3	3,082	0.4
Other, net	113	—	(1,701)	(0.3)	219	—
Income (loss) before income taxes	(106,014)	(17.5)	(52,854)	(8.1)	27,664	3.6
Provision for income taxes	3,499	0.6	11,117	1.7	7,469	1.0
Net income (loss)	$(109,513)	(18.1)%	$(63,971)	(9.8)%	$20,195	2.7%

(1) Percentages may not add due to rounding.

Revenues

The revenue decrease in 2003 compared to 2002 is primarily attributable to an over 27% decrease in average selling prices (ASPs) compared to a 20% decline in 2002 compared to 2001.  The decrease in ASPs slowed in the third and fourth quarters of 2003 to 5% and 4%, respectively, compared to their immediately preceding quarters. The first and second quarters of 2003 experienced ASP decreases of greater than 10% from their immediately preceding quarters.

The decrease in ASPs in both years is due to the following:

•                  continued softness in business technology spending, a weaker economy, and geopolitical concerns;

•                  aggressive price competition in the industry due to an industry oversupply situation;

•                  a mix shift to our value-priced products due to the emergence of a new $999 end-user price point category in mid-2003; and

•                  the addition of competition from new competitors including Taiwanese and Chinese manufacturers.

The decreases in ASPs during 2003 and 2002 were partially offset by increases in units sold of approximately 26% and 7%, respectively.  The increase in units sold in 2003 was primarily in the lower margin, entry-level value-priced SVGA products due to the emergence of the new $999 end-user price point category.  Unit sales in 2003 were also positively affected by a 16,000 unit order for the Malaysian educational system in the fourth quarter.  In addition, we added Circuit City and Sam’s Club to our retail customers in the fourth quarter of 2003 causing unit growth in the emerging retail channel.  Our retail customers also include Best Buy, Office Depot, Staples, CompUSA and Magnolia Audio Video.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
United States	$321,132	53.1%	$353,248	54.1%	$425,130	55.9%
Europe	177,576	29.4%	193,502	29.6%	205,614	27.0%
Asia	79,025	13.1%	72,396	11.1%	87,306	11.5%
Other	26,757	4.4%	33,952	5.2%	42,503	5.6%
	$604,490		$653,098		$760,553

Revenue declines in the corporate sector in the U.S in 2003 compared to 2002 were partially offset by increases in government and education sales.  The revenue decrease in Europe in 2003 compared to 2002 reflects the overall economic weakness in the region, particularly in Germany. The revenue increase in Asia in 2003 compared to 2002 reflects the large Malaysian educational revenue that more than offset the impact of SARS during the first half of 2003 and being unable to sell into the Chinese market since the middle of the second quarter of 2003.  Excluding the impact of China from the Asia revenue figures, Asia revenues increased approximately 37% in 2003 compared to 2002.

Backlog

At December 31, 2003, we had backlog of approximately $33.0 million, compared to approximately $27.0 million at December 31, 2002. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2004. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

The decrease in gross margin in 2003 compared to 2002 and 2001 is due to the following:

•                  average selling prices declining faster than we could reduce our material costs ;

•                  a mix-shift to value-priced SVGA products;

•                  fixed manufacturing costs spread over lower revenue;

•                  higher warranty costs;

•                  $15.7 million of write-downs of inventory during 2003 compared to $14.1 million in 2002 and $1.3 million in 2001.

The inventory write-downs in all years resulted from the following:

•                  lower projected usage rates for customer service parts over the remaining service life of the products as price points for new projectors continued to decline;

•                  remaining raw materials that will not be transitioned to our contract manufacturing partners;

•                  the decision to end the life of a number of products as we transitioned our product line to newer products;

•                  engineering change orders;

•                  lower of cost or market write-downs on certain finished goods including remanufactured projectors;

•                  lower of cost or market write-downs on our inventory that is being held by Chinese authorities; and

•                  the write-off of certain raw materials and capitalized tooling costs associated with a lower-end rear projection engine project for one of our Asian customers that we decided not to pursue.

The increase in warranty expense in 2003 compared to 2002 was primarily related to an increasing installed base of projectors and the increasing cost of repairing projectors through authorized service providers.  The increase as a percentage of revenues relates to decreasing ASPs, while the average cost to repair a unit has not decreased as rapidly.  The increase in warranty expense in 2002 compared to 2001 was due primarily to higher warranty activity experienced on certain products for specifically identified design or manufacturing issues.

We are focusing on reducing our warranty costs per unit shipped by focusing on improved product quality through design and manufacturing process improvements, outsourcing of our factory repair activities, and implementing changes to our warranty programs and administration processes.

In the second quarter of 2003, we completed the process of shifting our production offshore to our contract manufacturers, Flextronics and Funai, which currently manufacture 100% of our projectors. Flextronics and Funai will be directly sourcing a majority of the components with their Asian suppliers to further reduce our product costs. In an effort to reduce our freight costs, we intend to continue shipping a portion of the finished goods from Flextronics and Funai via ocean carriers rather than by air.

Now that we have completed the migration of our manufacturing offshore, we are focusing on reducing costs associated with our logistics and factory repair activity through outsourcing.  We have selected UPS Supply Chain Solutions as our global provider for these services.  We began the transition to UPS in Europe at the end of the third quarter of 2003 and we transitioned our domestic operation to UPS early in the first quarter of 2004 with Asia expected to follow later in the year.  Leveraging UPS efficiencies, we expect to further reduce our cost structure while at the same time improve customer service and response times.

While we expect gross margins to improve to the 16% to 18% range in the first half of 2004, we expect continued pressure due to continued aggressive pricing behavior in the market and continued growth of the value-priced SVGA segment of the market.  We anticipate that these pressures will be partially offset by the following:

•                  expected reductions in the cost of our products;

•                  a refreshed product line as we enter 2004;

•                  continued reductions in our overhead with the completion of our transition to offshore manufacturing;

•                  reductions in logistics costs upon the completion of outsourcing our logistics and factory repair activities to a global provider;

•                  decreased facilities costs as we exit our leased logistics and factory repair sites facilities; and

•                  decreased depreciation expense following the SFAS No. 144 impairment charge taken in the third quarter of 2003, as further discussed below.

Marketing and Sales Expense

The decrease in marketing and sales expense in 2003 compared to 2002 was primarily due to decreased marketing incentives paid to customers as a result of lower revenues, lower employee related costs due to our restructuring efforts and savings realized from the streamlining of our channel structure.  These decreases were offset in part by costs related to our efforts to generate end-user demand and to launch several new products during 2003. We expect to continue to reinvest savings from other areas of the business in demand generation and other revenue enhancing programs in 2004, which we expect to result in a small increase in total sales and marketing expense for the year.

The decrease in marketing and sales expense in 2002 compared to 2001 was primarily a result of lower marketing incentives paid to customers as a result of the lower revenues, lower employee related costs due to our restructuring actions in 2001 and 2002 and savings realized from the streamlining of our channel structure.

Research and Development Expense

Research and development expenditures in 2003 primarily related to the development of new products, our networking and wireless initiatives and our initiative to design and produce rear-projection engines for large screen digital televisions and ultra-thin digital display.  In 2004 our research and development efforts will continue to be focused on new and improved products, including ultra-thin large displays for the home and commercial use as well as new front projector products for all segments of the market.  We expect that the amount spent on research and development expense in 2004 will decrease as we expand and accelerate our co-development efforts with our manufacturing partners.  We also expect research and development expense to decline in 2004 as a result of decreased depreciation expense following the long-lived asset impairment charge taken in the third quarter of 2003.

Research and development expenditures in 2002 primarily related to the development of new products, including several platforms launched at Flextronics during the year, as well as our home entertainment, networking, and wireless initiatives. Our research and development spending in 2002 also reflected our initiative to design and produce rear-projection engines for large screen digital televisions.

General and Administrative Expense

General and administrative expense in 2003 includes charges for bad debts of $3.8 million caused by deterioration in certain customers’ financial condition as a result of the ongoing weak economic conditions in various markets around the world, compared to $14.8 million of bad debt expense in 2002.   In addition, general and administrative expenses decreased in 2003 compared to 2002 due to lower expenses associated with the implementation of Oracle in 2003 and headcount reductions and other efficiencies related to our restructuring activities in 2003.  These decreases were partially offset by an increase in legal and consulting fees of approximately $0.5 million in 2003 compared to 2002 due to our current situation in China. Excluding the impact of bad debts, we expect that general and administrative expenses will continue to decline in 2004 as a result of decreased depreciation expense following the long-lived asset impairment charge taken in the third quarter of 2003.

In addition to the $14.8 million of bad debt expense included in general and administrative expense in 2002 discussed above, general and administrative expense increased in 2002 compared to 2001 due to charges related to the implementation of our Oracle 11i accounting system in the U.S. and Europe.

Restructuring

Restructuring charges of $6.7 million in 2003 were primarily for the following:

•                  lease loss costs associated with consolidating our research and development facility in Wilsonville, Oregon into our headquarters building;

•                  costs associated with transitioning our logistics and factory repair activities to UPS;

•                  costs associated with various management changes;

•                  streamlining our management, administrative and support functions worldwide; and

•                  leveraging our research and development investment through co-development.

We expect to incur an additional $1.0 million and $2.0 million, respectively, in the first and second quarters of 2004 to complete these transitions, primarily related to further consolidation and outsourcing of space requirements.  Current restructuring accounting rules only allow the recognition of facilities related restructuring charges once the affected space has been vacated. We anticipate that the net annualized benefit related to restructuring activities incurred in Q4 2003 and the first half of 2004 is approximately $6.0 million in 2004.

Restructuring charges of $5.8 million in 2002 were primarily for employee severance costs and costs related to the abandonment of leased space.  Leased space was abandoned in connection with   the migration of additional production offshore and the streamlining of our sales and marketing activities. It also included charges for streamlining our European operations by centralizing our financial operations and our service and support functions.

Restructuring charges of $17.4 million in 2001 represented costs incurred with the consolidation of our global supply chain, including distribution, logistics and service operations, which were directly related to our business combination with Proxima ASA in June 2000. The 2001 charges also represented costs for streamlining our U.S. sales and marketing organization and increasing our manufacturing outsourcing initiative with Flextronics.

At December 31, 2003, we have a remaining accrual for all of our past restructuring activities of $5.5 million.  See further detail in Note 3 of Notes to Consolidated Financial Statements.

Long-Lived Asset Impairment

Based on significant quarterly operating losses during the first half of 2003, we performed a review and evaluation of the carrying value of our long-lived assets for impairment during the third quarter of 2003.  Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value.  This analysis, along with under utilization of certain assets, indicated that the book value of certain of our long-lived assets exceeded the discounted cash flows expected to result from the use and eventual disposition of the assets.  Accordingly, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, which was allocated, on a pro-rata basis, to the long-lived assets.  All of the long-lived assets are continuing to be used in operations.  As a result of this impairment charge, we expect to realize reductions in depreciation expense through the end of 2007.  We expect our quarterly depreciation expense to decrease by approximately $1.9 million through mid-2005, with this reduction decreasing each quarter as assets become fully depreciated.  Of this quarterly decrease, approximately 40% is expected to reduce cost of revenues and approximately 60% is expected to reduce operating expenses.

Goodwill

Goodwill amortization ceased in the first quarter of 2002 upon adoption of SFAS No. 142 on January 1, 2002. However, in accordance with SFAS No. 142, we tested our goodwill for impairment during the fourth quarter of 2002. The market value of our common stock declined below its book value during 2002, and remained below book value as of December 31, 2002. Under SFAS No. 142, these facts indicated the goodwill recorded on our balance sheet was impaired.  Accordingly, we recorded a goodwill charge of $19.2 million in the fourth quarter of 2002 and as of and since December 31, 2002, we do not have any goodwill remaining on our balance sheet.

Other Income (Expense)

Interest income decreased to $1.7 million in 2003 compared to $2.1 million in 2002.  The decrease is primarily the result of lower overall interest rates and shorter average maturities in 2003.

Other income of $113,000 in 2003 primarily includes income from our Motif joint venture and foreign currency gains offset by a write-down of $0.7 million related to certain cost based investments in technology companies.  Other expense of $1.7 million in 2002 includes a $1.3 million loss on foreign currency transactions and a write-down of $0.8 million related to certain cost based investments in technology companies. Other income of $219,000 in 2001 includes a gain on sale of marketable equity securities of $1.7 million and foreign currency transaction gains of $1.4 million, offset by a charge of $2.6 million for the write-down of certain investments in technology companies.

Income Taxes

Income tax expense of $3.5 million in 2003 relates to income tax expense on profits in certain foreign tax jurisdictions for 2003, as well as an increase to our valuation allowance for foreign deferred tax assets due to larger than anticipated operating losses in another foreign tax jurisdiction.

The net income tax provision of $11.1 million in 2002 includes a carry back benefit for our operating loss, offset by a $29.6 million charge to record a valuation allowance against our deferred tax assets in the U.S. at December 31, 2002 in accordance with SFAS No. 109.

See Note 8 of Notes to Consolidated Financial Statements for more details concerning our income tax provision.

Inflation

We believe that the impact of inflation was minimal on our business in 2003, 2002 and 2001.

Liquidity and Capital Resources

Total cash, marketable securities and restricted cash were $144.2 million at December 31, 2003.  At December 31, 2003, we had working capital of $215.7 million, which included $79.6 million of unrestricted cash and cash equivalents, $44.8 million of short-term marketable securities, and $11.4 million of cash and inventory held in China.  The current ratio at December 31, 2003 and December 31, 2002 was 2.7 to 1 and 2.8 to 1, respectively.

We anticipate that our current cash and marketable securities, along with cash anticipated to be generated from operations, will be sufficient to fund our operating and capital requirements for at least the next 12 months.

At December 31, 2003 we had one outstanding letter of credit totaling $15.0 million, which expires August 2, 2004. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $15.0 million of cash and marketable securities, and, as such, is reported as restricted cash on the consolidated balance sheet.

Accounts receivable were positively affected in 2003 by strong cash collections. Days sales outstanding were 56 days at December 31, 2003 compared to 60 days at December 31, 2002.

Inventories decreased $52.5 million to $62.3 million at December 31, 2003 compared to $114.8 million at December 31, 2002.  See Note 5 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. Included in the December 31, 2003 inventory balance is $5.1 million of inventory that is being held by Chinese authorities in connection with their investigation of our import duties. In the first quarter of 2004, Chinese authorities released another $0.4 million of inventory.  The release of the remaining inventory is dependent on case resolution. Decreases in inventory resulted from reductions in raw materials as a result of 100% outsourced manufacturing, increases in inventory reserves and strong revenue growth in the fourth quarter of 2003. At December 31, 2003, we had approximately three weeks of inventory in the channel compared to approximately seven weeks at December 31, 2002. Annualized inventory turns were approximately eight times for the quarter ended December 31, 2003 and five times for the quarter ended December 31, 2002.

Income taxes receivable decreased $23.6 million to $0.4 million at December 31, 2003 from $24.0 million at December 31, 2002 due primarily to the receipt of $19.6 million from the IRS in the third quarter of 2003 and $1.5 million received in the fourth quarter of 2003 related to the carry back of our 2002 taxable losses in the U.S.  The remaining tax refunds associated with our carry back claims are anticipated to be received during 2004 as the IRS and other tax jurisdictions complete the processing of our refund claims.

Outsourced manufacturer receivables decreased $14.0 million to $3.9 million at December 31, 2003 compared to $17.9 million at December 31, 2002 due to the transitioning of our production to 100% contract manufacturing by the end of the second quarter of 2003.  We expect this balance to continue to decline during the first quarter of 2004.

Other current assets decreased $1.3 million to $16.5 million at December 31, 2003 compared to $17.8 million at December 31, 2002.  Other current assets at December 31, 2003 include our $6.0 million deposit with the Chinese authorities in connection with their investigation of our import duties.

Accounts payable decreased $21.6 million to $85.9 million at December 31, 2003 compared to $107.4 million at December 31, 2002, primarily due to decreasing inventory purchases due to lower overall inventory balances and the timing of payments to our suppliers.

Marketing incentives payable decreased $3.5 million to $7.6 million at December 31, 2003 compared to $11.2 million at December 31, 2002 due to a decrease in marketing incentives as a result of decreased sales in 2003 compared to 2002 and the realignment of marketing programs to better match our product and program offerings in each channel to improve the effectiveness of our marketing expenses.

Property, plant and equipment decreased $29.8 million in 2003 to $15.9 million at December 31, 2003 from $45.7 million at December 31, 2002 primarily due to a $26.4 million write-down of certain assets related to the SFAS No. 144 impairment charge taken in the third quarter of 2003 and normal depreciation of assets during 2003, offset in part by total purchases of $8.6 million.  Expenditures for property and equipment in 2003 primarily included purchases of product tooling, information systems infrastructure software, primarily for the Oracle 11i European implementation, and engineering design and test equipment. Total expenditures for property and equipment are expected to be between $10 and $12 million in 2004, primarily for product tooling and routine information technology upgrades.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2003 is as follows (in thousands):

Contractual Obligation	Payments Due By Period
	Total	2004	2005 and 2006	2007 and 2008	2009 and beyond
Letters of Credit	$15,000	$15,000	$—	$—	$—
Purchase Order Commitments	230,637	230,637	—	—	—
Capital Commitments	—	—	—	—	—
Operating Leases	38,467	7,276	12,266	8,446	10,479
	$284,104	$252,913	$12,266	$8,446	$10,479

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year.   Historically, 25% to 30% of our revenue has come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong buying season in the fourth quarter by larger wholesale distribution partners and retailers, typically leads to our strongest revenues being in the fourth quarter of each year.  In addition, we sell our products into the education and government markets that typically see seasonal peaks in the third quarter of each year.

Critical Accounting Policies and Estimates

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

Allowance for Uncollectible Trade Accounts Receivables

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt we may also use collection agencies to work with the customer for payment for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At December 31, 2003 and 2002, our allowance for uncollectible accounts totaled $8.7 million and $9.0 million, respectively, and is recorded as a reduction of accounts receivable on our consolidated balance sheets.  Bad debt expense totaled $3.8 million, $14.8 million and $4.8 million, respectively, in 2003, 2002 and 2001.

Allowance for Sales Returns and Other Deductions from Revenue

Some distributor and dealer agreements allow for partial return of products and/or price protection under certain conditions within limited time periods. Such return rights are generally limited to a contractually defined short-term stock rotation and defective or damaged product. We maintain a reserve for sales returns and price adjustments based on historical experience and other qualitative factors. We also have incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals. Estimated sales returns, price protection and rebates are deducted from revenue.

Historical return rates are monitored monthly on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also regularly monitor and track channel inventory with our significant customers. Variability in channel inventory levels from quarter to quarter are further used to qualitatively adjust our returns reserves. Typically, most returns occur within 60 days of shipment and return rates have averaged in a relatively tight range of 3 percent to 4 percent of sales to customers who are granted such rights.  If a dramatic change in the rate of returns were to occur, our estimate of our sales return accrual could change significantly.

One of the factors we consider in estimating future returns, for the customers who are granted such rights, is the sell through of products by our distributors and dealers.  We have controls in place to monitor channel inventory levels with these customers.  We believe the risk of returns increases when inventory held by any particular customer exceeds their near term needs.  Accordingly, we defer recognition of revenue on certain channel inventory estimated to be in excess of 60 days.

Our net reserve for sales returns, price protection and other rebates totaled $2.0 million and $5.3 million, respectively, at December 31, 2003 and 2002. Historically, our actual experience for sales returns, price protection and rebates has not differed materially from our estimates.

Inventory Valuation

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering, operating, and finance personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments in the market.  Finished goods are reviewed quarterly by product marketing, sales, finance, and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2003 and 2002, our inventory valuation allowance totaled $22.0 million and $17.7 million, respectively, and is recorded as a reduction of inventory on our consolidated balance sheets.  We recognized inventory write-downs totaling $15.7 million, $14.1 million and $1.3 million, respectively, in 2003, 2002 and 2001.

Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions the warranty period can be longer or shorter than two years.  We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit.  Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.5 million at both December 31, 2003 and 2002 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2003 and 2002 totaled $14.0 million and $7.9 million, respectively, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”.  In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely; we record a valuation allowance against deferred tax assets.  At December 31, 2003 and 2002, we had a valuation allowance of $68.3 million and $29.6 million against deferred tax assets, which resulted in a net deferred tax asset balance of $3.2 million and $5.4 million, respectively.

Long-Lived Asset Impairment

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.Such reviews assess the fair value of the assets based upon our estimates of future cash flows that the assets are expected to generate.  Based on these reviews, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, which was allocated, on a pro-rata basis, to the following categories of long-lived assets; furniture and fixtures, manufacturing equipment, engineering equipment, computer software and equipment, building improvements, patents and trademarks.  See Note 1 of Notes to Consolidated Financial Statements for additional information regarding this impairment charge.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements- “New Accounting Pronouncements” for a discussion of the impact of new accounting pronouncements.

Off-Balance Sheet Arrangements

Other than disclosed above under Contractual Payment Obligations, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

Our financial market risk arises from fluctuations in foreign currencies and interest rates.

Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates at December 31, 2003, was approximately $118.6 million.  The potential loss in fair value resulting from a hypothetical 10 percent adverse change in foreign exchange rates would be approximately $11.9 million at December 31, 2003.  We have no plans of liquidating any of our foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations.

We are exposed to changes in exchange rates through the purchase of production materials and the sale of products denominated in non-functional foreign currencies. We have established a foreign currency derivative program, utilizing foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures.  Under this program, increases or decreases in our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. We do not use forward contracts as speculative instruments for trading purposes. The effect of an immediate 10 percent change in our foreign currency forward contracts would not have a material effect on our results of operations.  These forward contracts are not designated as qualifying hedges and, accordingly, are marked to market at the end of each period.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts in U.S. dollars as of December 31, 2003. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.  Forward contracts outstanding at December 31, 2003 mature in 31 days or less as of December 31, 2003.

(In thousands) Foreign Currency	Bought (Sold)
Euro	$45,800
British Pound	(6,045)
Singapore Dollar	5,048
Swedish Krona	(6,763)
Norwegian Kroner	1,000

Investment Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2003, our investment portfolio included marketable debt securities of $94.1 million and marketable equity securities of $11.1 million.  The debt securities are subject to interest rate risk, and will decline in value if interest rates increase.  At December 31, 2003, the fair market value of our marketable debt securities totaled $94.1 million.  Due to the short duration of our investment portfolio, an immediate 10 percent increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8.      Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV.   Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2003 is as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2002
Revenues	$156,920	$165,035	$149,867	$181,276
Gross margin	32,507	41,196	24,685	36,621
Net income (loss)(1) (2)	(7,871)	1,124	(9,173)	(48,051)
Basic net income (loss) per share	(0.20)	0.03	(0.23)	(1.22)
Diluted net income (loss) per share	(0.20)	0.03	(0.23)	(1.22)

2003
Revenues	$145,115	$134,333	$139,310	$185,732
Gross margin	24,059	107	12,614	22,661
Net loss(3) (4) (5)	(12,464)	(40,151)	(45,875)	(11,023)
Basic net loss per share	(0.32)	(1.02)	(1.16)	(0.28)
Diluted net loss per share	(0.32)	(1.02)	(1.16)	(0.28)

(1) The second quarter of 2002 includes a $1.3 million restructuring charge, net of tax.

(2) The fourth quarter of 2002 includes a $4.5 million restructuring charge, net of tax, a $19.2 million write-down of goodwill and a $29.6 million valuation allowance against deferred tax assets.

(3) The second quarter of 2003 includes a $3.7 million restructuring charge and a $2.7 million valuation allowance against               deferred tax assets.

(4)  The third quarter of 2003 includes a $26.4 million long-lived asset impairment charge.

(5)  The fourth quarter of 2003 includes a $3.0 million restructuring charge.

Risk Relating To Arthur Andersen LLP’S Lack Of Consent

Arthur Andersen LLP were the independent accountants for InFocus Corporation until May 17, 2002.  Representatives of Arthur Andersen LLP are not available to provide the consent required for the incorporation by reference of their report on the financial statements for the year ended December 31, 2001 of InFocus Corporation appearing in this Annual Report on Form 10-K into registration statements filed by InFocus Corporation with the Securities and Exchange Commission and currently effective under the Securities Act of 1933. Because Arthur Andersen LLP have not consented to the incorporation by reference of their report, investors will not be able to recover against Arthur Andersen LLP under Section 11 of the Securities Act of 1933 for any untrue statements of a material fact contained in the financial statements audited by Arthur Andersen LLP that are included in this report or any omissions to state a material fact required to be stated therein.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On May 17, 2002, the Audit Committee of the Board of Directors approved the dismissal of our independent public accountants, Arthur Andersen LLP.  Arthur Andersen LLP’s reports on our financial statements for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.  During the year ended December 31, 2001 and during the subsequent interim period through the date of dismissal, May 17, 2002, there were no disagreements between us and Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, nor any reportable events as defined under Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission.

A copy of a letter addressed to the Securities and Exchange Commission from Arthur Andersen LLP stating that it agrees with the above statements is incorporated by reference herein as exhibit 16.

Also on May 17, 2002, based upon approval of the Audit Committee, we engaged the firm of KPMG LLP to be our independent public accountants. We did not consult with KPMG LLP prior to May 17, 2002 with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or concerning any disagreement or reportable event with Arthur Andersen LLP.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item is included under the captions Nominees for Director, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Our Board of Directors has adopted the InFocus Corporation Code of Conduct, which is a code of conduct and ethics that applies to all employees, directors, and officers, including our principal executive officer, principal financial officer and our corporate controller.  The Code of Conduct can be found on our website at www.infocus.com.

Item 11.  Executive Compensation

Information required by this item is included under the captions Director Compensation, Executive Compensation, Employment Contracts and Termination of Employment, Change-in-Control Arrangements and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes equity securities authorized for issuance as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	5,210,942	$12.43	1,831,963

Equity compensation plans not approved by shareholders	—	—	—
Total	5,210,942	$12.43	1,831,963

Additional information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information required by this item is included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item is included under the caption Ratification of Appointment of Independent Auditors — Fees Paid to KPMG LLP Related to Fiscal 2003 and 2002 in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of our independent auditors, are included on the pages indicated below:

Report of Independent Auditors

Report of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements

The following schedule and report thereon is filed herewith:

Independent Auditors' Report on Consolidated Financial Statement Schedule

Schedule II	Valuation and Qualifying Accounts

Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended December 31, 2003:

•                  Dated and filed October 28, 2003 pursuant to Item 12. “Results of Operations and Financial Condition,” regarding InFocus Corporation’s financial results for the quarter ended September 30, 2003.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
3.1	1990 Restated Articles of Incorporation, as Amended – Incorporated by reference to Exhibit 3.1 to form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.2	Amendment to 1990 Articles of Incorporation – Incorporated by reference to Exhibit 3.2 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.3	Amendments to 1990 Articles of Incorporation – Incorporated by reference to Exhibit 3.3 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.4	1997 Restated Bylaws – Incorporated by reference to Exhibit 3.4 to form 8-K dated June 23, 2000 as filed with the Securities and Exchange Commission on July 7, 2000.

3.5	Amendment to 1997 Restated Bylaws – Incorporated by reference to Exhibit 3.5 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.6

Amendment to 1997 Restated Bylaws, dated April 19, 2002 – Incorporated by reference to Exhibit 3.6 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

3.7	Amendment to 1997 Restated Bylaws, dated December 2, 2003.

4.1	See Article VII of Exhibit 3.1

10.1*

1988 Combination Stock Option Plan, as amended – Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 1991, as filed with the Securities and Exchange Commission on March 30, 1992.

10.2*

Amendment No. 5 to 1988 Combination Stock Option Plan – Incorporated by reference to Exhibit 4.2 to Form S-8 (Commission File No. 33-47449), as filed with the Securities and Exchange Commission on April 24, 1992.

10.3*

Amendment No. 6 to 1988 Combination Stock Option Plan – Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

10.4*

Amendment No. 7 to 1988 Combination Stock Option Plan – Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 16, 1995.

10.5*

Amendment No. 8 to 1988 Combination Stock Option Plan – Incorporated by reference to Exhibit 4.1.1 to Form S-8 (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.

10.6*

Amendment No. 9 to 1988 Combination Stock Option Plan – Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.

10.7*	1998 Stock Incentive Plan – Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 12, 1998.

Exhibit No.
10.8*

First Amendment to InFocus Corporation 1998 Stock Incentive Plan – Incorporated by reference to InFocus’ Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 7, 2000.

10.9*

Second Amendment to InFocus Corporation 1998 Stock Incentive Plan – Incorporated by reference to InFocus’ Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on July 7, 2000.

10.10*

Third Amendment to InFocus Corporation 1998 Stock Incentive Plan – Incorporated by reference to InFocus’ Registration Statement on Form S-8, as filed with the Securities and Exchange Commission on June 2, 2003.

10.11*

Form of Incentive Stock Option Agreement – Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.12*

Form of Non-Qualified Stock Option Agreement – Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.13*

Officer and Director Stock Ownership Program, effective April 22, 1998, as amended January 22, 1999 and October 18, 2000.  Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.14*

Form of Restricted Stock Agreement – Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.15*	Directors’ Stock Option Plan – Incorporated by reference to Exhibit 4.3 to Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.16*

Amendment No. 1 to Directors’ Stock Option Plan – Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

10.17*

Amendment No. 2 to Directors’ Stock Option Plan – Incorporated by reference to Exhibit 4.2.2 to Form S-8 (Commission File No. 333-15235), as filed with the Securities and Exchange Commission on October 31, 1996.

10.18*

Amendment No. 3 to Directors’ Stock Option Plan – Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.19*

Amendment No. 4 to Directors’ Stock Option Plan – Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.20*

Form of Directors’ Stock Option Agreement – Incorporated by reference to Exhibit 4.3.1 to Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.21*	Letter of employment for John V. Harker – Incorporated by reference to Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

10.22*	2004 Chief Executive Officer Bonus Plan.

10.23*	2004 Executive Bonus Plan.

Exhibit No.
10.24

Commercial Lease Agreement for the Company’s facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and the Company – Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.25

Lease Agreement – Basic Lease Information by and between GED-IFC, LLC and the Company, dated August 28, 2000 – Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 19, 2001.

10.26	Shareholder Rights Plan – Incorporated by reference to Exhibit 4 to Form 8-K dated July 16, 1997, as filed with the Securities and Exchange Commission on July 25, 1997.

10.27

Amendment No. 1 to Shareholder Rights Plan – Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.28*

Corporate Executive Severance Pay Plan and Summary Plan Description dated April 10, 2000.  Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.29*

Exhibit B to Corporate Executive Severance Pay Plan dated April 10, 2000 – Form of Release and Waiver of Claims Agreement.  Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.30*

Exhibit C to Corporate Executive Severance Pay Plan dated April 10, 2000 – Form of Agreement to Participate – Severance Plan.  Incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.31

Purchase and Sale Agreement between Mentor Graphics Corporation (seller) and the Company (buyer) dated October 1999 – Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 1999, as filed with the Securities and Exchange Commission on March 3, 2000.

10.32

Facility Lease Agreement, dated October 1, 2002 between Maatschap World Trade Center Amsterdam and InFocus International B.V.  Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.33

Facility Lease Agreement, dated June 9, 2000 between Vaerste AS and the Company.  Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

14	InFocus Corporation Code of Conduct

16

Letter re: Change in Certifying Public Accountant – Incorporated by reference to Exhibit 16 to Form 8-K/A dated May 17, 2002, as filed with the Securities and Exchange Commission on June 4, 2002.

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

31.1	Certification of John V. Harker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Michael D. Yonker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of John V. Harker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Michael D. Yonker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2004	INFOCUS CORPORATION

	By	/s/ JOHN V. HARKER
John V. Harker
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2004:

Signature	Title

/s/ JOHN V. HARKER	Chairman of the Board and
John V. Harker	Chief Executive Officer
(Principal Executive Officer)

/s/ MICHAEL D. YONKER	Executive Vice President and Chief Financial
Michael D. Yonker	Officer (Principal Financial and Accounting Officer)

/s/ PETER D. BEHRENDT	Director
Peter D. Behrendt

/s/ MICHAEL R. HALLMAN	Director
Michael R. Hallman

/s/ SVEIN S. JACOBSEN	Director
Svein S. Jacobsen

/s/ DUANE C. MCDOUGALL	Director
Duane C. McDougall

Report of Independent Auditors

The Board of Directors and Shareholders of

InFocus Corporation:

We have audited the accompanying consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.  The 2001 consolidated financial statements were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements, before the revision described in Note 1 to the consolidated financial statements, in their report dated January 25, 2002.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the 2001 consolidated financial statements of InFocus Corporation and subsidiaries were audited by other auditors who have ceased operations.  As described in Note 1 to the consolidated financial statements, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), which was adopted by the Company as of January 1, 2002.  In our opinion, the SFAS No. 142 transitional disclosures for 2001 in Note 1 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of InFocus Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ KPMG LLP
Portland, Oregon,

January 28, 2004

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

Portland, Oregon

ARTHUR ANDERSEN LLP

January 25, 2002

ARTHUR ANDERSEN LLP WERE THE INDEPENDENT ACCOUNTANTS FOR INFOCUS CORPORATION UNTIL MAY 17, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF THEIR REPORT ON THE FINANCIAL STATEMENTS OF INFOCUS CORPORATION APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY INFOCUS CORPORATION WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. BECAUSE ARTHUR ANDERSEN LLP HAVE NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF THEIR REPORT, THE INVESTOR WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENTS OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS REPORT OR ANY OMISSIONS TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

The prior period financial statements for 2001 have been revised to include the transitional disclosures required by statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”, which was adopted by the Company on January 1, 2002.

InFocus Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$79,627	$104,230
Marketable securities	44,786	10,590
Restricted cash	15,000	—
Accounts receivable, net of allowances of $11,796 and $16,455	116,138	120,668
Inventories	62,255	114,773
Income taxes receivable	434	24,023
Deferred income taxes	713	5,116
Outsourced manufacturer receivables	3,947	17,912
Other current assets	16,495	17,755
Total Current Assets	339,395	415,067

Marketable securities	4,822	5,857
Property and equipment, net of accumulated depreciation of $42,156 and $55,310	15,890	45,681
Deferred income taxes	2,513	250
Other assets, net	3,478	6,053
Total Assets	$366,098	$472,908

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$85,869	$107,429
Payroll and related benefits payable	6,519	7,589
Marketing incentives payable	7,647	11,174
Accrued warranty	10,663	6,186
Other current liabilities	13,844	16,738
Total Current Liabilities	124,542	149,116

Other Long-Term Liabilities	3,677	2,289

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,520,009 and 39,339,638	88,787	88,035
Additional paid-in capital	75,835	75,760
Accumulated other comprehensive income:
Cumulative currency translation adjustment	28,608	8,875
Unrealized gain on equity securities	8,352	3,023
Retained earnings	36,297	145,810
Total Shareholders’ Equity	237,879	321,503
Total Liabilities and Shareholders’ Equity	$366,098	$472,908

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation

Consolidated Statements of Operations

(In thousands, except share amounts)

	For the Year Ended December 31,
	2003	2002	2001

Revenues	$604,490	$653,098	$760,553
Cost of revenues	545,049	518,089	562,049
Gross Margin	59,441	135,009	198,504

Operating expenses:
Marketing and sales	73,123	80,028	87,126
Research and development	33,214	37,822	36,202
General and administrative	27,673	44,971	31,130
Restructuring costs	6,650	5,818	17,408
Long-lived asset impairment	26,400	—	—
Goodwill	—	19,187	1,524
	167,060	187,826	173,390
Income (loss) from operations	(107,619)	(52,817)	25,114

Other income (expense):
Interest expense	(242)	(405)	(751)
Interest income	1,734	2,069	3,082
Other, net	113	(1,701)	219
	1,605	(37)	2,550
Income (loss) before income taxes	(106,014)	(52,854)	27,664
Provision for income taxes	3,499	11,117	7,469
Net income (loss)	$(109,513)	$(63,971)	$20,195

Basic net income (loss) per share	$(2.78)	$(1.63)	$0.52

Diluted net income (loss) per share	$(2.78)	$(1.63)	$0.51

Shares used in per share calculations:
Basic	39,391	39,284	38,892
Diluted	39,391	39,284	39,797

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation

Consolidated Statements of Shareholders’ Equity

For The Years Ended December 31, 2003, 2002 and 2001

(In thousands, except share amounts)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

	Common Stock
	Shares	Amount

Balance at December 31, 2000	38,761,226	$81,528	$74,061	$189,586	$(11,058)	$334,117

Comprehensive income (loss):
Net income	—	—	—	20,195	—	20,195
Currency translation adjustment	—	—	—	—	(1,975)	(1,975)
Unrealized loss on marketable equity securities	—	—	—	—	(233)	(233)
						17,987
Compensation expense of stock options	—	—	270	—	—	270
Shares issued pursuant to stock plans	399,087	4,210	—	—	—	4,210
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	862	—	—	862
Balance at December 31, 2001	39,160,313	85,738	75,193	209,781	(13,266)	357,446

Comprehensive income (loss):
Net loss	—	—	—	(63,971)	—	(63,971)
Currency translation adjustment	—	—	—	—	22,937	22,937
Unrealized gain on marketable equity securities	—	—	—	—	2,227	2,227
						(38,807)
Compensation expense of stock options	—	—	59	—	—	59
Shares issued pursuant to stock plans	179,325	2,297	—	—	—	2,297
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	508	—	—	508
Balance at December 31, 2002	39,339,638	88,035	75,760	145,810	11,898	321,503

Comprehensive income (loss):
Net loss	—	—	—	(109,513)	—	(109,513)
Currency translation adjustment	—	—	—		19,733	19,733
Unrealized gain on marketable equity securities	—	—	—		5,329	5,329
						(84,451)
Shares issued pursuant to stock plans	180,371	752	—	—	—	752
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	75	—	—	75
Balance at December 31, 2003	39,520,009	$88,787	$75,835	$36,297	$36,960	$237,879

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$(109,513)	$(63,971)	$20,195
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization	16,390	18,537	16,028
Write-off of goodwill	—	19,187	—
Long-lived asset impairment	26,400	—	—
Deferred income taxes	2,202	11,248	6,360
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	75	508	862
Other non-cash (income) expense	486	4,016	1,484
Disposition of merger related fixed assets	—	—	3,366
(Increase) decrease in:
Restricted cash	(15,000)	—	—
Accounts receivable	20,868	46,680	32,669
Inventories, net	56,836	(6,664)	(8,697)
Income taxes receivable	20,002	(8,980)	7,216
Outsourced manufacturer receivables	13,965	22,953	(36,850)
Other current assets	2,590	(1,064)	(3,641)
Increase (decrease) in:
Accounts payable	(31,310)	(76)	3,403
Payroll and related benefits payable	(1,924)	(1,783)	(1,405)
Marketing incentives payable, accrued warranty and other current liabilities	(745)	(2,851)	(5,005)
Other long-term liabilities	1,171	469	(310)
Net cash provided by operating activities	2,493	38,209	35,675

Cash flows from investing activities:
Purchase of marketable securities	(39,934)	(8,847)	(12,675)
Maturities of marketable securities	12,097	16,305	23,636
Sale of marketable securities	—	—	2,229
Payments for purchase of property and equipment	(8,648)	(27,908)	(25,612)
Proceeds from sale of property and equipment	125	—	29
Cash paid for acquisitions	—	(1,399)	(1,949)
Cash paid for cost based technology investments	—	(1,500)	(3,800)
Other assets, net	818	(1,695)	(800)
Net cash used in investing activities	(35,542)	(25,044)	(18,942)

Cash flows from financing activities:
Payments on notes payable	—	—	(1,007)
Proceeds from sale of common stock	527	1,891	3,793
Net cash provided by financing activities	527	1,891	2,786

Effect of exchange rate on cash	7,919	3,115	(559)
Increase (decrease) in cash and cash equivalents	(24,603)	18,171	18,960

Cash and cash equivalents:
Beginning of year	104,230	86,059	67,099
End of year	$79,627	$104,230	$86,059

Supplemental Cash Flow Information
Cash paid during the period for interest	$242	$405	$751
Cash paid during the period for income taxes	3,760	10,735	5,827

See accompanying Notes to Consolidated Financial Statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of InFocus Corporation and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

Nature of Operations

We are the worldwide leader in digital projection technology and services, including designing and marketing innovative products for business, government, education and home use. Our products are used in business, education, government and home theater markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving the sharing of computer-generated and/or video information with an audience.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Management believes that the estimates used are reasonable.  Significant estimates made by management include: allowance for uncollectible trade accounts receivables, inventory valuation, sales reserves, product warranties, income taxes, restructuring charges and long-lived asset impairment.

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less; marketable securities consist primarily of government and corporate debt instruments.  Our marketable securities are classified as “held to maturity” and “available for sale.”  See Note 4 below.

Allowance for Uncollectible Trade Accounts Receivables

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade accounts receivable balances based on a combination of factors. When a customer's account becomes past due, we initiate dialogue with the customer to determine the cause.  If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer's operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available.  In certain situations, if an account is determined to be a bad debt, we may use collection agencies to work with the customer to receive payment in return for a fee.  If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change.  Our allowance for uncollectible accounts totaled $8.7 million and $9.0 million, respectively, at December 31, 2003 and 2002 and is included on the consolidated balance sheets as a reduction of accounts receivable.

Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method.  We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end of life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Raw materials and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our engineering, operating and finance personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed quarterly by product marketing, sales, finance and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2003 and 2002, our inventory valuation allowance totaled $22.0 million and $17.7 million, respectively, and is recorded as a reduction of inventory on our consolidated balance sheets

Outsourced Manufacturer Receivables

Outsourced manufacturer receivables consist of accounts receivable related to raw material inventory sold to manufacturing subcontractors. Materials are generally sold at our inventory carrying cost, therefore no profit or loss is realized, nor is the transaction included in revenues or cost of sales.

Long-Lived Assets

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

Based on significant quarterly operating losses during the first half of 2003, we performed a review and evaluation of the carrying value of our long-lived assets for impairment during the third quarter of 2003.  Pursuant to SFAS No. 144, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis, along with under utilization of certain assets, indicated that the book value of certain of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Accordingly, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, $24.5 million of which was allocated, on a pro-rata basis, to the following categories of property and equipment; furniture and fixtures, manufacturing equipment, engineering equipment, computer software and equipment, and building improvements. The remaining $1.9 million was allocated, on a pro rata basis, to other intangible assets, including the carrying value of patents and trademarks.  All of the long-lived assets are continuing to be used in operations.

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

Property and equipment is reviewed for impairment at least annually in accordance with SFAS No. 144.  As discussed above, in the third quarter of 2003, we reviewed our long-lived assets for impairment and recorded an impairment charge totaling $26.4 million, $24.5 million of which was allocated to property and equipment.

Other Assets

Other assets include investments in technology companies accounted for under the cost method as we do not have significant influence over these entities, deposits and other intangible assets such as patents and trademarks. Other intangible assets are accounted for in accordance with SFAS No. 142, which requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment when changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with SFAS No. 144.  As discussed above, in the third quarter of 2003, we reviewed our long-lived assets for impairment and recorded an impairment charge totaling $26.4 million, $1.9 million of which was allocated to patents and trademarks

Goodwill

Goodwill is accounted for pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which we adopted on January 1, 2002. SFAS No. 142 requires that goodwill no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Upon adoption of SFAS No. 142 on January 1, 2002, we had unamortized goodwill in the amount of $18.5 million and determined that no impairment existed as of that date.  With the adoption of SFAS No. 142, we did not incur approximately $1.5 million in amortization expense, on a pre-tax basis, during 2002.  In accordance with SFAS No. 142, we performed our first annual impairment test for goodwill during the fourth quarter of 2002.  We believe we have one reporting unit under SFAS No. 142 given the similar economic characteristics of our global operations, thus impairment was assessed on a consolidated basis. The market value of our common stock declined below its book value principally during the fourth quarter of 2002 and remained substantially below book value as of December 31, 2002.  This indicated an impairment of our goodwill and required us to write-off our goodwill balance of $19.2 million in the fourth quarter of 2002. As of December 31, 2003 and 2002, we did not have any goodwill on our balance sheet. As of December 31, 2001, the accumulated amortization related to goodwill was $6.5 million.

The following table discloses what reported net income would have been for the year ended December 31, 2001 prior to the adoption of SFAS No. 142 exclusive of amortization expense (including any related tax effects) recognized in that year related to goodwill that is no longer being amortized (in thousands, except per share amounts).

Year Ended December 31,	2001
Net income as reported	$20,195
Add back amortization of goodwill, net of tax effect of $(71)	1,453
Adjusted net income	$21,648

Basic net income per share as reported	$0.52
Adjustment for add back of amortization expense, net of tax effect	0.04
Adjusted basic net income per share	$0.56

Diluted net income as reported	$0.51
Adjustment for add back of amortization expense, net of tax effect	0.03
Adjusted diluted net income per share	$0.54

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash, marketable securities, accounts receivable, inventory and accounts payable.  We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2003 and 2002.

Marketing Incentives Payable

Marketing incentives payable primarily includes volume rebates, cooperative advertising and other marketing promotions. Estimated volume rebates and other sales incentives are recorded as a reduction of revenue when the related revenue is recognized.  Estimated cooperative advertising amounts are classified as sales and marketing expense and are recorded when earned, which is based on a percentage of revenue.

Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products, and regions the warranty period can be longer or shorter than two years.  We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit.  Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.5 million at both December 31, 2003 and 2002 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2003 and 2002 totaled $14.0 million and $7.9 million, respectively, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.  The long-term portion of the warranty accrual was $3.3 million and $1.7 million as of December 31, 2003 and 2002, respectively.

The following is a reconciliation of the changes in the aggregate warranty liability for the year ended December 31, 2003 (in thousands).

Warranty accrual, December 31, 2001	$6,255
Reductions for warranty payments made	(17,690)
Warranties issued	9,847
Adjustments and changes in estimates	9,474
Warranty accrual, December 31, 2002	7,886
Reductions for warranty payments made	(22,458)
Warranties issued	20,506
Adjustments and changes in estimates	8,031
Warranty accrual, December 31, 2003	$13,965

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards.  We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required.  To the extent it is determined the recoverability of the deferred tax assets is unlikely, we record a valuation allowance against deferred tax assets. We recorded a valuation allowance of $68.3 million and $29.6 million, respectively, against deferred tax assets as of December 31, 2003 and 2002.

Letter of Credit and Restricted Cash

At December 31, 2003 we had one outstanding letter of credit totaling $15.0 million, which expires August 2, 2004. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $15.0 million of cash and marketable securities, and, as such, is reported as restricted cash on the consolidated balance sheet.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for each period.  Resulting translation adjustments are reflected as other comprehensive income within shareholders' equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment or as a hedge of a foreign currency investment position, are included in the results of operations as incurred.

Derivatives and Hedging

We account for derivatives and hedging activities in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 137 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS Nos. 133, 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value.  SFAS Nos. 137 and 138 require that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

We are exposed to changes in foreign currency exchange rates through the purchase of production materials and the sale of products denominated in non-functional foreign currencies.  We utilize foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures.  Under this program, increases or decreases in the value of our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses.  We do not use forward contracts as speculative instruments for trading purposes. All non-functional foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each period with realized and unrealized gains and losses included in other income (expense).  Due to short contractual lives, the fair value of all outstanding forward contracts at December 31, 2003 and 2002 was immaterial to our consolidated financial statements.  These forward contracts are not designated as qualifying hedges and accordingly are marked to market at the end of each period.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts in U.S. dollars as of December 31, 2003 and 2002.  The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding at December 31, 2003 mature in 31 days or less as of December 31, 2003.

(In thousands) Foreign Currency	Bought (Sold)
	2003	2002
Euro	$45,800	$4,900
British Pound	(6,045)	(3,368)
Singapore Dollar	5,048	—
Japanese Yen	—	(5,347)
Swedish Krona	(6,763)	(2,001)
Norwegian Kroner	1,000	21,800

Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates was approximately $118.6 million and $105.3 million at December 31, 2003 and 2002, respectively.

Revenue Recognition

Revenue from the sale of products is recognized when title transfers and risk of loss has passed to the customer, which is generally at time of shipment.

Some distributors and dealer agreements allow for partial return of products and/or price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined, short-term stock rotation and defective or damaged product. We maintain a reserve for sales returns and price adjustments based on historical experience and other qualitative factors.  We also have incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals.  Estimated sales returns, price protection, and rebates are deducted from revenue.

Historical return rates are monitored monthly on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also regularly monitor and track channel inventory with our significant customers. Variability in channel inventory levels from quarter to quarter are further used to qualitatively adjust our returns reserves. Typically, most returns occur within 60 days of shipment and return rates have averaged in a relatively tight range of 3 percent to 4 percent of sales to customers who are granted such rights. If a dramatic change in the rate of returns were to occur, our estimate of our sales return accrual could change significantly.

One of the factors we consider in estimating future returns, for customers who are granted such rights, is the sell through of products by our distributors and dealers.  We have controls in place to monitor channel inventory levels with these customers.  We believe the risk of returns increases when inventory held by any particular customer exceeds their near term needs.  Accordingly, we defer recognition of revenue on certain channel inventory estimated to be in excess of 60 days.

Our net reserve for sales returns, price protection and other rebates totaled $2.0 million and $5.3 million, respectively, at December 31, 2003 and 2002.   Historically, our actual experience for sales returns, price protection, and rebates has not differed materially from our estimates of sales returns, price protection and sales incentives.

Concentrations of Risk

We rely on third party manufacturers for a significant portion of our product components.  Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts, and the possibility of increases in component costs. Our supply of products and profitability can be adversely affected by each of these risks.

Certain components used in our products are now available only from single sources.  The most important of these components are the digital microdevices (DMD's) manufactured by Texas Instruments and polysilicon manufactured by Epson.  An extended interruption in the supply of DMD's or polysilicon would adversely affect our results of operations.

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

In addition, we have outsourced all of the manufacturing of our projectors to Flextronics in Malaysia and Funai Electric Company in China.  The risks mentioned above related to reliance on suppliers will also impact our contract manufacturers. In addition, we are reliant on our contract manufacturers' ability to maintain suitable manufacturing facilities, train manufacturing employees, effectively manage the supply chain, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations.  Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

We sell our products to a large number of customers worldwide.  One customer accounted for 12.4%, 14.5% and 17.6%, respectively, of total revenues for the years ended December 31, 2003, 2002 and 2001. This customer accounted for 10.4% and 13.4%, respectively, of our accounts receivable balance at December 31, 2003 and 2002. In addition, one other customer accounted for 21.3% of our accounts receivable balance at December 31, 2003.

We invest our excess cash with high credit quality financial institutions, which bear minimal risk, and by policy, we limit the amount of credit exposure to any one financial institution.

Employee Benefit Plans

We provide a defined benefit pension plan and a 401(k) plan for certain employees. The 401(k) plan does not allow for direct investment in our common stock. We have a defined benefit plan for certain of our Norwegian employees.  The net pension liability related to the defined benefit pension plan was $426,000 and $315,000 at December 31, 2003 and 2002, respectively.  Detailed information pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” is not provided due to the immateriality of the defined benefit pension amounts. We match employee 401(k) contributions up to $6,000, or 5%, of the employee's pay. We also have various retirement plans in Singapore and certain European regions. The total expense related to all of the plans was $2.0 million, $2.1 million and $2.3 million, respectively, for the years ended December 31, 2003, 2002 and 2001.

Research and Development

Amounts spent on research and development activities are expensed as incurred as research and development expense on the consolidated statements of operations.

Advertising Costs

Advertising costs, which are included in sales and marketing expenses, are expensed as incurred in accordance with SOP 93-7. We have certain cooperative advertising programs with our customers, based on pre-established percentages of revenue generated from these customers. These obligations are reflected in the statements of operations as a sales and marketing expense as specific documentation is required from the customer evidencing the benefit to the corporation.  Advertising expense was $15.8 million, $18.8 million and $20.9 million in 2003, 2002 and 2001, respectively.

Stock-Based Compensation Plans

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

Year Ended December 31,	2003	2002	2001
Net income (loss), as reported	$(109,513)	$(63,971)	$20,195
Fair value of stock-based employee compensation	(6,895)	(10,544)	(10,182)
Net income (loss), pro forma	$(116,408)	$(74,515)	$10,013

Net income (loss) per share – basic, as reported	$(2.78)	$(1.63)	$0.52

Net income (loss) per share – basic, pro forma	$(2.96)	$(1.90)	$0.26

Net income (loss) per share – diluted, as reported	$(2.78)	$(1.63)	$0.51

Net income (loss) per share – diluted, pro forma	$(2.96)	$(1.90)	$0.26

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2003	2002	2001
Risk-free interest rate	2.50% - 3.27%	4.00%	5.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	4.4	5	5
Expected volatility	81.6% - 82.8%	78.6%	76.6%

Using the Black-Scholes methodology, the total value of stock awards and options granted during 2003, 2002 and 2001 was $8.1 million, $16.2 million and $15.2 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options.  The weighted average fair value of stock awards and options granted during 2003, 2002 and 2001 was $3.80 per share, $9.59 per share and $10.85 per share, respectively.

Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Basic and diluted EPS are the same for both 2003 and 2002 as we were in a loss position.  Following is a reconciliation of basic EPS and diluted EPS for 2001 (in thousands, except per share amounts):

	2001
Year Ended December 31,	Income	Shares	Per Share Amount
Basic EPS:
Income available to common shareholders	$20,195	38,892	$0.52
Diluted EPS:
Effect of dilutive stock options	—	905
Income available to common shareholders	$20,195	39,797	$0.51

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

Year Ended December 31,	2003	2002	2001
Stock options	5.2 million	4.9 million	1.8 million

Comprehensive Income (Loss)

Comprehensive income or loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are reflected in shareholders’ equity instead of net income.

Segment Reporting

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131, we have determined that we operate in one segment.

2.  NEW ACCOUNTING PRONOUNCEMENTS:

Statement of Financial Accounting Standards No. 146

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets.  Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel.  SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value.  Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense.  SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged.  The adoption of SFAS No. 146 will primarily impact the timing of expense recognition for any restructuring activities.

3.  MERGER AND RESTRUCTURING RELATED CHARGES:

In January 2001, we announced a plan to eliminate redundancies and duplicate activities existing following our merger with Proxima ASA, specifically in distribution, logistics and service operations, as well as opportunities to better balance manufacturing capacity loading in the U.S. and Norway.

Pursuant to the plan, in the second quarter of 2001, we consolidated our San Diego, California logistics, factory repair and service operations into our facilities in Wilsonville, Oregon.  In addition, we consolidated similar European operations in Brussels, Belgium, using third party providers for logistics and factory repair.  In Asia, we consolidated our operations in Singapore.  During the second quarter of 2001, we also began a contract manufacturing initiative with Flextronics, a Singapore based corporation. These consolidation efforts resulted in the reduction of approximately 130 employees worldwide.

In July 2001, we announced a restructuring plan to streamline the U.S. Sales and Marketing organization and increase our manufacturing outsourcing initiative with Flextronics. These restructuring efforts resulted in closing our San Diego facility and reorganizing the Americas sales and marketing operations, which resulted in the reduction of approximately 32 employees.

In October 2001, we continued our restructuring initiative by streamlining our Norwegian operations and transferring additional production volume to be manufactured by Flextronics. This consolidation effort resulted in the reduction of approximately 135 employees worldwide.

During the second quarter of 2002, we announced a restructuring plan related to the migration of additional production offshore and the streamlining of our sales and marketing activities. We incurred a restructuring charge of $1.3 million, primarily for employee severance costs related to the reduction of our head count by approximately 10%.

In the fourth quarter of 2002, we incurred an additional $4.5 million of restructuring charges related to completing our transition to 100 percent outsourced manufacturing and streamlining our European financial operations and service and support functions.

In April 2003, we announced a further restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development efforts.  Pursuant to SFAS No. 146, we recorded a restructuring charge related to these actions of $3.7 million in the second quarter of 2003, primarily for severance related costs. We recorded an additional charge of $3.0 million in the fourth quarter of 2003 for consolidating employees at our research and development, factory repair and logistics site in Wilsonville, Oregon into our corporate headquarters building and for the continued transfer of our logistics and factory repair activities to an outsourced provider.  We anticipate incurring an additional $1.0 million and $2.0 million, respectively, in the first and second quarters of 2004 related to these activities.

At December 31, 2003, we had $5.5 million of restructuring costs accrued on our consolidated balance sheet as other current liabilities.  We expect the majority of these costs to be paid within the next 3 quarters. The following table displays a roll-forward of the accruals established for restructuring in 2003 (in thousands):

	Accrual at December 31, 2002	2003 Net Charges	2003 Changes in Estimates	2003 Amounts Paid	Accrual at December 31, 2003
Severance and related	$2,976	$5,235	$—	$(4,573)	$3,638
Lease loss	2,573	1,343	(242)	(1,972)	1,702
Other	634	314	—	(753)	195
	$6,183	$6,892	$(242)	$(7,298)	$5,535

The total restructuring charges in 2002 and 2001 were as follows (in thousands):

Year Ended December 31,	2002	2001
Severance and related	$4,320	$5,828
Consulting	—	2,361
Fixed asset dispositions and write-downs	—	3,366
Lease loss reserve	909	3,719
Other	589	2,134
Total	$5,818	$17,408

4.  MARKETABLE SECURITIES:

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the held to maturity securities are recorded at amortized cost and the available for sale securities are recorded at fair value with unrealized gains and losses reported in a separate component of shareholders’ equity.  Certain information regarding our marketable securities is as follows (in thousands):

Held to Maturity	December 31, 2003	December 31, 2002
Fair Market Value	$38,563	$10,735
Amortized Cost:
State and Local Government	$2,793	$10,686
Federal Government	13,987	—
Corporate	21,738	—
Total	$38,518	$10,686
Maturity Information:
Less than one year	$33,696	$4,829
One to five years	4,822	5,857
Total	$38,518	$10,686

Available for Sale	December 31, 2003	December 31, 2002
Fair market value	$11,090	$5,761
Cost:
Corporate equities	$2,738	$2,738

Gains and losses on the sale of marketable securities are calculated using the specific identification method.  We record, as a separate component of shareholders’ equity, the unrealized gains and losses on available for sale securities.  At December 31, 2003, we had unrealized gains of $8.3 million and no unrealized losses included in our available for sale securities balance.  At December 31, 2002, we had an unrealized gain of $3.3 million and an unrealized loss of $0.3 million included in our available for sale securities balance.

5.  INVENTORIES:

The components of inventory are as follows (in thousands):

December 31,	2003	2002
Raw materials and components	$10,027	$24,606
Work-in-process	2,669	5,055
Finished goods	49,559	85,112
	$62,255	$114,773

Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.  Inventory is shown net of write-downs for obsolete and excess inventories of $22.0 million and $17.7 million, respectively, as of December 31, 2003 and 2002.  Inventories as of December 31, 2003 include approximately $5.1 million of finished goods and service parts impounded by Chinese authorities.  See Note 10.

6.  PROPERTY AND EQUIPMENT:

The components of property and equipment are as follows (in thousands):

December 31,	Estimated Useful Lives	2003	2002
Furniture and fixtures	5 years	$2,688	$3,261
Manufacturing equipment	1.5 to 3 years	22,766	31,503
Engineering equipment	5 years	2,658	4,681
Computer software and equipment	3 to 5 years	22,514	46,232
Buildings, land and improvements	Shorter of 10 years or life of lease	7,420	15,314
		58,046	100,991
Less accumulated depreciation		(42,156)	(55,310)
		$15,890	$45,681

Pursuant to SFAS No. 144, we recorded an impairment charge totaling $26.4 million in 2003.  See Note 1 for additional information regarding this impairment charge.

7.  INTANGIBLE ASSETS:

Included in other long-term assets on our balance sheet are patents and trademarks.  Pursuant to SFAS No. 144, we recorded an impairment charge totaling $26.4 million in 2003.  See Note 1 for additional information regarding this impairment charge.  The gross amount of patents and trademarks and the related accumulated amortization were as follows (in thousands):

	December 31,
	2003	2002
Patents	$2,556	$3,070
Accumulated amortization	(2,057)	(1,763)
	499	1,307

Trademarks	934	798
Accumulated amortization	(630)	(505)
	304	293
	$803	$1,600

Amortization expense was as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Patents	$53	$109	$113
Trademarks	$76	$140	$143

Amortization of the patents and trademarks is as follows over the next five years (in thousands):

	Patents	Trademarks
2004	$258	$49
2005	63	13
2006	49	11
2007	42	7
2008	24	4

8.  INCOME TAXES:

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” We realize tax benefits in the United States as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions).  For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital.  Tax benefits of $75,000, $508,000 and $862,000 were credited to paid-in capital in 2003, 2002 and 2001, respectively.  A valuation allowance has been placed on this tax benefit to the extent the amounts are net operating loss carry forwards.

The components of income (loss) before income taxes and the provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,	2003	2002	2001

Income (loss) before income taxes:
U.S.	$(81,718)	$(59,469)	$1,670
Foreign	(24,296)	6,615	25,994
	$(106,014)	$(52,854)	$27,664

Tax provision (benefit):
Federal and State:
Current	$(741)	$(3,233)	$(6,511)
Deferred	(31,274)	(14,895)	6,891
Increase in valuation allowance	31,274	29,616	—
	(741)	11,488	380
Foreign:
Current	2,100	3,229	7,554
Deferred	(5,282)	(3,600)	(465)
Increase in valuation allowance	7,422	—	—
	4,240	(371)	7,089
Total	$3,499	$11,117	$7,469

Individually significant temporary differences include the following (in thousands):

December 31,	2003	2002

Current Deferred Taxes
Accounts receivable reserves	$2,841	$5,926
Inventory reserves	1,765	2,823
Tax loss and credit carry forwards	1,493	3,052
Accrued warranty	2,820	3,271
Accrued expenses	2,032	3,839
Other	1,124	254
Valuation Allowance	(11,362)	(14,049)
Total Current Deferred Taxes	$713	$5,116

Non-Current Deferred Taxes
Tax loss and credit carry forwards	$46,632	$15,156
Accrued warranty	2,231	470
Pension Liability	210	523
Book/tax depreciation differences	9,082	(2,335)
Other	1,308	2,003
Valuation Allowance	(56,950)	(15,567)
Total Non-Current Deferred Taxes	$2,513	$250

Total Deferred Taxes	$3,226	$5,366

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

Year Ended December 31,	2003	2002	2001
Statutory federal income tax rate	(35.0)%	(35.0)%	35.0%
State taxes, net of federal income taxes	0.2	0.2	0.2
Effect of foreign taxes, net	2.3	(7.9)	(3.4)
Research and development tax credit	(0.8)	(2.7)	(4.0)
Foreign sales corporation tax benefit	—	—	(0.6)
Non-deductible goodwill amortization	—	12.4	1.6
Tax exempt interest	(0.2)	(1.1)	(2.7)
Change in valuation allowance	37.5	56.0	—
Other	(0.7)	(0.9)	0.9
Effective tax rate	3.3%	21.0%	27.0%

At December 31, 2003, we had U.S. federal net operating loss carry forwards (NOLs) and U.S. state NOL carry forwards totaling approximately $70.5 million and $115.3 million respectively.  The federal NOL carry forwards begin to expire in the year 2022 whereas the state NOL carry forwards begin to expire between 2007 and 2022, depending on the state. We also had non-U.S. NOLs totaling approximately $32.6 million, most of which have an unlimited carry forward period.  Additionally, we have various U.S. tax credits available aggregating $10.7 million, which expire in the years 2005 through 2023.

SFAS No. 109 requires that the tax benefits described above be recorded as an asset to the extent that management assesses the utilization of such assets to be “more likely than not;” otherwise, a valuation allowance is required to be recorded.  Based on this guidance, we recorded a valuation allowance of $68.3 million against such deferred assets as of December 31, 2003.  The valuation allowance fully reduces U.S. net deferred tax assets to zero.  The valuation allowance also covers foreign net operating loss carry forwards that are not realizable in the near future.  Future levels of taxable income are dependent upon general economic conditions, including but not limited to continued growth of the image projection markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond our control. We believe that the net deferred tax asset of $3.2 million, reflected on the December 31, 2003 consolidated balance sheet, is realizable based on future forecasts of taxable income over a relatively short time horizon.

Under existing tax law, undistributed earnings of our foreign subsidiaries will not be subject to U.S. income tax until distributed as dividends. However, for accounting purposes the company must provide for U.S. income taxes on the earnings of foreign subsidiaries unless the earnings are considered permanently invested outside the U.S. or the earnings will be remitted in a tax-free liquidation.  Since the earnings have been, and are intended to be, reinvested in foreign operations, no provision has been made for any U.S. taxes that may be applicable thereto.  Furthermore, upon repatriation, any taxes paid to the foreign governments on those earnings may be used, in whole or in part, as credits against the U.S. tax on any dividends distributed from such earnings.  At December 31, 2003 there was $275,000 of undistributed foreign earnings.

9.              LEASE OBLIGATIONS:

We lease a 140,000 square foot facility in Wilsonville, Oregon, which is our corporate headquarters.  This lease is non-cancelable and expires in October 2011.  We also lease a 150,000 square foot research and development and logistics facility adjacent to our headquarters under a non-cancelable operating lease, which expires in December 2005. We have the right to terminate the lease as early as December 31, 2004 with nine months notice to the landlord.  During the fourth quarter of 2003, we consolidated our research and development activities into our headquarters building and during the first quarter of 2004 we transitioned our logistics activity to UPS Supply Chain Solutions and expect to provide notice to terminate the lease on December 31, 2004.

We also lease space in Fredrikstad, Norway, Amsterdam, The Netherlands and Hilversum, The Netherlands, under leases expiring on February 1, 2011, September 30, 2007 and September 30, 2008, respectively.  We closed our Hilversum, The Netherlands facility in October 2002.  We recently were successful in subletting a portion of this facility and continue to search for sub lessees for the remainder of this building.

In addition, we have several operating leases for smaller sites in the United States and internationally to support our local sales and support activities. We also lease certain equipment pursuant to operating leases.

Future minimum lease payments, including amounts due for closed facilities for which we have remaining future obligations, and certain leased equipment under non-cancelable operating leases as of December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$7,276
2005	6,585
2006	5,681
2007	4,737
2008	3,709
Thereafter	10,479
Total minimum lease payments	$38,467

Rental expense related to the above leases for the years ended December 31, 2003, 2002 and 2001 was $7.9 million, $7.0 million and $4.7 million, respectively. There were no capital leases at December 31, 2003.

10.       CHINA IMPORTATION INVESTIGATION:

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  In mid-May 2003, Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations.  The Chinese authorities are questioning the classification of projectors upon importation into China.  Since we established operations in China in late 2000, we have imported data projectors.  The distinction between a data projector and a video projector is important because the duty rates on a video projector have been much higher than on a data projector over the last few years.  If the video projector duty rate were to be applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.  In addition, China customs authorities have the authority to assess punitive damages if it is found that there was any intentional wrongdoing by our subsidiary.  We believe, from a technological standpoint, that we took the necessary steps to properly create and import data projectors into China.  The difficulty in this case is two-fold.  First, recent advancements in the digital capabilities of laptops and DVD players have led to a convergence of data and video technologies whereby display products, like computer monitors, data projectors and flat panel displays, may have the capability to display video in certain circumstances.   Second, the creation of a data projector and its distinction from a video projector is technologically intricate and requires an in-depth understanding of both software and electrical engineering. The Chinese authorities have completed their investigation and are currently evaluating our case. They have not given us a specific commitment as to when this process will be complete. We continue to cooperate fully with the Chinese authorities.

During the fourth quarter of 2003, Chinese customs officials agreed to allow us to resume certain business operations in China. Also, in exchange for agreeing to deposit as security 50 million RMB, approximately $6 million, with Shanghai customs, they freed up our bank accounts, thereby allowing us to collect outstanding accounts receivable. In addition, Shanghai customs released a portion of our finished goods and spare parts inventory.  As of December 31, 2003, they held approximately $5.1 million of inventory. In the first quarter of 2004, Shanghai customs released another $0.4 million of inventory.  The release of the remaining inventory and the $6 million deposit is dependent on final case resolution.

11.  SHAREHOLDERS’ EQUITY:

Common Share Purchase Rights

In July 1997, we declared a dividend distribution of one common share purchase right for each outstanding share of our common stock (the “Rights”).  If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of our common shares having a market value at the time of twice the exercise price of $65.  Rights held by the Acquiring Person become void and are not exercisable to purchase shares at the bargain purchase price.  An Acquiring Person is defined as a person who acquires 20 percent or more of our outstanding common shares.  In effect, this would enable a holder of Rights (other than an Acquiring Person) to purchase $130 worth of common stock at half price. Our Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 20 percent or more of the outstanding common stock.

Stock Option Plans

Our 1988 Combination Stock Option Plan, as amended (the “1988 Plan”) expired in December 1998.  Our 1998 Stock Incentive Plan (the “1998 Plan” together with the 1988 Plan, the “Plans”) was approved by the Shareholders in April 1998.  The 1998 Plan provides for the issuance of incentive stock options to our employees and restricted stock and non-statutory stock options to our employees, officers, directors and consultants.  Under the Plans, the exercise price of all stock options cannot be less than the fair market value of our common stock at the date of grant.  Options granted generally vest over a four-year period and expire ten years from the date of grant.  Options canceled under the 1988 Plan are not added back to the pool of shares available for grant.

We also have stock options outstanding under stock option plans assumed in connection with our Proxima ASA business combination.  All options under these plans were granted at fair market value, vest over two to three year periods and expire two to five years from the date of grant.   Pursuant to the business combination agreement with Proxima, all terms and conditions of the Proxima options remain unchanged with the exception of the adjustment of the exercise price and number of options to conform to the share exchange ratio as agreed in the business combination agreement.

At December 31, 2003, we had 6,820,919 shares of common stock reserved for issuance under the above plans.

Activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2000	2,809	3,349	$18.36
Restricted shares granted	(12)	—	—
Restricted shares canceled	16	—	—
Options granted	(1,355)	1,355	19.73
Options canceled	656	(810)	22.86
Options exercised	—	(394)	9.52
Balances, December 31, 2001	2,114	3,500	18.77
Restricted shares granted	(1)	—	—
Options granted	(1,668)	1,711	16.03
Options canceled	402	(442)	21.57
Options exercised	—	(181)	11.11
Balances, December 31, 2002	847	4,588	17.63
Additional shares reserved	1,950	—	—
Restricted shares granted	(73)	—	—
Restricted shares canceled	14	—	—
Options granted	(2,054)	2,054	5.98
Options canceled	1,148	(1,531)	18.90
Options exercised	—	(122)	4.48
Balances, December 31, 2003	1,832	4,989	$12.59

Our Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) provided for the issuance of stock options covering a total of 400,000 shares of our common stock to members of our board of directors who were not employees at any time during the preceding year (“Eligible Directors”).  The Directors’ Plan expired August 22, 2002 and, therefore, no options will be granted under this plan in the future.  All Eligible Director options vest six months after the date of grant.  At December 31, 2003 we had reserved 221,986 shares of common stock for issuance under the Directors’ Plan.  Activity under the Directors’ Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2000	74	231	$16.66
Options granted	(50)	50	19.71
Options canceled	—	—	—
Options exercised	—	(10)	10.00
Balances, December 31, 2001	24	271	17.47
Options granted	(24)	24	12.88
Options canceled	—	—	—
Options exercised	—	—	—
Balances, December 31, 2002	—	295	17.09
Options canceled	—	(73)	20.81
Options exercised	—	—	—
Balances, December 31, 2003	—	222	$15.87

Information about stock options outstanding at December 31, 2003 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/03	Weighted Average Exercise Price
$4.26 - $4.79	514,082	7.11	$3.92	289,195	$4.42
$4.83 - $5.43	106,447	6.55	$5.03	30,424	$5.02
$ 5.44	1,035,750	4.40	$5.44	—	—
$5.49 - $8.25	567,069	5.37	$6.96	294,160	$7.29
$8.43 - $11.74	805,050	6.59	$10.45	209,234	$10.63
$11.75 - $16.12	613,649	5.88	$14.61	433,163	$14.60
$16.16 - $18.51	535,974	6.70	$17.80	250,140	$17.38
$18.56 - $22.02	622,251	7.56	$21.23	328,205	$20.91
$22.06 - $53.06	410,570	6.44	$33.07	317,315	$33.16
$54.50	100	6.76	$54.50	75	$54.50
$4.26 - $54.50	5,210,942	6.05	$12.43	2,151,911	$15.73

At December 31, 2002 and 2001, 2.3 million and 1.6 million options, respectively, were exercisable at weighted average exercise prices of $16.72 per share and $15.16 per share, respectively.

12.       GEOGRAPHIC INFORMATION:

Geographic revenue information is as follows (in thousands):

Year Ended December 31,	2003	2002	2001
United States	$321,132	$353,248	$425,130
Europe	177,576	193,502	205,614
Asia Pacific	79,025	72,396	87,306
Other	26,757	33,952	42,503
	$604,490	$653,098	$760,553

Long-lived assets by geographic region are as follows (in thousands):

December 31,	2003	2002
United States	$15,335	$40,921
Europe	3,281	9,443
Asia Pacific	752	1,370
	$19,368	$51,734

13.  LEGAL CLAIMS AND OTHER CONTINGENCIES:

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business.  When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements.  While the ultimate results of these matters cannot presently be determined, management does not expect that they will have a material adverse effect on our results of operations or financial position.  Therefore, no adjustments have been made to the accompanying financial statements relative to these matters.

See Note 14. Subsequent Event – Legal Claim.

14.  SUBSEQUENT EVENT – LEGAL CLAIM:

In January 2004, 3M filed a lawsuit, claiming that our light engine technology violated one of their patents.  We are evaluating the complaint and are in discussions with 3M in an effort to resolve this matter without litigation.  We believe we have meritorious defenses to all the claims made in the lawsuit, and therefore are not estimating any future liability related to this matter. It is not possible to reasonably estimate any liability that may arise from this matter at this time.

Independent Auditors’ Report on Consolidated Financial Statement Schedule

To the Board of Directors and Shareholders of

InFocus Corporation:

Under date of January 28, 2004, we reported on the consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003, which is included in this Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2003 and 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

Our report refers to our audit of the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142), as more fully described in Note 1 to the consolidated financial statements.  However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements other than with respect to such disclosures.

/s/KPMG LLP

Portland, Oregon

January 28, 2004

SCHEDULE II

InFocus Corporation
Valuation and Qualifying Accounts
Year Ended December 31, 2003, 2002 and 2001

(In thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts - Describe	Deductions - Describe (a)	Balance at End of Period

Year Ended December 31, 2001:

Allowance for uncollectible accounts and sales allowances	$18,599	$47,411	$—	$(53,741)	$12,269

Year Ended December 31, 2002:

Allowance for uncollectible accounts and sales allowances	$12,269	$55,804	$—	$(51,618)	$16,455

Year Ended December 31, 2003:

Allowance for uncollectible accounts and sales allowances	$16,455	$21,922	$—	$(26,581)	$11,796

(a) Charges to the accounts included in this column are for the purposes for which the reserves were created.