Form 10-Q
period 2004-03-31
INFOCUS CORP
filed 2004-05-10
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒     No      ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	39,584,968
(Class)	(Outstanding at April 30, 2004)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$84,506	$79,627
Marketable securities	50,158	44,786
Restricted cash	16,216	15,000
Accounts receivable, net of allowances of $10,393 and $11,796	99,639	116,138
Inventories	85,326	62,255
Income taxes receivable	370	434
Deferred income taxes	873	713
Outsourced manufacturer receivables	438	3,947
Other current assets	15,941	16,495
Total Current Assets	353,467	339,395

Marketable securities	7,802	4,822
Property and equipment, net of accumulated depreciation of $43,144 and $42,156	18,404	15,890
Deferred income taxes	2,590	2,513
Other assets, net	5,202	3,478
Total Assets	$387,465	$366,098

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$103,107	$85,869
Payroll and related benefits payable	4,331	6,519
Marketing incentives payable	8,425	7,647
Accrued warranty	10,513	10,663
Other current liabilities	14,458	13,844
Total Current Liabilities	140,834	124,542

Other Long-Term Liabilities	3,309	3,677

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,573,540 and 39,520,009	89,228	88,787
Additional paid-in capital	75,835	75,835
Accumulated other comprehensive income:
Cumulative currency translation adjustment	25,389	28,608
Unrealized gain on equity securities	21,022	8,352
Retained earnings	31,848	36,297
Total Shareholders’ Equity	243,322	237,879
Total Liabilities and Shareholders’ Equity	$387,465	$366,098

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATTIONS
(In thousands, except share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003

Revenues	$145,449	$145,115
Cost of revenues	120,457	121,056
Gross margin	24,992	24,059

Operating expenses:
Marketing and sales	17,801	18,635
Research and development	7,201	9,070
General and administrative	5,491	8,472
Restructuring costs	450	—
	30,943	36,177

Loss from operations	(5,951)	(12,118)

Other income (expense):
Interest expense	(1)	(17)
Interest income	439	342
Other, net	1,314	374
	1,752	699
Loss before income taxes	(4,199)	(11,419)
Provision for income taxes	250	1,045
Net loss	$(4,449)	$(12,464)

Basic and diluted net loss per share	$(0.11)	$(0.32)

Shares used in basic and diluted per share calculations	39,550	39,348

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, except share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net loss	$(4,449)	$(12,464)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,674	5,453
Deferred income taxes	(306)	81
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	5
Other non-cash income	(725)	(133)
Increase (decrease) in:
Restricted cash	(1,216)	—
Accounts receivable, net	14,820	19,491
Inventories, net	(24,244)	(9,346)
Income taxes receivable, net	50	1,498
Outsourced manufacturer receivables	3,509	(2,134)
Other current assets	346	1,106
(Increase) decrease in:
Accounts payable	18,908	(19,272)
Payroll and related benefits payable	(2,088)	(1,491)
Marketing incentives payable, accrued warranty and other current liabilities	1,640	(3,289)
Other long-term liabilities	(286)	(310)
Net cash provided by (used in) operating activities	8,633	(20,805)

Cash flows from investing activities:
Purchase of marketable securities	(14,884)	(5,230)
Maturities of marketable securities	18,930	1,480
Proceeds on sale of marketable securities	271	—
Payments for purchase of property and equipment	(5,200)	(2,716)
Proceeds from sale of property and equipment	—	125
Other assets, net	(1,473)	(129)
Net cash used in investing activities	(2,356)	(6,470)

Cash flows from financing activities:
Proceeds from sale of common stock	292	60
Net cash provided by financing activities	292	60

Effect of exchange rate on cash	(1,690)	1,033

Increase (decrease) in cash and cash equivalents	4,879	(26,182)

Cash and cash equivalents:
Beginning of period	79,627	104,230
End of period	$84,506	$78,048

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003 is derived from our 2003 Annual Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K.  The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method.  Following is a detail of our inventory (in thousands):

	March 31, 2004	December 31, 2003
Raw materials and components	$11,024	$10,027
Work-in-process	5,313	2,669
Finished goods	68,989	49,559
Total, net	$85,326	$62,255

Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.

Note 3.  Earnings Per Share

Since we were in a loss position for both periods presented, there was no difference between the number of shares used to calculate basic and diluted loss per share for either period. Potentially dilutive securities that are not included in the diluted loss per share calculations because they would be antidilutive include the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Stock options	5,167	4,987

Note 4.  Comprehensive Gain (Loss)

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are reflected in shareholders’ equity instead of net loss.  The following table sets forth the calculation of comprehensive gain (loss) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Net loss	$(4,449)	$(12,464)
Foreign currency translation gain (loss)	(3,219)	3,852
Net unrealized gain (loss) on equity securities	12,670	(431)
Total comprehensive gain (loss)	$5,002	$(9,043)

The increase in the net unrealized gain on equity securities of $12.7 million during the first quarter of 2004 primarily relates to the increase in value of our investment in Phoenix Electric Co., a Japanese lamp manufacturing company.  The total unrealized gain on equity securities of $21.0 million as of March 31, 2004 also primarily relates to this investment.

Note 5.  Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2004	2003
Net loss, as reported	$(4,449)	$(12,464)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(1,658)	(2,420)
Net loss, pro forma	$(6,107)	$(14,884)
Basic and diluted net loss per share:
As reported	$(0.11)	$(0.32)
Pro forma	$(0.15)	$(0.38)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2004	2003
Risk-free interest rate	2.86%	3.00%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	2.8	4.2
Expected volatility	81.1%	81.6%

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products, and regions, the warranty period can be longer or shorter than two years.  We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit. Costs include labor to repair the product, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each product category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar products. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.5 million at both March 31, 2004 and December 31, 2003, and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at March 31, 2004 and December 31, 2003 totaled $13.8 million and $14.0 million, respectively, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.  The long-term portion of the warranty accrual was $3.3 million at both March 31, 2004 and December 31, 2003.

The following is a reconciliation of the changes in the aggregate warranty liability for the three-month periods ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Warranty accrual, beginning of period	$13,965	$7,886
Reductions for warranty payments made	(5,070)	(4,346)
Warranties issued	4,882	1,791
Adjustments and changes in estimates	(10)	2,509
Warranty accrual, end of period	$13,767	$7,840

Note 7. Letter of Credit

At March 31, 2004, we had one outstanding letter of credit totaling $15.0 million, which expires August 2, 2004. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $15.0 million of cash and marketable securities, and, as such, is reported as restricted cash on the consolidated balance sheet.

Note 8. Restructuring

At March 31, 2004, we had $3.7 million of restructuring costs accrued on our consolidated balance sheet as other current liabilities.  We expect the majority of these costs to be paid within the next 3 quarters. The following table displays a roll-forward of the restructuring accruals (in thousands):

	Accrual at December 31, 2003	2004 Net Charges	2004 Amounts Paid	Accrual at March 31, 2004
Severance and related	$3,638	$—	$1,502	$2,136
Lease loss	1,702	450	671	1,481
Other	195	—	130	65
	$5,535	$450	$2,303	$3,682

Note 9. China Importation Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  We continue to work closely with the Chinese customs officials.  There was no material change in the situation in the first quarter of 2004.  As of March 31, 2004, Chinese customs officials continued to hold approximately $6.0 million of our cash and $4.6 million of our inventory.  The release of the remaining inventory and the cash is dependent on final case resolution.  For a more complete description of this investigation, see Item 3. in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

Note 10. 3M Lawsuit

In January 2004, 3M filed a lawsuit in United States District Court in Minnesota, claiming that our light engine technology violated one of their patents.  On April 22, 2004, 3M formally served InFocus with the lawsuit.  We have reviewed the complaint and the relevant patent and believe we have meritorious defenses to the claims made in the lawsuit.

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

We also provide light engines for large rear screen projection televisions to certain television manufacturers, most notably Thomson RCA.  By leveraging our investments in front projection technology and existing DLP technology, we are providing a new technology alternative for rear screen projection television manufacturers that reduces the size and weight of the television while improving its price performance.

In addition, we see a growing opportunity in the market for thin displays above 30 inches in diagonal for professional and consumer use.  This market is expected to grow rapidly over the next several years and is projected to surpass the size of the front projection market in 2005. In 2003, we announced the first product in what we expect to be a family of thin display products.  The TD30, our 30-inch active matrix LCD thin display product, provides a complementary offering to our front projection products and allows our channel partners the opportunity to provide both products to their customers.  Over the course of the next year, we expect to offer a family of thin display products with larger display sizes for both the consumer and commercial markets.

As we extend our offerings to larger format thin displays, these products will incorporate the new InFocus Light Engine that integrates proprietary, patent-pending engine and screen technology with a micro-display device currently using Texas Instruments DLP™ technology. We plan to begin shipping, in the second half of 2004 in time for the holiday buying season, our 61-inch display product for the home that is under seven inches thin and light enough to hang on a wall.  We believe our large format thin profile micro displays should be a competitive price-performance alternative to other forms of large-area displays above 50 inches in diagonal.  The design of the new InFocus Light Engine and screen display system provides “device independence” allowing us to incorporate various device level technologies as the price/performance of current and emerging micro-display technologies continues to improve.   We also expect to be able to scale the diagonal size of the display from 50 inches to 70 inches without adding much incremental cost or depth to the display itself.  We expect to offer the InFocus Light Engine to third parties, including Thomson RCA, as they extend their rear screen projection television products to take advantage of the new thin profile made possible by our innovative new InFocus Light Engine.

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

Reliance on suppliers, contract manufacturers, and outsourced logistics providers

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

We also purchase other single or limited-source components for which we have no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect our results of operations. During the first quarter of 2004, we were impacted by an industry wide shortage of lamps that caused a constraint on timely availability of finished products and a shortfall in revenues.   We have worked hard to improve the availability of lamps to meet our needs for both rear and front projection for the remainder of the year, but there is no guarantee that we will secure all the supply we need to meet demand for our products.

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

We have also outsourced all of the manufacturing of our projectors to Flextronics in Malaysia and Funai Electric Company in China. The risks mentioned above related to reliance on suppliers also impacts our contract manufacturers.  In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations. Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

In addition, during the first quarter of 2004 we outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions (UPS) in Louisville, Kentucky.  We are reliant on UPS to effectively and accurately manage our inventory, service repair and logistics functions.  Reliance on

UPS requires training of UPS employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting.  Failure of UPS to deliver in any one of these areas could have an adverse effect on our results of operations.

China importation investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  This investigation continues and has negatively affected our revenues and gross margins since that time and is expected to negatively affect our revenues and margins until it is resolved.  For a more complete description of this investigation, see Item 3. in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

General economic and industry conditions

The worldwide economy appears to be settling into a pattern of modest growth buoyed by expected improvements in business spending over the course of 2004.  However, ongoing terrorist activities and fighting in Iraq coupled with stressed oil prices provide a backdrop of uncertainty to the global picture as we look towards the remainder of 2004.  Continued strength in the U.S., China and Japan are being tempered somewhat by a more sluggish recovery in Europe. However, along with an expanding business cycle comes the expected worry about the prospect of increased interest rates and rising inflation, which has been fueled recently by increasing oil prices. These factors, coupled with a growing Federal deficit and an upcoming presidential election, are creating a possible restraint to U.S. growth.

Deterioration in any number of global geopolitical or economic issues could change overall industry dynamics and demand for products like ours and negatively impact our results of operations.

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

Potential fluctuations in quarterly results

Our customers generally order products for immediate delivery and, therefore, contract manufacturing activities are scheduled according to a monthly sales and production forecast rather than on the receipt of product orders. From time to time in the past, we have experienced significant variations between actual orders and our forecasts. If anticipated sales and shipments in any quarter do not occur when expected, expenditures and inventory levels could be disproportionately high and our operating results for that quarter, and potentially for future quarters, would be adversely affected. In addition, certain of our products have lower gross margins, and a shift of product mix toward lower gross margin products could adversely affect our results of operations.

International activities

Sales outside the United States accounted for approximately 43% of our revenues in the first quarter of 2004 and 47% of our revenues in all of 2003. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws and foreign currency exchange rates.

Overview

The first quarter of any given year is a challenging quarter for InFocus due to typical industry seasonality and increased competitiveness as our major Japanese competitors finish their fiscal year at the end of March.  For us, the first quarter had the additional challenge of component supply constraints, primarily for lamps, and the transition of our U.S. logistics and service operations to UPS.  As we entered the quarter, we anticipated that exploding demand for micro display rear projection televisions and digital cameras may cause supply constraints on certain key components such as lamps, lenses, screens and display devices.  While we aggressively worked to resolve the supply constraint issues we faced during the quarter, in the final analysis, too much of our product was in transit or arrived too late to achieve our revenue goals for the quarter. We continue to monitor the supply situation closely and have made progress over the last couple of months to improve component availability for the remainder of the year.

On a positive note, the pricing environment in the industry was more stable during the quarter as our overall average selling prices (ASPs) during the first quarter were on par with the fourth quarter compared to a decline of 4% in the fourth quarter of 2003 and a double-digit decline in the first quarter of 2003.  Flat ASPs and a refreshed product lineup contributed to achieving our goal of realizing 16% to 18% gross margin during the first half of 2004.  This marks the third quarter in a row of improving gross margins.

The global economy appears to be settling into a pattern of modest growth buoyed by expected improvements in business spending over the course of 2004.  Economic strength in the U.S., China and Japan is being tempered by a more sluggish recovery in Europe.  Improving corporate profitability in the U.S. is spurring additional capital investment, including information technology spending that is important to our industry.  The U.S. dollar remains at lows against both the Yen and the Euro creating opportunities for U.S. companies to improve margins and gain share in foreign markets.

We have improved gross margins, reduced operating expenses, and lowered our operating losses in each of the last three quarters and believe we are poised to return to profitability in the second quarter of 2004.

Results of Operations

	Three Months Ended March 31, (1)				Three Months Ended December 31, (1)
	2004		2003		2003
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$145,449	100.0%	$145,115	100.0%	$185,732	100.0%
Cost of revenues	120,457	82.8	121,056	83.4	163,071	87.8
Gross margin	24,992	17.2	24,059	16.6	22,661	12.2

Operating expenses:
Marketing and sales	17,801	12.2	18,635	12.8	17,818	9.6
Research and development	7,201	5.0	9,070	6.3	8,006	4.3
General and administrative	5,491	3.8	8,472	5.8	5,326	2.9
Restructuring costs	450	0.3	—	—	2,950	1.6
	30,943	21.3	36,177	24.9	34,100	18.4
Loss from operations	(5,951)	(4.1)	(12,118)	(8.4)	(11,439)	(6.2)
Other income (expense):
Interest expense	(1)	—	(17)	—	(5)	—
Interest income	439	0.3	342	0.2	471	0.3
Other, net	1,314	0.9	374	0.3	(150)	(0.1)
Loss before income taxes	(4,199)	(2.9)	(11,419)	(7.9)	(11,123)	(6.0)
Provision (benefit) for income taxes	250	0.2	1,045	0.7	(100)	(0.1)
Net loss	$(4,449)	(3.1)%	$(12,464)	(8.6)%	$(11,023)	(5.9)%

(1) Percentages may not add due to rounding.

Revenues

Revenues were flat in the three months ended March 31, 2004 (the “first quarter of 2004”) compared to the three months ended March 31, 2003 (the “first quarter of 2003”).  Projector unit shipments increased 13%, but projector revenues declined due to a 20% decrease in average selling prices (“ASPs”) in the same period.  Growth in revenues related to rear screen projection television engines offset the reduction in projector revenues.

Revenues were down 22% in the first quarter of 2004 compared to the fourth quarter of 2003, primarily a result of unit shipments being down 29%, due in part to the 16,000 unit Malaysian tender in the fourth quarter of 2003 and typical seasonality.

Unit shipments were constrained during the first quarter of 2004 due to a limited supply of key components, primarily lamps.  These supply constraints resulted in a significant portion of our revenues being generated in the third month of the quarter.  We continue to monitor the supply situation closely and have made progress over the last couple of months to improve component availability for the second quarter and remainder of 2004.

While ASPs have declined significantly since the first quarter of 2003, the ASPs achieved in the first quarter of 2004 were on par with the ASPs achieved in the fourth quarter of 2003, due primarily to our new product line-up and a shortage of products throughout the industry as a result of the supply constraints.  The weak dollar in relation to foreign currencies has also helped to stabilize the ASPs as foreign imports become more expensive for U.S. consumers.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended March 31,				Three Months Ended
	2004		2003		December 31, 2003
United States	$82,982	57.1%	$73,968	51.0%	$92,240	49.7%
Europe	43,487	29.9%	48,606	33.5%	50,193	27.0%
Asia	12,532	8.6%	16,225	11.2%	34,886	18.8%
Other	6,448	4.4%	6,316	4.3%	8,413	4.5%
	$145,449		$145,115		$185,732

U.S. revenues are up 12% compared to the first quarter of 2003 reflecting improvements in the economy and the growth of our rear projection television engine revenues.

European revenues are down 11% compared to the first quarter of 2003 and continue to be negatively affected by a weak economy in certain geographies within Europe.

Asian revenues are down 23% compared to the first quarter of 2003, primarily a result of the customs investigation in China that has prevented us from doing normal business in that market since May 2003.

Backlog

At March 31, 2004, we had backlog of approximately $22.8 million, compared to approximately $33.0 million at December 31, 2003. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2004. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 17.2% in the first quarter of 2004, compared to 16.6% gross margins in the first quarter of 2003.  Although first quarter 2004 gross margins were only up slightly from the first quarter of 2003, they represented an increase of 5% from gross margins of 12.2% realized in the fourth quarter of 2003. The increase in gross margins in the first quarter of 2004 is due to the following:

•                  a new product line-up in the first quarter of 2004, which has a greater price/performance value for our customers;

•                  lower infrastructure costs associated with the company’s restructured business model;

•                  lower warranty costs;

•                  lower depreciation expense in the first quarter of 2004 compared to the first quarter of 2003, primarily due to the long-lived asset impairment charge we took in the third quarter of 2003; and

•                  $1.4 million of inventory write-downs in the first quarter of 2004 compared to $2.0 million in the first quarter of 2003 and $2.9 million in the fourth quarter of 2003.

We achieved our target gross margins of between 16% and 18% during the first quarter of 2004 and expect them to remain in that range through the remainder of 2004.  Where we end up within that range in any particular quarter will depend primarily on product mix and the competitive pricing environment during that particular quarter. For example, an improving supply picture could lead to increased competitive pricing pressure in a given quarter or we could see growth in the value-priced SVGA segment of the market, either of which could move us to the lower end of the range.

Marketing and Sales Expense

Marketing and sales expense decreased $0.8 million, or 4.5%, in the first quarter of 2004 compared to the first quarter of 2003 primarily due to efficiencies related to our restructuring actions taken during 2003 and lower depreciation expense due to the long-lived asset impairment charge taken in the third quarter of 2003.    These decreases were partially offset by increases in allocation of shared service expenses to marketing and sales expense.  Our cost structure in 2004 no longer has in-house manufacturing or logistics and therefore increases the amounts of shared service expenses allocated to operating expenses versus cost of goods sold.  We expect marketing and sales expense to increase slightly over the remainder of 2004 as we invest in revenue generation initiatives.

Research and Development Expense

Research and Development expense decreased $1.9 million, or 20.6%, in the first quarter of 2004 compared to the first quarter of 2003 primarily related to the increase in our co-development efforts with our manufacturing partners, lower prototype expenses, and lower depreciation expense due to the long lived asset impairment charge taken in the third quarter of 2003.  In addition, in the first quarter of 2004 we recognized a $0.6 million reduction in expense related to repayment of non-recurring engineering expenses by one of our customers upon contract termination.  These decreases were partially offset by increases in allocation of shared service expenses to research and development expense.  In 2004, our research and development efforts will continue to be focused on development of new and improved products, including ultra-thin large displays for the home and commercial use, front projector products for all segments of the market and our rear-screen projection television business with Thomson RCA.

General and Administrative Expense

General and administrative expense decreased $3.0 million, or 35.2%, in the first quarter of 2004 compared to the first quarter of 2003.  The decrease is primarily due to a decrease in depreciation expense due to the long-lived asset impairment charge we took in the third quarter of 2003, efficiencies gained as a result of our restructuring activities during 2003, and a $2.0 million decrease in bad debt expense.  These decreases were partially offset by increases in legal costs due to our Chinese customs investigation and 3M’s patent infringement lawsuit, as well as increases in allocated shared service expenses to general and administrative expense.

Restructuring

Restructuring charges of $0.5 million in the first quarter of 2004 were primarily for costs related to our facilities consolidation at our Wilsonville, Oregon headquarters.  We do not expect to incur an additional restructuring charge in the second quarter of 2004 due to reductions in the estimated costs associated with these activities.

At March 31, 2004, we have a remaining accrual for all of our past restructuring activities of $3.7 million.  See further detail in Note 8 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income increased to $0.4 million in the first quarter of 2004 compared to $0.3 million in the first quarter of 2003 due to higher cash and marketable securities balances during the first quarter of 2004 compared to the first quarter of 2003.

Other income increased to $1.3 million in the first quarter of 2004 compared to $0.4 million in the first quarter of 2003.  The increase is primarily due to $0.7 million of income related to profitability of Motif, our 50/50 joint venture with Motorola, and a $0.3 million gain related to the sale of equity securities.  Other income of $0.4 in the first quarter of 2003 primarily includes foreign currency transaction gains.

Income Taxes

Income tax expense of $0.3 million and $1.0 million in the first quarter of 2004 and 2003, respectively, relates to income tax expense on profits in certain foreign tax jurisdictions in those periods.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash were $158.7 million at March 31, 2004.  At March 31, 2004, we had working capital of $212.6 million, which included $84.5 million of unrestricted cash and cash equivalents, $50.2 million of short-term marketable securities, and $10.6 million of assets held in China.  Our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, and various other investments are included as part of our short-term marketable securities balance.  The total market value of these investments increased by $12.7 million during the first quarter of 2004 and is recorded as an unrealized gain directly in shareholders’ equity.  The total unrealized appreciation of these investments totaled $21.0 million as of March 31, 2004.  The current ratio at March 31, 2004 and December 31, 2003 was 2.5 to 1 and 2.7 to 1, respectively.

We anticipate that our current cash and marketable securities, along with cash we anticipate to generate from operations, will be sufficient to fund our operating and capital requirements for at least the next 12 months.

At March 31, 2004, we had one outstanding letter of credit totaling $15.0 million, which expires August 2, 2004. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $15.0 million of cash and marketable securities, and, as such, is reported as restricted cash on the consolidated balance sheet. The remainder of the restricted cash, totaling $1.2 million, relates to value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $16.5 million to $99.6 million at March 31, 2004 compared to $116.1 million at December 31, 2003.  The decrease was primarily due to lower revenues in the first quarter of 2004 compared to the fourth quarter of 2003. The decrease in revenues is partially offset by an increase in days sales outstanding.  Days sales outstanding increased to 62 days at March 31, 2004 compared to 56 days at December 31, 2003 due primarily to a larger than typical portion of revenues being generated during the third month of the quarter as a result of the component supply constraints we experienced during the first quarter of 2004.

Inventories increased $23.1 million to $85.3 million at March 31, 2004 compared to $62.3 million at December 31, 2003.  See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. Inventory being held by the Chinese authorities in connection with their investigation totaled $4.6 million and $5.1 million as of March 31, 2004 and December 31, 2003, respectively. The release of the remaining inventory is dependent on case resolution. The increase in inventory during the first quarter of 2004 is primarily due to an increase in finished goods, a large portion of which was in transit at March 31, 2004 from our contract manufacturers as a result of the supply constraints we experienced during the quarter.  At March 31, 2004, we had approximately four weeks of inventory in the channel compared to approximately three weeks at December 31, 2003, primarily a result of product becoming available for shipment late in the quarter. Annualized inventory turns were approximately six times for the quarter ended March 31, 2004, four times for the quarter ended March 31, 2003 and eight times for the quarter ended December 31, 2003.

Other current assets decreased $0.6 million to $15.9 million at March 31, 2004 compared to $16.5 million at December 31, 2003.  The decrease is mainly due to collections of value added tax receivables in Europe.  Other current assets at both March 31, 2004 and December 31, 2003 include our $6.0 million deposit with the Chinese authorities in connection with their investigation of our import duties.

Expenditures for property and equipment, totaling $4.9 million in the first quarter of 2004, were primarily for product tooling, information technology upgrades and furniture. Of the $4.9 million, $2.1 million was used to buy certain furniture and equipment that had previously been under operating leases. Total expenditures for property and equipment are expected to be between $10 and $12 million in 2004, primarily for product tooling and routine information technology upgrades.

Other assets increased $1.7 million to $5.2 million at March 31, 2004 compared to $3.5 million at December 31, 2003.  Included in other assets are net patents and trademarks, goodwill, deposits, venture capital investments and the investment in our joint venture Motif.

Accounts payable increased $17.2 million to $103.1 million at March 31, 2004 compared to $85.9 million at December 31, 2003, primarily due to increased payables to key suppliers related to increased inventory of $23.1 million.

Payroll and related benefits payable decreased $2.2 million to $4.3 million at March 31, 2004 compared to $6.5 million at December 31, 2003, primarily due to fewer number of days accrued at March 31, 2004 as compared to December 31, 2003.  In addition, beginning in 2004, we have adopted a use it or lose it vacation policy in the U.S. and no longer accrue vacation earned but not used on our consolidated balance sheet.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2003, which was filed with the Securities and Exchange Commission on March 10, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

Item 4.  Controls and Procedures

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

Internal Control Over Financial Reporting

As part of our ongoing efforts to streamline our operations, we outsourced our U.S. logistics and factory repair activities during the first quarter of 2004 to UPS Supply Chain Solutions in Louisville, Kentucky.  This change resulted in the redesign of certain business processes and financial controls including the design of an electronic systems interface between the two companies in order to properly record the receipt, shipment, repair and movement of inventory.  Other than mentioned above, there has been no change in our internal controls over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  We continue to work closely with the Chinese customs officials.  There was no material change in the situation in the first quarter of 2004.  As of March 31, 2004, Chinese customs officials continued to hold approximately $6.0 million of our cash and $4.6 million of our inventory.  The release of the remaining inventory and the cash is dependent on final case resolution. For a more complete description of this investigation, see Item 3. in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

3M

In January 2004, 3M filed a lawsuit in United States District Court in Minnesota, claiming that our light engine technology violated one of their patents.  On April 22, 2004, 3M formally served InFocus with the lawsuit.  We have reviewed the complaint and the relevant patent and believe we have meritorious defenses to the claims made in the lawsuit.

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

31.1         Certification of John V. Harker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Michael D. Yonker pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of John V. Harker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of Michael D. Yonker pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended March 31, 2004 as follows:

•                  Dated and filed January 29, 2004, pursuant to Items 7, 9 and 12 of Form 8-K, regarding the announcement of financial results for the quarter and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	INFOCUS CORPORATION

	By:	/s/John V. Harker
John V. Harker
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Michael D. Yonker
Michael D. Yonker
Executive Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer)