Form 10-Q
period 2004-06-30
INFOCUS CORP
filed 2004-08-09
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,600,217
(Class)	(Outstanding at July 30, 2004)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$57,000	$79,627
Marketable securities	58,938	44,786
Restricted cash	18,707	15,000
Accounts receivable, net of allowances of $7,685 and $11,796	108,746	116,138
Inventories	107,975	62,255
Income taxes receivable	329	434
Deferred income taxes	873	713
Outsourced manufacturer receivables	478	3,947
Other current assets	12,747	16,495
Total Current Assets	365,793	339,395

Marketable securities	4,259	4,822
Property and equipment, net of accumulated depreciation of $44,608 and $42,156	17,972	15,890
Deferred income taxes	2,556	2,513
Other assets, net	6,044	3,478
Total Assets	$396,624	$366,098

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$99,087	$85,869
Payroll and related benefits payable	4,550	6,519
Marketing incentives payable	8,823	7,647
Accrued warranty	10,513	10,663
Other current liabilities	9,795	13,844
Total Current Liabilities	132,768	124,542

Other Long-Term Liabilities	3,430	3,677

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,599,003 and 39,520,009	89,407	88,787
Additional paid-in capital	75,835	75,835
Accumulated other comprehensive income:
Cumulative currency translation adjustment	24,301	28,608
Unrealized gain on equity securities	38,609	8,352
Retained earnings	32,274	36,297
Total Shareholders’ Equity	260,426	237,879
Total Liabilities and Shareholders’ Equity	$396,624	$366,098

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues	$162,229	$134,333	$307,678	$279,448
Cost of revenues	132,820	134,226	253,277	255,282
Gross margin	29,409	107	54,401	24,166

Operating expenses:
Marketing and sales	17,077	19,194	34,878	37,829
Research and development	7,320	8,392	14,521	17,462
General and administrative	5,383	6,947	10,874	15,419
Restructuring costs	—	3,700	450	3,700
	29,780	38,233	60,723	74,410

Loss from operations	(371)	(38,126)	(6,322)	(50,244)

Other income (expense):
Interest expense	—	(93)	(1)	(110)
Interest income	390	427	829	769
Other, net	7	(206)	1,321	168
	397	128	2,149	827
Income (loss) before income taxes	26	(37,998)	(4,173)	(49,417)
Provision (benefit) for income taxes	(400)	2,153	(150)	3,198
Net income (loss)	$426	$(40,151)	$(4,023)	$(52,615)

Basic net income (loss) per share	$0.01	$(1.02)	$(0.10)	$(1.34)

Diluted net income (loss) per share	$0.01	$(1.02)	$(0.10)	$(1.34)

Shares used in per share calculations:
Basic	39,591	39,396	39,570	39,364
Diluted	40,365	39,396	39,570	39,364

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(4,023)	$(52,615)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	4,698	10,522
Deferred income taxes	(275)	2,865
Other non-cash income	(775)	(92)
(Increase) decrease in:
Restricted cash	(3,707)	(17,944)
Accounts receivable, net	5,025	40,618
Inventories, net	(47,781)	5,122
Income taxes receivable	87	254
Oustourced manufacturer receivables	3,469	7,148
Other current assets	3,551	8,396
Increase (decrease) in:
Accounts payable	15,235	(36,652)
Payroll and related benefits payable	(1,883)	(1,629)
Marketing incentives payable, accrued warranty and other current liabilities	(2,877)	(41)
Other long-term liabilities	(218)	126
Net cash used in operating activities	(29,474)	(33,922)

Cash flows from investing activities:
Purchase of marketable securities	(18,678)	(7,224)
Maturities of marketable securities	34,680	5,617
Proceeds on sale of marketable securities	666	—
Payments for purchase of property and equipment	(6,611)	(5,116)
Payments for investments in patents and trademarks	(502)	(233)
Proceeds from sale of property and equipment	—	125
Dividend payments received from joint venture	725	—
Other assets, net	(2,603)	796
Net cash provided by (used in) investing activities	7,677	(6,035)

Cash flows from financing activities:
Proceeds from sale of common stock	414	168
Net cash provided by financing activities	414	168

Effect of exchange rate on cash	(1,244)	2,598
Decrease in cash and cash equivalents	(22,627)	(37,191)

Cash and cash equivalents:
Beginning of period	79,627	104,230
End of period	$57,000	$67,039

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

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method.  Following is a detail of our inventory (in thousands):

	June 30, 2004	December 31, 2003
Raw materials and components	$8,589	$10,027
Work-in-process	8,444	2,669
Finished goods	90,942	49,559
Total, net	$107,975	$62,255

Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.

Note 3. Earnings Per Share

Since we were in a loss position for the three month period ended June 30, 2003 and the six month periods ended June 30, 2004 and 2003, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. A reconciliation of the shares used for the basic and fully diluted calculation for the three month period ended June 30, 2004 is as follows (in thousands):

Shares used for basic calculation	39,591
Common stock equivalents:
Stock options	774
Shares used for diluted calculation	40,365

Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options	3,018	5,916	5,138	5,916

Note 4.  Comprehensive Gain (Loss)

Comprehensive gain (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable securities available for sale that are recorded directly to shareholders’ equity.  The following table sets forth the calculation of comprehensive gain (loss) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$426	$(40,151)	$(4,023)	$(52,615)
Foreign currency translation gains (losses)	(1,088)	6,378	(4,307)	10,230
Net unrealized gain on equity securities	17,587	2,102	30,257	1,671
Total comprehensive gain (loss)	$16,925	$(31,671)	$21,927	$(40,714)

The increase in the net unrealized gain on equity securities of $30.3 million during the first six months of 2004 primarily relates to the increase in value of our investment in Phoenix Electric Co., a Japanese lamp manufacturing company.  The total unrealized gain on equity securities of $38.6 million as of June 30, 2004 also relates primarily to this investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$426	$(40,151)	$(4,023)	$(52,615)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(1,717)	(1,525)	(3,375)	(3,945)
Net loss, pro forma	$(1,291)	$(41,676)	$(7,398)	$(56,560)
Basic and diluted net income (loss) per share:
As reported	$0.01	$(1.02)	$(0.10)	$(1.34)
Pro forma	$(0.03)	$(1.06)	$(0.19)	$(1.44)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2004	2003
Risk-free interest rate	2.86% - 3.85%	2.50% - 3.00%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	2.6 - 2.8	4.2
Expected volatility	80.2 - 81.1%	81.6% - 82.8%

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products, and regions, the warranty period can be longer or shorter than two years.  We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit. Costs include labor to repair the product, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each product category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar products. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.6 million and $1.5 million at June 30, 2004 and December 31, 2003, and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at June 30, 2004 and December 31, 2003 totaled $13.8 million and $14.0 million, respectively, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.  The long-term portion of the warranty accrual was $3.3 million at both June 30, 2004 and December 31, 2003.

The following is a reconciliation of the changes in the warranty liability for the six months ended June 30, 2004 and 2003 (in thousands).

	Six Months Ended June 30,
	2004	2003
Warranty accrual, beginning of period	$13,965	$7,886
Reductions for warranty payments made	(8,982)	(10,963)
Warranties issued	9,996	5,799
Adjustments and changes in estimates	(1,212)	7,070
Warranty accrual, end of period	$13,767	$9,792

Note 7. Letters of Credit

At June 30, 2004, we had one outstanding letter of credit totaling $15.0 million, which expires February 2, 2005. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by approximately $17.5 million of cash and marketable securities, and, as such, is reported as restricted cash on the consolidated balance sheet.

Note 8. Restructuring

At June 30, 2004, we had $2.4 million of restructuring costs accrued on our consolidated balance sheet as other current liabilities.  We expect the majority of these costs to be paid within the next two quarters. The following table displays a roll-forward of the restructuring accruals (in thousands):

	Accrual at December 31, 2003	2004 Net Charges	2004 Amounts Paid	Accrual at June 30, 2004
Severance and related	$3,638	$—	$2,294	$1,344
Lease loss	1,702	450	1,141	1,011
Other	195	—	195	—
	$5,535	$450	$3,630	$2,355

Note 9. China Importation Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  We continue to work closely with the Chinese customs officials.  During the second quarter of 2004, we received formal notification that our case in now considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. We believe an administrative review reduces the magnitude of the potential exposure of large penalty assessments by the Chinese authorities on any potential back duties owed.  In addition, during the second quarter of 2004, we were allowed to start selling previously impounded inventory and transferring proceeds received from the sale directly to Shanghai customs to represent an additional deposit pending final resolution of the case.

As of June 30, 2004, Chinese customs officials continued to hold approximately $6.3 million of our cash and $3.4 million of our inventory.  The release of the remaining inventory and the cash is dependent on final case resolution.  For a more complete description of this investigation, see Item 3. in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

Note 10. 3M Lawsuit

In January 2004, 3M filed a lawsuit in United States District Court in Minnesota, claiming that our light engine technology violated one of their patents.  On April 22, 2004, 3M formally served InFocus with the lawsuit.  We have reviewed the complaint and the relevant patent and believe we have meritorious defenses to the claims made in the lawsuit.  During the second quarter of 2004, we filed for dismissal of the suit in Minnesota and for a declaratory judgment in Oregon, which, if successful, would dismiss the current case in Minnesota and narrow jurisdictional scope of the lawsuit to an Oregon court.  No decisions have been reached on these legal actions.

Note 11.  Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

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

We have established four product platforms, each supporting multiple individual products, intended to meet the diverse projection requirements of our customers. These platforms are i) mobile projectors, intended for mobile professionals who place a premium on reduced size and weight; ii) meeting room projectors, intended for conference, classroom, or training room environments; iii) installation and integration projectors, intended for large venues and auditorium environments; and iv) home entertainment projectors, intended for home theater, gaming and entertainment environments in the home.

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

As we extend our offerings to larger format thin displays, these products will incorporate the new InFocus Light Engine that integrates proprietary, patent-pending engine and screen technology with a micro-display device currently using Texas Instruments DLP™ technology. We plan to begin shipping, in the second half of 2004 in time for the holiday buying season, our 61-inch display products for both the home and commercial markets that are under seven inches thin and light enough to hang on a wall.  We believe our large format thin profile micro displays should be a competitive price-performance alternative to other forms of large-area displays above 50 inches in diagonal.  The design of the new InFocus Light Engine and screen display system provides “device independence” allowing us to incorporate various device level technologies as the price/performance of current and emerging micro-display technologies continues to improve.   We also expect to be able to scale the diagonal size of the display from 50 inches to 70 inches without adding much incremental cost or depth to the display itself.  We expect to offer the InFocus Light Engine to third parties, including Thomson RCA, as they extend their rear screen projection television products to take advantage of the new thin profile made possible by our innovative new InFocus Light Engine.

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

We also purchase other single or limited-source components for which we have no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect our results of operations. During the first quarter, and to a lesser extent the second quarter of 2004, we were impacted by an industry wide shortage of lamps that caused a constraint on timely availability of finished products and a shortfall in revenues.   We have worked hard to improve the availability of lamps to meet our needs for both rear and front projection for the remainder of the year, but there is no guarantee that we will secure all the supply we need to meet demand for our products.

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

We have also outsourced the majority of the manufacturing of our projectors to Flextronics in Malaysia and Funai Electric Company in China. The risks mentioned above related to reliance on suppliers also impacts our contract manufacturers.  In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product, and provide spare parts in support of our warranty and customer service obligations. Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

In addition, during the first quarter of 2004 we outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions (UPS) in Louisville, Kentucky.  We are reliant on UPS to effectively and accurately manage our inventory, service repair and logistics functions.  Reliance on UPS requires training of UPS employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting.  Failure of UPS to deliver in any one of these areas could have an adverse effect on our results of operations.  We have experienced a variety of process and control issues since making the transition to UPS resulting in a variety of customer satisfaction issues and the need to record inventory reserves during each of the first two quarters of 2004.  We continue to work with UPS to improve the effectiveness and efficiency of processes and controls to improve customer service and reduce our costs of logistics and service repair operations.

China importation investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  This investigation continues and has negatively affected our revenues and gross margins since that time and is expected to negatively affect our revenues and margins until it is resolved.  For a more complete description of this investigation, see Note 9 of Notes to Consolidated Financial Statements in this Form 10-Q and Item 3 in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

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

Competition

The markets for our products are highly competitive, and we expect aggressive price competition to continue into the foreseeable future. Some of our current and prospective competitors have or may have significantly greater financial, technical, manufacturing, and marketing resources than we have.  Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support.  In order to compete effectively, we must continue to reduce the cost of our products, our manufacturing and other overhead costs, and our operating expenses in order to offset recent declines in gross margins, while at the same time drive our products into new markets and extend our reach into large format thin display products to expand our revenue base.  In addition, we are focusing more effort on turnkey solutions through the use of software, service and support to differentiate us.  There is no assurance we will be able to compete successfully with respect to these factors.

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

International activities

Sales outside the United States accounted for approximately 40% of our revenues in the first six months of 2004 and 47% of our revenues in all of 2003. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws and foreign currency exchange rates.

Overview

The global economic expansion continued in the second quarter of 2004, although at a more moderate pace than in the first quarter of 2004.  Western Europe continues to lag behind China, India, the U.S. and Japan.  The continued economic expansion, along with our efforts to grow revenues, simplify our operations and reduce our infrastructure costs, resulted in our return to profitability in the second quarter of 2004.

While supply constraints were less severe than the first quarter of 2004, constrained supplies of key components continued to have a negative impact on our revenue in the second quarter of 2004.  Increased demand for micro-display rear-projection televisions and digital cameras has caused lamp, screen, and lens vendors to place certain components on allocation and/or lengthen lead times until additional capacity becomes available.  By working closely with our key suppliers, we believe we have been able to improve our component availability for the remainder of 2004.

We achieved gross margins of 18.1% in the second quarter, exceeding our target range of 16% to 18%.  Gross margins in the quarter were positively affected by, among other things, our new product line-up, a growing royalty revenue stream and lower warranty costs.

Results of Operations

	Three Months Ended June 30, (1)
	2004		2003
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$162,229	100.0%	$134,333	100.0%
Cost of revenues	132,820	81.9	134,226	99.9
Gross margin	29,409	18.1	107	0.1

Operating expenses:
Marketing and sales	17,077	10.5	19,194	14.3
Research and development	7,320	4.5	8,392	6.2
General and administrative	5,383	3.3	6,947	5.2
Restructuring costs	—	—	3,700	2.8
	29,780	18.4	38,233	28.5
Loss from operations	(371)	(0.2)	(38,126)	(28.4)
Other income (expense):
Interest expense	—	—	(93)	(0.1)
Interest income	390	0.2	427	0.3
Other, net	7	—	(206)	(0.2)
Income (loss) before income taxes	26	—	(37,998)	(28.3)
Provision (benefit) for income taxes	(400)	(0.2)	2,153	1.6
Net income (loss)	$426	0.3%	$(40,151)	(29.9)%

	Six Months Ended June 30, (1)
	2004		2003
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$307,678	100.0%	$279,448	100.0%
Cost of revenues	253,277	82.3	255,282	91.4
Gross margin	54,401	17.7	24,166	8.6

Operating expenses:
Marketing and sales	34,878	11.3	37,829	13.5
Research and development	14,521	4.7	17,462	6.2
General and administrative	10,874	3.5	15,419	5.5
Restructuring costs	450	0.1	3,700	1.3
	60,723	19.7	74,410	26.6
Loss from operations	(6,322)	(2.1)	(50,244)	(18.0)
Other income (expense):
Interest expense	(1)	—	(110)	—
Interest income	829	0.3	769	0.3
Other, net	1,321	0.4	168	0.1
Loss before income taxes	(4,173)	(1.4)	(49,417)	(17.7)
Provision (benefit) for income taxes	(150)	(0.1)	3,198	1.1
Net loss	$(4,023)	(1.3)%	$(52,615)	(18.8)%

(1) Percentages may not add due to rounding.

Revenues

Revenues increased $27.9 million, or 20.8%, and $28.2 million, or 10.1%, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003.

Projector unit shipments increased 33% and 23%, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003.  The increases in revenue due to the increases in projector units sold were partially offset by a 21% and a 20% decrease in projector average selling prices (“ASPs”) in the same periods.  Growth in revenues related to rear screen projection television engines and royalties also contributed to the overall growth in revenue in both periods.

Unit shipments were constrained during the first quarter of 2004 due to a limited supply of key components, primarily lamps.  While these constraints eased during the second quarter of 2004, they still negatively affected our revenue for the period due to outages of certain products relative to demand.

The declines in ASPs were due to an overall improvement in product availability as compared to the first quarter of 2004 and a mix shift to value-priced platforms.  These factors were partially offset by our introduction of several new product platforms during the first half of 2004.

We expect revenues to grow sequentially in each of the next two quarters due to continued strong industry demand, an improving global economy, and the impact of our first full holiday buying season in retail with our consumer related products.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
United States	$100,284	61.8%	$73,473	54.7%	$183,267	59.6%	$147,440	52.8%
Europe	41,279	25.4%	41,395	30.8%	84,766	27.6%	90,001	32.2%
Asia	14,689	9.1%	13,917	10.4%	27,221	8.8%	30,143	10.8%
Other	5,977	3.7%	5,548	4.1%	12,424	4.0%	11,864	4.2%
	$162,229		$134,333		$307,678		$279,448

U.S. revenues were up 36% compared to the second quarter of 2003 and 24% for the first half of 2004 reflecting improvements in the economy stimulating demand for projectors and growth of our rear projection television engine revenues and royalty revenues.

European revenues were essentially flat compared to the second quarter of 2003 and down 6% compared to the first half of 2003, as the European region continued to be negatively affected by a weak economy in certain geographies within Europe.

Asian revenues were up 6% compared to the second quarter of 2003, but down 10% compared to the six month period ended June 30, 2004, primarily a result of a slowdown in revenues due to the ongoing China customs situation discussed above.

Backlog

At June 30, 2004, we had backlog of approximately $17.5 million, compared to approximately $33.0 million at December 31, 2003. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2004. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margins

We achieved gross margins of 18.1% and 17.7%, respectively, in the three and six month periods ended June 30, 2004, compared to 0.1% and 8.6%, respectively, in the same periods of 2003.  The increases in gross margins in the three and six month periods ended June 30, 2004 are due to the following:

•                  release of several new product platforms for both the commercial and consumer markets during the first half of 2004 resulting in a new product line-up that has a greater price/performance value for our customers relative to our production cost;

•                  lower infrastructure costs associated with our restructured business model;

•                  a growing royalty revenue stream related to our strong patent portfolio;

•                  lower warranty costs due to improving product quality, higher reclaim of defective materials and improved throughput of repairs at UPS;

•                  lower depreciation expense in the first two quarters of 2004 compared to the first two quarters of 2003, primarily due to the long-lived asset impairment charge we took in the third quarter of 2003; and

•                  $3.0 million and $4.4 million, respectively, of inventory write-downs in the three and six month periods ended June 30, 2004 compared to $10.0 million and $12.0 million, respectively, in the same periods of 2003.

The inventory write-downs in 2004 relate primarily to end-of-life for various product platforms, a decline in market value of the inventory held by customs in China and process and control issues associated with the transition of our U.S. logistics and factory repair activity to UPS.

We achieved our target gross margins of between 16% and 18% during the three and six month periods ended June 30, 2004 and expect them to remain in that range through the remainder of 2004.  Where we end up within that range in any particular quarter will depend primarily on product mix and the competitive pricing environment during that particular quarter. For example, an improving supply picture could lead to increased competitive pricing pressure in a given quarter or we could see growth in the value-priced SVGA segment of the market, either of which could move us to the lower end of the range.  Counterbalancing these factors is the level of royalty revenues we record in any period as royalty related revenues have little to no related costs.

Marketing and Sales Expense

Marketing and sales expense decreased $2.1 million, or 11.0%, and $3.0 million, or 7.8%, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003.  Marketing and sales expense for the second quarter of 2004 decreased $0.7 million, or 4%, from the first quarter of 2004.  The reductions in the year over year periods in sales and marketing expenses were primarily due to efficiencies related to our restructuring actions taken during 2003 and lower depreciation expense due to the long-lived asset impairment charge taken in the third quarter of 2003.    These decreases were partially offset by increases in allocation of shared service expenses to marketing and sales expense.  Our cost structure in 2004 no longer has in-house manufacturing or logistics and therefore increases the amounts of shared service expenses allocated to operating expenses versus cost of goods sold.  We expect marketing and sales expense to increase slightly over the remainder of 2004 as we invest in revenue generation initiatives.

Research and Development Expense

Research and Development expense decreased $1.1 million, or 12.8%, and $2.9 million, or 16.8%, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003.  Research and development expense for the second quarter of 2004 was roughly flat compared to the first quarter of 2004.  The reductions in the year over year periods in research and development expenses were primarily related to the increase in our co-development efforts with our manufacturing partners, lower prototype expenses and lower depreciation expense due to the long lived asset impairment charge taken in the third quarter of 2003.  In addition, in the six month period ended June 30, 2004, we recognized a $0.6 million reduction in expense related to repayment of non-recurring engineering expenses by one of our customers upon contract termination.  These decreases were partially offset by increases in allocation of shared service expenses to research and development expense.  In 2004, our research and development efforts will continue to be focused on development of new and improved products, including ultra-thin large displays for the home and commercial use, front projector products for all segments of the market and our rear-screen projection television business with Thomson RCA.

General and Administrative Expense

General and administrative expense decreased $1.6 million, or 22.5%, and $4.5 million, or 29.5%, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003.  General and administrative expense for the second quarter of 2004 was roughly flat compared to the first quarter of 2004.  The reduction in general and administrative expenses in the year over year periods were primarily due to a decrease in depreciation expense due to the long-lived asset impairment charge we took in the third quarter of 2003, efficiencies gained as a result of our restructuring activities during 2003 and 2004 and a $0.9 million and a $3.0 million decrease, respectively, in bad debt expense.  These decreases were partially offset by increases in legal costs due to our Chinese customs investigation and 3M’s patent infringement lawsuit, as well as increases in allocated shared service expenses to general and administrative expense.

Restructuring

Restructuring charges of $0.5 million in the six month period ended June 30, 2004 were primarily for costs related to our facilities consolidation at our Wilsonville, Oregon headquarters.  We do not expect to incur additional restructuring charges during the remainder of 2004.

At June 30, 2004, we have a remaining accrual for all of our past restructuring activities of $2.4 million.  See further detail in Note 8 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income in the three and six months ended June 30, 2004 was $0.4 million and $0.8 million respectively, flat compared to the same periods of 2003.

Other income (expense) in the three and six months ended June 30, 2004 was seven thousand and $1.3 million respectively.  Other income in the three and six months ended June 30, 2004 includes $0.2 million and $0.9 million, respectively, of income related to profitability of Motif, our 50/50 joint venture with Motorola compared to $0.1 million and $0.1 million, respectively, for the same periods of 2003.  Other income in the six month period ended June 30, 2004 also includes a $0.7 million gain related to the sale of equity securities. .  The remainder of other income (loss) in the three and six month periods primarily related to foreign currency transaction losses.  The foreign currency transaction losses in the three and six months ended June 30, 2004 was $0.6 million and $0.3 million, respectively, compared to foreign currency transaction gains of $0.1 million and $0.2 million, respectively, in the same periods of 2003.

Income Taxes

Income tax benefit of $0.4 million and $0.2 million, respectively, in the three and six months periods ended June 30, 2004 primarily relates to a tax benefit resulting from the true-up of our 2003 tax provision to our actual tax return, offset by anticipated 2004 tax expense in certain foreign tax jurisdictions.

Income tax expense of $2.2 million and $3.2 million, respectively, in the three and six month periods ended June 30, 2003, relates to income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash were $138.9 million at June 30, 2004.  At June 30, 2004, we had working capital of $233.0 million, which included $57.0 million of unrestricted cash and cash equivalents, $58.9 million of short-term marketable securities, and $10.2 million of assets held in China. Our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, and various other investments are included as part of our short-term marketable securities balance.  The total market value of these investments increased by $30.3 million during the first six months of 2004 and is recorded as an unrealized gain directly in shareholders’ equity.  The total unrealized appreciation of these investments totaled $38.6 million as of June 30, 2004.  As market conditions warrant, we may choose to sell a portion of our marketable securities which would result in realized gains.  The current ratio at June 30, 2004 and December 31, 2003 was 2.8 to 1 and 2.7 to 1, respectively.

We anticipate that our current cash and marketable securities, along with cash we anticipate to generate from operations, will be sufficient to fund our operating and capital requirements for at least the next 12 months.

At June 30, 2004, we had one outstanding letter of credit totaling $15.0 million, which expires February 2, 2005. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $17.5 million of cash and marketable securities, and, as such, is reported as restricted cash on the consolidated balance sheet. The remainder of the restricted cash, totaling $1.2 million, relates to value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $7.4 million to $108.7 million at June 30, 2004 compared to $116.1 million at December 31, 2003.  The decrease in the accounts receivable balance was primarily due to lower revenues in the second quarter of 2004 compared to fourth quarter of 2003.  The decrease in revenues was partially offset by an increase in days sales outstanding.  Days sales outstanding increased to 60 days at June 30, 2004 compared to 56 days at December 31, 2003 due primarily to a larger portion of revenues being generated during the third month of the quarter.

Inventories increased $45.7 million to $108.0 million at June 30, 2004 compared to $62.3 million at December 31, 2003.  See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. Inventory, net of related reserves, being held by the Chinese authorities in connection with their investigation totaled $3.4 million and $5.1 million as of June 30, 2004 and December 31, 2003, respectively.  The increase in inventory is primarily due to an increase in finished goods inventory, which is due primarily to increased volumes in finished goods that were in transit via ocean from our contract manufacturers at June 30, 2004 compared to December 31, 2003.  At June 30, 2004 we had approximately $16.0 million of finished goods in transit via ocean from our contract manufacturers compared to $5.8 million at December 31, 2003.  The increase of in transit inventory being shipped via ocean from our contract manufacturers allows us to take advantage of lower cost ocean freight and build supply for expected growing demand for our products in the second half of 2004.  At June 30, 2004, we had approximately 6 weeks of inventory in the Americas channel compared to approximately three weeks at December 31, 2003. Annualized inventory turns were approximately 5.5 times for the quarter ended June 30, 2004, 4 times for the quarter ended June 30, 2003 and 8 times for the quarter ended December 31, 2003.

Outsourced manufacturer receivables decreased $3.5 million to $0.5 million at June 30, 2004 compared to $3.9 million at December 31, 2003 due to our outsourced manufacturers directly procuring the majority of their components and collection of outstanding balances.

Other current assets decreased $3.7 million to $12.7 million at June 30, 2004 compared to $16.5 million at December 31, 2003.  The decrease is mainly due to collections of value added tax receivables in Europe and lower prepaid insurance expenses as the previous policies expired at the

end of June and the renewed policies were not paid until July.   Other current assets at both June 30, 2004 and December 31, 2003 include our $6.3 million deposit with the Chinese authorities in connection with their investigation of our import duties.

Expenditures for property and equipment, totaling $6.3 million in the first six months of 2004, were primarily for product tooling, information technology upgrades and furniture. Of the $6.3 million, $2.1 million was used to buy certain furniture and equipment that had previously been under operating leases. Total expenditures for property and equipment are expected to be between $10 and $12 million in 2004, primarily for product tooling and routine information technology upgrades.

Other assets increased $2.5 million to $6.0 million at June 30, 2004 compared to $3.5 million at December 31, 2003.  Included in other assets are net patents and trademarks, goodwill, deposits, venture capital investments and the investment in our joint venture with Motorola, Motif.

Accounts payable increased $13.2 million to $99.1 million at June 30, 2004 compared to $85.9 million at December 31, 2003, primarily due to increased payables to key suppliers related to increased inventory.

Payroll and related benefits payable decreased $1.9 million to $4.6 million at June 30, 2004 compared to $6.5 million at December 31, 2003, primarily due to lower accrued vacation balances.  In Europe the lower accrued vacation balances are related to increased vacation time being taken during the summer months.  In the U.S., in the beginning of 2004, we adopted a “use it or lose it” vacation policy and no longer accrue vacation earned but not used on our consolidated balance sheet.  The balance that was remaining at December 31, 2003 is declining as employees take previously earned time off and per the new policy no new accruals are required.

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

However, during the first quarter of 2004 we outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions (UPS) in Louisville, Kentucky.  We are reliant on UPS to effectively and accurately manage our U.S. inventory, service repair and logistics functions.   Throughout the first half of the year, we have continued to work through transitional issues associated with these activities primarily related to process and control issues between our systems and the UPS systems.  As a result of these issues, we experienced a variety of customer satisfaction issues and recorded inventory reserves in each of the first two quarters of the year.  We continue to work with UPS to improve the effectiveness and efficiency of processes and controls to improve customer service and reduce our costs of logistics and service repair operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  We continue to work closely with the Chinese customs officials.  During the second quarter of 2004, we received formal notification that our case in now considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. We believe an administrative review reduces the magnitude of the potential exposure of large penalty assessments by the Chinese authorities on any potential back duties owed.  In addition, during the second quarter of 2004, we were allowed to start selling previously impounded inventory and transferring proceeds received from the sale directly to Shanghai customs to represent an additional deposit pending final resolution of the case.

As of June 30, 2004, Chinese customs officials continued to hold approximately $6.3 million of our cash and $3.4 million of our inventory.  The release of the remaining inventory and the cash is dependent on final case resolution.  For a more complete description of this investigation, see Item 3. in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

3M

In January 2004, 3M filed a lawsuit in United States District Court in Minnesota, claiming that our light engine technology violated one of their patents.  On April 22, 2004, 3M formally served InFocus with the lawsuit.  We have reviewed the complaint and the relevant patent and believe we have meritorious defenses to the claims made in the lawsuit.  During the second quarter of 2004, we filed for dismissal of the suit in Minnesota and for a declaratory judgment in Oregon, which, if successful, would dismiss the current case in Minnesota and narrow jurisdictional scope of the lawsuit to an Oregon court.  No decisions have been reached on these legal actions.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on April 29, 2004, at which the following actions were taken:

1.               The shareholders elected the five nominees for director to our Board of Directors.  The five directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Peter D. Behrendt	34,923,751	1,888,112
Michael R. Hallman	34,610,734	2,201,129
John V. Harker	35,670,018	1,141,845
Svein S. Jacobsen	34,842,751	1,969,112
Duane C. McDougall	34,908,726	1,903,137

2.               The shareholders ratified the appointment of KPMG LLP as InFocus Corporation’s independent auditors for the year ending December 31, 2004:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
36,162,253	631,243	18,367	—

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

31.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1                           Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2                           Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended June 30, 2004, dated and filed April 28, 2004, pursuant to Items 7 and 12 to report our results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	INFOCUS CORPORATION

	By:	/s/ John V. Harker
John V. Harker
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael D. Yonker
Michael D. Yonker
Executive Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer)