Form 10-Q
period 2004-09-30
INFOCUS CORP
filed 2004-11-09
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes        ☒  No        ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,633,707
(Class)	(Outstanding at November 1, 2004)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFOCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	September 30, 2004	December 31, 2003

Assets
Current Assets:
Cash and cash equivalents	$24,043	$94,181
Marketable securities	30,027	30,232
Restricted cash, cash equivalents, and marketable securities	21,158	15,000
Accounts receivable, net of allowances of $9,337 and $11,796	119,295	116,138
Inventories	158,667	62,255
Income taxes receivable	339	434
Deferred income taxes	914	713
Outsourced manufacturer receivables	195	3,947
Other current assets	14,021	16,495
Total Current Assets	368,659	339,395

Marketable securities	—	4,822
Restricted marketable securities	4,084	—
Property and equipment, net of accumulated depreciation of $45,220 and $42,156	17,876	15,890
Deferred income taxes	2,633	2,513
Other assets, net	8,832	3,478
Total Assets	$402,084	$366,098

Liabilities and Shareholders' Equity
Current Liabilities:
Accounts payable	$113,244	$85,869
Payroll and related benefits payable	4,376	6,519
Marketing incentives payable	9,583	7,647
Accrued warranty	10,513	10,663
Other current liabilities	9,357	13,844
Total Current Liabilities	147,073	124,542

Other Long-Term Liabilities	3,551	3,677

Shareholders' Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,633,002 and 39,520,009	89,666	88,787
Additional paid-in capital	75,835	75,835
Accumulated other comprehensive income:
Cumulative currency translation adjustment	26,932	28,608
Unrealized gain on equity securities	25,034	8,352
Retained earnings	33,993	36,297
Total Shareholders' Equity	251,460	237,879
Total Liabilities and Shareholders' Equity	$402,084	$366,098

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2004	2003	2004	2003

Revenues	$162,183	$139,310	$469,861	$418,758
Cost of revenues	134,406	126,696	387,683	381,978
Gross profit	27,777	12,614	82,178	36,780

Operating expenses:
Marketing and sales	18,663	17,476	53,541	55,305
Research and development	6,929	7,746	21,450	25,208
General and administrative	6,205	6,928	17,079	22,347
Restructuring costs	—	—	450	3,700
Long-lived asset impairment	—	26,400	—	26,400
	31,797	58,550	92,520	132,960

Loss from operations	(4,020)	(45,936)	(10,342)	(96,180)

Other income (expense):
Interest expense	(2)	(127)	(3)	(237)
Interest income	372	494	1,201	1,263
Other, net	5,370	95	6,691	263
	5,740	462	7,889	1,289
Income (loss) before income taxes	1,720	(45,474)	(2,453)	(94,891)
Provision (benefit) for income taxes	—	401	(150)	3,599
Net income (loss)	$1,720	$(45,875)	$(2,303)	$(98,490)

Basic net income (loss) per share	$0.04	$(1.16)	$(0.06)	$(2.50)

Diluted net income (loss) per share	$0.04	$(1.16)	$(0.06)	$(2.50)

Shares used in per share calculations:
Basic	39,612	39,436	39,585	39,368
Diluted	40,346	39,436	39,585	39,368

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the nine months ended Sept. 30,
	2004	2003

Cash flows from operating activities:
Net loss	$(2,303)	$(98,490)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,086	14,259
Deferred income taxes	(348)	2,329
Long-lived asset impairment	—	26,400
Other non-cash (income) expense	(2,323)	432
(Increase) decrease in:
Restricted cash	(10,242)	(17,685)
Accounts receivable, net	(4,074)	42,462
Inventories, net	(97,465)	26,694
Income taxes receivable, net	88	19,385
Oustourced manufacturer receivables	3,752	10,209
Other current assets	2,407	7,617
Increase (decrease) in:
Accounts payable	28,066	(43,375)
Payroll and related benefits payable	(2,110)	(2,525)
Marketing incentives payable, accrued warranty and other current liabilities	(2,645)	(2,067)
Other long-term liabilities	(114)	1,785
Net cash used by operating activities	(80,225)	(12,570)

Cash flows from investing activities:
Purchase of marketable securities	(29,216)	(7,224)
Maturities of marketable securities	45,243	12,091
Proceeds from sale of marketable securities	5,682	—
Payments for purchase of property and equipment	(8,398)	(6,685)
Proceeds received from sale of property and equipment	210	125
Payments for investments in patents and trademarks	(995)	(560)
Dividend payments received from joint venture	725	—
Other assets, net	(3,284)	335
Net cash provided (used) by investing activities	9,967	(1,918)

Cash flows from financing activities:
Proceeds from sale of common stock	597	256
Net cash provided by financing activities	597	256

Effect of exchange rate on cash	(477)	2,892
Decrease in cash and cash equivalents	(70,138)	(11,340)

Cash and cash equivalents:
Beginning of period	94,181	104,230
End of period	$24,043	$92,890

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

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method.  Following is a detail of our inventory (in thousands):

	September 30, 2004	December 31, 2003
Raw materials and components	$5,760	$10,027
Work-in-process	9,925	2,669
Finished goods	142,982	49,559
Total, net	$158,667	$62,255

Finished goods inventory consists of new projectors held for sale, remanufactured projectors, accessories, service parts and demonstration units.

Note 3. Earnings Per Share

Since we were in a loss position for the three month period ended September 30, 2003 and the nine month periods ended September 30, 2004 and 2003, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. A reconciliation of the shares used for the basic and fully diluted calculation for the three month period ended September 30, 2004 is as follows (in thousands):

Shares used for basic calculation	39,612
Common stock equivalents:
Stock options	734
Shares used for diluted calculation	40,346

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options	3,056	5,553	5,186	5,553

Note 4.  Comprehensive Gain (Loss)

Comprehensive gain (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity.  The following table sets forth the calculation of comprehensive gain (loss) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$1,720	$(45,875)	$(2,303)	$(98,490)
Foreign currency translation gains/(losses)	2,631	1,421	(1,676)	11,651
Reversal of unrealized gains	(3,604)	—	(4,335)	—
Unrealized gain/(loss) on marketable equity securities	(9,971)	3,231	21,017	4,902
Total comprehensive income (loss)	$(9,224)	$(41,223)	$12,703	$(81,937)

The increase in the unrealized gain on equity securities of $21.0 million during the first nine months of 2004 and the remaining unrealized gain on equity securities of $25.0 million as of September 30, 2004 primarily relates to the increase in value of our investment in Phoenix Electric Co., a Japanese lamp manufacturing company. In the three and nine month periods ending September 30, 2004, we sold a portion of our investments in marketable equity securities, primarily Phoenix Electric Co., resulting in a realized gain of $3.6 million and $4.3 respectively that is included in other income on our statements of operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$1,720	$(45,875)	$(2,303)	$(98,490)
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(1,816)	(2,254)	(5,192)	(6,200)
Net loss, pro forma	$(96)	$(48,129)	$(7,495)	$(104,690)
Basic and diluted net income (loss) per share:
As reported	$0.04	$(1.16)	$(0.06)	$(2.50)
Pro forma	$0.00	$(1.22)	$(0.19)	$(2.66)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2004	2003
Risk-free interest rate	2.86% - 3.85%	2.50% - 3.00%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	2.6 – 3.1	4.2
Expected volatility	79.2% - 81.1%	81.6% - 82.8%

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years.  We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit. Costs include labor to repair the product, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered. This data is then used to calculate the accrual based on actual sales for each product category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar products. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.6 million and $1.5 million at September 30, 2004 and December 31, 2003, respectively, and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at September 30, 2004 and December 31, 2003 totaled $13.8 million and $14.0 million, respectively, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.  The long-term portion of the warranty accrual was $3.3 million at both September 30, 2004 and December 31, 2003.

The following is a reconciliation of the changes in the warranty liability for the nine months ended September 30, 2004 and 2003 (in thousands).

	Nine Months Ended September 30,
	2004	2003
Warranty accrual, beginning of period	$13,965	$7,886
Reductions for warranty payments made	(12,477)	(15,995)
Warranties issued	13,491	14,852
Adjustments and changes in estimates	(1,212)	6,951
Warranty accrual, end of period	$13,767	$13,694

Note 7. Letters of Credit

At September 30, 2004, we had one outstanding letter of credit totaling $20.0 million, which expires February 2, 2005. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by approximately $24.0 million of cash and marketable securities that is reported as restricted on the consolidated balance sheet.

Note 8. Restructuring

Restructuring charges of $0.5 million in the nine-month period ended September 30, 2004 were primarily for costs related to our facilities consolidation at our Wilsonville, Oregon headquarters.

At September 30, 2004, we had $1.3 million of restructuring costs accrued on our consolidated balance sheet as other current liabilities.  We expect the majority of these costs to be paid within the next quarter. The following table displays a roll-forward of the restructuring accruals (in thousands):

	Accrual at December 31, 2003	2004 Net Charges	2004 Amounts Paid	Accrual at September 30, 2004
Severance and related	$3,638	$—	$2,883	$755
Lease loss	1,702	450	1,626	526
Other	195	—	195	—
	$5,535	$450	$4,704	$1,281

Note 9. China Importation Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  We continue to work closely with the Chinese customs officials.  During the second quarter of 2004, we received formal notification that our case in now considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.   In addition, during the second quarter of 2004, we were allowed to start selling previously impounded inventory and transferring agreed upon amounts per unit directly to Shanghai Customs to represent an additional deposit pending final resolution of the case.  Subsequent to the end of the third quarter of 2004, we secured the release of approximately 60 percent of the projectors being held by Shanghai Customs and have since sold those units to a customer in China.  As a result, we have made an additional deposit with Shanghai Customs of approximately $5.9 million.

As of September 30, 2004, Chinese customs officials held a cash deposit of approximately $6.4 million, which is recorded in other current assets on our consolidated balance sheet, and $2.8 million of inventory.  The release of the cash deposit, now totaling $12.3 million, is dependent on final case resolution.  At this time, we are not able to estimate when this case will ultimately be resolved or its financial impact on us and therefore have not recorded any expense in our statement of operations related to this matter.  For a more complete description of this investigation, see Item 3. in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

Note 10. 3M Lawsuits

In January 2004, 3M Corporation (“3M”) filed a lawsuit in United States District Court in Minnesota, claiming that our light engine technology violated one of their patents.  On April 22, 2004, 3M formally served InFocus with the lawsuit.  We have reviewed the complaint and the relevant patent and believe we have meritorious defenses to the claims made in the lawsuit, and therefore, have not recorded any expense in our statement of operations related to this matter.  During the second quarter of 2004, we filed for dismissal of the suit in Minnesota and for a declaratory judgment in Oregon, which, if successful, would dismiss the current case in Minnesota and narrow jurisdictional scope of the lawsuit to an Oregon court.  No decisions have been reached on these legal actions.

In the third quarter of 2004, we filed a lawsuit against 3M in United States District Court in Oregon, claiming that 3M is selling products that incorporate our patented projection lamp safety interlock system.  We are seeking monetary damages, as well as injunctive relief to prevent 3M from continuing to sell products to its customers that incorporate this technology.

Note 11.  Subsequent Event

Line of Credit

On October 25, 2004, we entered into a two-year $40 million revolving credit facility with Wells Fargo Foothill, Inc. (“WFF”).  Pursuant to the terms of the agreement, we may borrow up to $40 million subject to a borrowing base determined on eligible accounts receivable.  In connection with the credit facility, we also entered into a security agreement granting WFF a continuing security interest in our personal property excluding intellectual property and other miscellaneous property.  The credit facility also secures our obligations to Wells Fargo Bank and its affiliates for various banking products such as credit card facilities, cash management services and foreign currency hedging agreements.

Interest on outstanding borrowings is at prime plus .25% or at LIBOR plus 2.25% at our option upon initiating advances under the line.  However, at no time, will the interest rate be below 4%.  We may issue letters of credit under the credit facility in amounts up to $25 million.  Fees for letters of credit are 1.5% of the principal amount of the letter of credit.  The agreement requires us to pay a .5% commitment fee over the two-year term and an additional .375% per annum on the unused portion of the credit facility.

The credit facility contains various restrictive covenants.  Such restrictions are subject to usual and customary exceptions which would be typical for a credit facility of this nature.  The restrictions include, among others, maintaining a minimum level of earnings, a maximum amount of capital expenditures per annum, not creating liens on company assets or incurring additional debt, limiting investments and acquisitions by the company, and preventing dissolution, liquidation, merger or a sale of company assets.

The credit facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of events such as nonpayment of amounts due under the credit facility, violation of the restrictive covenants referred to above, or violation of other contract provisions.  If an event of default occurs and is continuing, the interest rate on any outstanding borrowings increases 2%, and we may be required to repay any outstanding borrowings under the credit facility.

We expect to borrow against the line of credit as our working capital needs require over the term of the credit facility.

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

We have established four projector product platforms, each supporting multiple individual products, intended to meet the diverse projection requirements of our customers. These platforms are i) mobile projectors, intended for mobile professionals who place a premium on reduced size and weight; ii) meeting room projectors, intended for conference, classroom, or training room environments; iii) installation and integration projectors, intended for large venues and auditorium environments; and iv) home entertainment projectors, intended for home theater, gaming and entertainment environments in the home.

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

In addition, we see a growing opportunity in the market for thin displays above 40 inches in diagonal for professional and consumer use.  This market is expected to grow rapidly over the next several years and is projected to surpass the size of the front projection market in 2005. Over the course of the next year, we expect to offer a family of thin display products with display sizes ranging from 40 inches to 70 inches for both the consumer and commercial markets.  As we extend our offerings to larger format thin displays, these products will incorporate the new InFocus Light Engine that integrates proprietary, patent-pending engine and screen technology with a micro-display device currently using Texas Instruments DLP™ technology. In late September 2004, we began shipping our 61-inch display products for both the home and commercial markets that are under seven inches thin and light enough to hang on a wall. We believe our large format thin profile micro displays should be a competitive price-performance alternative to other forms of large-area displays above 50 inches in diagonal.  The design of the new InFocus Light Engine and screen display system provides “device independence” allowing us to incorporate various device level technologies as the price/performance of current and emerging micro-display technologies continues to improve.   We also expect to be able to scale the diagonal size of the display from 50 inches to 70 inches without adding much incremental cost or depth to the display itself.  We expect to offer the InFocus Light Engine to third parties, including Thomson RCA, as they extend their rear screen projection television products to take advantage of the new thin profile made possible by our innovative new InFocus Light Engine.

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

New products and technological change

The technology industry is characterized by continuing improvements in technology and rapidly evolving industry standards. Consequently, short product life cycles and significant price fluctuations are common. Product transitions present challenges and risks for all companies involved in the data/video projector and display markets.  Demand for our products and the profitability of our operations may be adversely affected if we fail to effectively manage a product transition. Advances in product technology require continued investment in research and development and product engineering to maintain our market position. There are no guarantees that such investment will result in the right products being introduced to the market at the right time.

Compliance with internal control attestation

Section 404 of the Sarbanes Oxley Act of 2002 requires that we evaluate and report on the effectiveness of our internal controls over financial reporting beginning with the Annual Report filed on Form 10-K for the reporting period ending December 31, 2004.  In addition, our independent auditors must report on management’s evaluation of internal controls.  We are currently in the process of documenting and testing internal controls that will be used as the basis for the report included in the

Form 10-K.  Effective internal controls are necessary for us to provide reliable financial reports and to prevent and detect fraud.  Our evaluation of internal controls may conclude that enhancements or changes to internal controls are necessary to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could have implications on our operating results or could result in a reportable condition or material weakness that would be required to be reported in the Form 10-K.

Reliance on suppliers, contract manufacturers and outsourced logistics providers

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

We also purchase other single or limited-source components for which we have no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect our results of operations. During the first quarter, and to a lesser extent the second quarter of 2004, we were impacted by an industry wide shortage of lamps that caused a constraint on timely availability of finished products and a shortfall in revenues.   We have worked hard to improve the availability of lamps to meet our future needs for both rear and front projection, but there is no guarantee that we will secure all the supply we need to meet demand for our products.

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

We have also outsourced the majority of the manufacturing of our projectors to Flextronics in Malaysia and Funai Electric Company in China. The risks mentioned above related to reliance on suppliers also impact our contract manufacturers.  In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, manage the supply chain effectively, manufacture a quality product and provide spare parts in support of our warranty and customer service obligations. Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

In addition, during the first quarter of 2004 we outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions (UPS) in Louisville, Kentucky.  We are reliant on UPS to effectively and accurately manage our inventory, service repair and logistics functions.  Reliance on UPS requires training of UPS employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting.  Failure of UPS to deliver in any one of these areas could have an adverse effect on our results of operations or could result in a reportable condition or material weakness relating to Section 404 of the Sarbanes Oxley Act that would be required to be reported in Form 10-K.  We have experienced a variety of process and control issues since making the transition to UPS resulting in a variety of customer satisfaction issues and the need to record inventory reserves during the first half of 2004. We continue to work with UPS to improve the effectiveness and efficiency of processes and controls to improve customer service and reduce our costs of logistics and service repair operations.

Delivery of product from our contract manufacturers

Our business depends on the free flow of products.  Due to continuing threats of terrorist attacks, U.S. Customs has increased security measures for products being imported into the United States.  In addition, freight traffic at various west coast ports of entry has increased dramatically recently resulting in delays in unloading and distributing inbound freight from Asia.  Both of these situations could result in delay of receipt of products from our contract manufacturers and delay fulfillment of orders to our customers.  Any significant disruption in the free flow of our products may result in a reduction of revenues, an increase in in-transit (unavailable for sale) inventory, or an increase in administrative and shipping costs.

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

General economic and industry conditions

While business expansion around the globe is continuing at a healthy pace, record oil prices and continued terrorist activities from Iraq to Russia have muted consumer confidence.  Increasing uncertainty over the U.S. expansion is driving a consensus view that 2005 will be a slower growth year than 2004 regardless of election outcome. Remedies for meager job growth, record budget deficits and increased energy prices will require policy changes not easily addressed in the short term.

On an international level, all regions continue to show a positive business investment climate, spurred by continued rapid growth in China and India and an apparent economic recovery in Europe.  Developing nations from South America to Eastern Europe continue to drive regional expansion, adding to a balanced global outlook.

Deterioration in any number of global geopolitical or economic issues could change overall industry dynamics and demand for products like ours and negatively impact our results of operations.

Competition

The markets for our products are highly competitive, and we expect aggressive price competition to continue into the foreseeable future. Some of our current and prospective competitors have or may have significantly greater financial, technical, manufacturing, and marketing resources than we have.  Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support.  In order to compete effectively, we must continue to reduce the cost of our products, our manufacturing and other overhead costs, and our operating expenses in order to offset pressured gross margins, while at the same time drive our products into new markets and extend our reach into large format thin display products to expand our revenue base.  In addition, we are focusing more effort on turnkey solutions through the use of software, service and support to differentiate us.  There is no assurance we will be able to compete successfully with respect to these factors.

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

International activities

Sales outside the United States accounted for approximately 42% of our revenues in the first nine months of 2004 and 47% of our revenues in all of 2003. The success and profitability of our international operations are subject to numerous risks and uncertainties, including local economic and labor conditions, political instability, unexpected changes in the regulatory environment, trade protection measures, tax laws and foreign currency exchange rates.

Overview

The projection industry continued to expand at a five year record clip, with third quarter 2004 unit sales increasing an estimated 10% to 15% over the prior quarter.  Regionally, industry unit shipments were strong in the Americas compared to the slower seasonal patterns of Europe and Asia Pacific.  Our unit sales growth was approximately 7% compared to the second quarter of 2004 and approximately 31% from the same period a year ago.  Our overall average selling prices (“ASPs”) during the third quarter of 2004 declined approximately 5% compared to the second quarter of 2004 and declined 13% during the second quarter of 2004 compared to the first quarter of 2004.   As a result, revenues were flat in the third quarter of 2004 at $162.2 million compared to the second quarter of 2004. We achieved gross margins of 17.1% in the third quarter of 2004, which was within our expected target range of 16% to 18% for the third consecutive quarter.  Operating expenses were up as expected from the second quarter of 2004, primarily due to increased sales and marketing expenses related to the launch of our new ultra-thin microdisplay products during the third quarter of 2004.  While we posted a $4.0 million operating loss, other income of $5.7 million related to realized gains on the sale of marketable equity securities and profits associated with our joint venture, Motif, resulted in net income of $1.7 million for the quarter, or $0.04 per share.

Adequate supply of key components such as lamps, lenses, screens and display devices is an area we continue to monitor very closely.  Demand for microdisplay rear-projection televisions and digital cameras has caused lamp, screen and lens vendors to place certain components on allocation and/or lengthen lead times. By working closely with our key suppliers, we have been able to improve component and product availability for the foreseeable future. However, the long lead times for certain components contributed to growth in inventories as we worked to secure adequate supply of product to support our first full holiday buying season in retail with our consumer products and what we expect to be a seasonally strong fourth quarter.

Results of Operations

	Three Months Ended September 30, (1)
	2004		2003
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$162,183	100.0%	$139,310	100.0%
Cost of revenues	134,406	82.9	126,696	90.9
Gross margin	27,777	17.1	12,614	9.1

Operating expenses:
Marketing and sales	18,663	11.5	17,476	12.5
Research and development	6,929	4.3	7,746	5.6
General and administrative	6,205	3.8	6,928	5.0
Long-lived asset impairment	—	—	26,400	19.0
	31,797	19.6	58,550	42.0
Loss from operations	(4,020)	(2.5)	(45,936)	(33.0)
Other income (expense):
Interest expense	(2)	—	(127)	(0.1)
Interest income	372	0.2	494	0.4
Other, net	5,370	3.3	95	0.1
Income (loss) before income taxes	1,720	1.1	(45,474)	(32.6)
Provision (benefit) for income taxes	—	—	401	0.3
Net income (loss)	$1,720	1.1%	$(45,875)	(32.9)%

	Nine Months Ended September 30, (1)
	2004		2003
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$469,861	100.0%	$418,758	100.0%
Cost of revenues	387,683	82.5	381,978	91.2
Gross margin	82,178	17.5	36,780	8.8

Operating expenses:
Marketing and sales	53,541	11.4	55,305	13.2
Research and development	21,450	4.6	25,208	6.0
General and administrative	17,079	3.6	22,347	5.3
Restructuring costs	450	0.1	3,700	0.9
Long-lived asset impairment	—	—	26,400	6.3
	92,520	19.7	132,960	31.8
Loss from operations	(10,342)	(2.2)	(96,180)	(23.0)
Other income (expense):
Interest expense	(3)	—	(237)	(0.1)
Interest income	1,201	0.3	1,263	0.3
Other, net	6,691	1.4	263	0.1
Loss before income taxes	(2,453)	(0.5)	(94,891)	(22.7)
Provision (benefit) for income taxes	(150)	—	3,599	0.9
Net loss	$(2,303)	(0.5)%	$(98,490)	(23.5)%

(1) Percentages may not add due to rounding.

Revenues

Revenues increased $22.9 million, or 16.4%, and $51.1 million, or 12.2%, respectively, in the three and nine month periods ended September 30, 2004 compared to the same periods of 2003.

Projector unit shipments increased 30.5% and 25.7%, respectively, in the three and nine month periods ended September 30, 2004 compared to the same periods of 2003.  The increases in revenue due to the increases in projector units sold were partially offset by a 20.7% and a 20.4% decrease, respectively, in projector average selling prices (“ASPs”) in the same periods. Growth in revenues related to rear screen projection television engines and royalties also contributed to the overall growth in revenue in both periods.

Unit shipments were constrained during the first quarter of 2004 due to a limited supply of key components, primarily lamps.  While these constraints eased during the second quarter of 2004, they still negatively affected our revenue for the period due to outages of certain products relative to demand.  In the third quarter of 2004, we had more reliable sources, although they required longer lead times than typical.

The declines in ASPs of 5% during the third quarter of 2004 compared to the second quarter of 2004 were in line with our quarterly expectations and were primarily due to the continued pressure on pricing related to the ongoing competitive nature of the projection industry.

The fourth quarter is historically a seasonally strong one for us and our industry. We enter the fourth quarter of 2004 with what we believe to be a strong backlog, ample finished goods inventory, a robust lineup of commercial and consumer projectors, new ultra-thin microdisplay products and strong retail partners to reach consumers as we head into the holiday buying season.  However, recent economic and geopolitical developments have increased the levels of uncertainty potentially impacting consumer confidence and business spending over the next several quarters.  Weighing these factors, we expect revenues in the fourth quarter of 2004 to increase to between $175 and $190 million.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004		2003		2004		2003
United States	$90,079	55.5%	$81,452	58.5%	$273,346	58.2%	$228,892	54.7%
Europe	51,005	31.5%	37,382	26.8%	135,771	28.9%	127,383	30.4%
Asia	13,597	8.4%	13,996	10.0%	40,818	8.7%	44,139	10.5%
Other	7,502	4.6%	6,480	4.7%	19,926	4.2%	18,344	4.4%
	$162,183		$139,310		$469,861		$418,758

U.S. revenues increased 10.6% in the third quarter of 2004 compared to the third quarter of 2003 and increased 19.4% for the first nine months of 2004 compared to the first nine months of 2003, reflecting improvements in the economy stimulating demand for projectors and growth of our rear projection television engine revenues and royalty revenues.

European revenues increased 36.4% in the third quarter of 2004 compared to the third quarter of 2003 and increased 6.6% in the first nine months of 2004 compared to the first nine months of 2003.  The improvement in the third quarter of 2004 primarily resulted from an improving Euro region economy during that period.

Asian revenues decreased 2.9% in the third quarter of 2004 compared to the third quarter of 2003 and 7.5% in the nine month period ended September 30, 2004 compared to the nine month period ended September 30, 2003, primarily as a result of overall softness in the Asian markets as well as a slowdown due to our limited ability to sell in the China market until our China customs investigation is fully resolved.

Backlog

At September 30, 2004, we had backlog of approximately $27.6 million, compared to approximately $33.0 million at December 31, 2003. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2004. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margins

We achieved gross margins of 17.1% and 17.5%, respectively, in the three and nine month periods ended September 30, 2004, compared to 9.1% and 8.8%, respectively, in the same periods of 2003.  The increases in gross margins in the three and nine month periods ended September 30, 2004 are due to the following:

•                  release of several new product platforms for both the commercial and consumer markets during the first half of 2004 resulting in a new product line-up that has a greater price/performance value for our customers relative to our production cost;

•                  lower infrastructure costs associated with our restructured business model;

•                  a growing royalty revenue stream related to our patent portfolio;

•                  lower warranty costs due to improving product quality, higher reclaim of defective materials and improved throughput of repairs at UPS;

•                  lower depreciation expense in the first three quarters of 2004 compared to the first three quarters of 2003, primarily due to the long-lived asset impairment charge we took in the third quarter of 2003; and

•                  $0.3 million and $4.7 million, respectively, of inventory write-downs in the three and nine month periods ended September 30, 2004 compared to $1.7 million and $13.7 million, respectively, in the same periods of 2003.

The inventory write-downs in 2004 relate primarily to end-of-life for various product platforms, a decline in market value of the inventory held by customs in China and process and control issues associated with the transition of our U.S. logistics and factory repair activity to UPS.

We achieved our target gross margins of between 16% and 18% during the three and nine month periods ended September 30, 2004 and expect them to remain in that range through the remainder of 2004.  Where we end up within that range in any particular quarter will depend primarily on product mix and the competitive pricing environment during that particular quarter. For example, the improving supply picture could lead to increased competitive pricing pressure in a given quarter or we could see growth in the value-priced segment of the market, either of which could move us to the lower end of the range. Counterbalancing these factors is the level of royalty revenues we record in any period as royalty related revenues have little to no related costs.

Marketing and Sales Expense

Marketing and sales expense increased $1.2 million, or 6.8%, and decreased $1.8 million, or 3.2%, respectively, in the three and nine month periods ended September 30, 2004 compared to the same periods of 2003.  The increase in the three month period resulted primarily from sales and marketing activities surrounding demand generation activities for our products and the launch of our new large-format ultra-thin microdisplay business.  The decrease in the nine-month period was primarily due to efficiencies related to our restructuring actions taken during 2003 and lower depreciation expense due to the long-lived asset impairment charge taken in the third quarter of 2003.  This decrease was partially offset by increases in allocation of shared service expenses to marketing and sales expense, as well as the increase due to the launch of our new microdisplay business mentioned above. Our cost structure in 2004 no longer has in-house manufacturing or logistics and therefore increases the amounts of shared service expenses allocated to operating expenses versus cost of goods sold. We expect marketing and sales expense to increase slightly over the remainder of 2004 as we continue to invest in revenue generation initiatives.

Research and Development Expense

Research and development expense decreased $0.8 million, or 10.5%, and $3.8 million, or 14.9%, respectively, in the three and nine month periods ended September 30, 2004 compared to the same periods of 2003.  The reductions in the year over year periods in research and development expense were primarily related to the increase in our co-development efforts with our manufacturing partners, reimbursement from our customer partners related to engine prototype development, overall lower prototype expenses and lower depreciation expense due to the long lived asset impairment charge taken in the third quarter of 2003.  In addition, in the nine-month period ended September 30, 2004, we recognized a $0.6 million reduction in expense related to repayment of non-recurring engineering expenses by one of our customers upon contract termination.  These decreases were partially offset by increases in allocation of shared service expenses to research and development expense.  In 2004, our research and development efforts will continue to be focused on development of new and improved products, including ultra-thin large displays for the home and commercial use and front projector products for all segments of the market.

General and Administrative Expense

General and administrative expense decreased $0.7 million, or 10.4%, and $5.3 million, or 23.6%, respectively, in the three and nine month periods ended September 30, 2004 compared to the same periods of 2003.   The reduction in general and administrative expense in the year over year periods were primarily due to a decrease in depreciation expense due to the long-lived asset impairment charge we took in the third quarter of 2003, efficiencies gained as a result of our restructuring activities during 2003 and 2004 and a $0.6 million and a $3.6 million decrease, respectively, in bad debt expense.  These decreases were partially offset by increases in legal costs due to our Chinese customs investigation and 3M’s patent infringement lawsuit, increased consulting and audit fees related to the Sarbanes-Oxley internal control certification requirements, and increases in allocated shared service expenses to general and administrative expense.

Restructuring

Restructuring charges of $0.5 million in the nine-month period ended September 30, 2004 were primarily for costs related to our facilities consolidation at our Wilsonville, Oregon headquarters.

At September 30, 2004, we have a remaining accrual for all of our past restructuring activities of $1.3 million.  See further detail in Note 8 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income in the three and nine-month periods ended September 30, 2004 was $0.4 million and $1.2 million, respectively, compared to $0.5 million and $1.3 million, respectively, in the same periods of 2003.

Other income in the three and nine-month periods ended September 30, 2004 was $5.4 million and $6.7 million respectively.  Included in other income in the three and nine-month periods ended September 30, 2004 are a $3.6 million and $4.3 million gain, respectively, on the sale of equity securities and $1.5 million and $2.4 million, respectively, of income related to profitability of Motif, our 50/50 joint venture with Motorola, compared to $0.3 million and $0.4 million, respectively, for the same periods of 2003.   Motif license fees are recognized when licensees’ report sales and resultant royalties, which are currently only contractually required on a semi-annual basis and primarily fall in the first and third quarters of each year. The increase in other income related to our Motif joint venture is due to increased usage of Motif technology by the licensees. The remainder of other income in the three and nine-month periods primarily relates to foreign currency transaction gains and losses recorded in each period.

Income Taxes

Income tax benefit of $150,000 in the nine-month period ended September 30, 2004 primarily relates to a tax refund resulting from the filing of our 2003 tax return, offset by anticipated 2004 tax expense in certain foreign tax jurisdictions.

Income tax expense of $0.4 million and $3.6 million, respectively, in the three and nine-month periods ended September 30, 2003, relates to income tax expense in certain foreign tax jurisdictions. In addition, in the second quarter of 2003, we increased our valuation allowance for foreign deferred tax assets due to larger than anticipated operating losses in other foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash were $79.3 million at September 30, 2004.  At September 30, 2004, we had working capital of $221.6 million, which included $24.0 million of unrestricted cash and cash equivalents, $30.0 million of short-term marketable securities, and $9.2 million of assets held in China. The current ratio at September 30, 2004 and December 31, 2003 was 2.5 to 1 and 2.7 to 1, respectively.

In October 2004, we entered into a two-year $40 million line of credit facility with Wells Fargo Foothill, Inc. to finance future working capital requirements in support of revenue growth.  Pursuant to the terms of the credit agreement, the company may borrow up to $40 million subject to a borrowing base determined on eligible accounts receivable.  For additional details regarding the credit facility, see Note 11 in Notes to Consolidated Financial Statements.

Our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, and various other investments are included as part of our short-term marketable securities balance.  During the three and nine-month periods ended September 30, 2004, we recognized $3.6 million and $4.3 million, respectively, upon the sale of such securities.  The total market value of the remaining investments increased by $16.7 million during the first nine months of 2004 and is recorded as an unrealized gain directly in shareholders’ equity.  The total unrealized appreciation of these investments totaled $25.0 million as of September 30, 2004.  As market conditions warrant, we may choose to sell more of our marketable securities resulting in additional realized gains.

We anticipate that our current cash and marketable securities, along with cash we anticipate to generate from operations and the option of borrowing against our line of credit will be sufficient to fund our operating and capital requirements for at least the next 12 months.

At September 30, 2004, we had one outstanding letter of credit totaling $20.0 million, which expires February 2, 2005. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $24.0 million of cash and marketable securities that is reported as restricted on the consolidated balance sheet. The remainder of the restricted cash, totaling $1.2 million, relates to value added tax deposits with foreign jurisdictions.

Accounts receivable increased $3.2 million to $119.3 million at September 30, 2004 compared to $116.1 million at December 31, 2003.  The increase in the accounts receivable balance was primarily due to an increase in days sales outstanding.  Days sales outstanding increased to 66 days at September 30, 2004 compared to 56 days at December 31, 2003 due primarily to a larger portion of revenues being generated during the third month of the quarter.

Inventories increased $96.4 million to $158.7 million at September 30, 2004 compared to $62.3 million at December 31, 2003.  See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. Inventory, net of related reserves, being held by the Chinese authorities in connection with their investigation totaled $2.8 million and $5.1 million as of September 30, 2004 and December 31, 2003, respectively.  The increase in inventory is due to increases in finished goods inventory.   The increase in finished goods is primarily due to an increased volume of finished goods that were in transit via ocean from our contract manufacturers, as well as a revenue shortfall in the quarter compared to expectations.  In addition, we have agreed to consign inventory at certain retail customers until it is sold by the retailer, at which point, we recognize the revenue.   At September 30, 2004 we had approximately $45.3 million of inventory either in transit or on consignment compared to approximately $18.1 million at December 31, 2003.  The increase of in-transit inventory being shipped via ocean from our contract manufacturers allows us to take advantage of lower cost ocean freight costs.  At September 30, 2004, we had approximately five weeks of inventory in the Americas channel compared to approximately three weeks at December 31, 2003. Annualized inventory turns were approximately 4.0 times for the quarter ended September 30, 2004, 4.9 times for the quarter ended September 30, 2003 and 8.3 times for the quarter ended December 31, 2003.

Outsourced manufacturer receivables decreased $3.8 million to $195,000 at September 30, 2004 compared to $3.9 million at December 31, 2003 due to our outsourced manufacturers directly procuring the majority of their components and collection of outstanding balances.

Other current assets decreased $2.5 million to $14.0 million at September 30, 2004 compared to $16.5 million at December 31, 2003.  The decrease is mainly due to collections of value added tax receivables in Europe and lower prepaid expenses at September 30, 2004 compared to December 30, 2003.  Other current assets at both September 30, 2004 and December 31, 2003 include our $6.4 million deposit with the Chinese authorities in connection with their investigation of our import duties.

Expenditures for property and equipment, totaling $8.4 million in the first nine months of 2004, were primarily for product tooling, information technology upgrades and furniture. Of the $8.4 million, $2.1 million was used to buy certain furniture and equipment that had previously been under operating leases. Total expenditures for property and equipment are expected to be between $10 and $12 million in 2004, primarily for product tooling and routine information technology upgrades.

Other assets increased $5.4 million to $8.8 million at September 30, 2004 compared to $3.5 million at December 31, 2003 primarily due to strategic minority interest investments in companies as part of our advanced research and development efforts and growth in our investment in Motif.  Included in other assets are net patents and trademarks, goodwill, deposits, venture capital investments and the investment in our joint venture with Motorola, Motif.

Accounts payable increased $27.4 million to $113.2 million at September 30, 2004 compared to $85.9 million at December 31, 2003, primarily due to increased payables to key suppliers related to increased inventory.

Payroll and related benefits payable decreased $2.1 million to $4.4 million at September 30, 2004 compared to $6.5 million at December 31, 2003, primarily due to lower accrued vacation balances and fewer numbers of days accrued at September 30, 2004 compared to December 31, 2003.  In Europe, the lower accrued vacation balances are related to increased vacation time being taken during the summer months.  In the U.S., in the beginning of 2004, we adopted a “use it or lose it” vacation policy and no longer accrue vacation earned but not used on our consolidated balance sheet.  The balance that was remaining at December 31, 2003 is declining as employees take previously earned time off and per the new policy no new accruals are required.

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

However, during the first quarter of 2004 we outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions (UPS) in Louisville, Kentucky.  We are reliant on UPS to effectively and accurately manage our U.S. inventory, service repair and logistics functions.   Throughout the first three quarters of the year, we have continued to work through transitional issues associated with these activities primarily related to process and control issues between our systems and the UPS systems.  As a result of these issues, we experienced a variety of customer satisfaction issues and recorded inventory reserves in each of the first two quarters of the year, but did not need to record additional reserves in the third quarter of this year.  We continue to work with UPS to improve the effectiveness and efficiency of processes and controls to improve customer service and reduce our costs of logistics and service repair operations.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  We continue to work closely with the Chinese customs officials.  During the second quarter of 2004, we received formal notification that our case in now considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.   In addition, during the second quarter of 2004, we were allowed to start selling previously impounded inventory and transferring agreed upon amounts per unit directly to Shanghai Customs to represent an additional deposit pending final resolution of the case.  Subsequent to the end of the third quarter of 2004, we secured the release of approximately 60 percent of the projectors being held by Shanghai Customs and have since sold those units to a customer in China.  As a result, we have made an additional deposit with Shanghai Customs of approximately $5.9 million.

As of September 30, 2004, Chinese customs officials held a cash deposit of approximately $6.4 million which is recorded in other current assets on our consolidated balance sheet, and $2.8 million of inventory.  The release of the cash deposit, now totaling $12.3 million, is dependent on final case resolution.  At this time, we are not able to estimate when this case will ultimately be resolved or its financial impact on us and therefore have not recorded any expense in our statement of operations related to this matter.  For a more complete description of this investigation, see Item 3. in our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 10, 2004.

3M

In January 2004, 3M filed a lawsuit in United States District Court in Minnesota, claiming that our light engine technology violated one of their patents.  On April 22, 2004, 3M formally served InFocus with the lawsuit.  We have reviewed the complaint and the relevant patent and believe we have meritorious defenses to the claims made in the lawsuit, and therefore, have not recorded any expense in our statement of operations related to this matter.  During the second quarter of 2004, we filed for dismissal of the suit in Minnesota and for a declaratory judgment in Oregon, which, if successful, would dismiss the current case in Minnesota and narrow jurisdictional scope of the lawsuit to an Oregon court.  No decisions have been reached on these legal actions.

In the second quarter of 2004, we filed a lawsuit against 3M in United States District Court in Oregon, claiming that 3M is selling products that incorporate our patented projection lamp safety interlock system.  We are seeking monetary damages, as well as injunctive relief to prevent 3M from continuing to sell products to its customers that incorporate this technology.

Item 6.  Exhibits

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

Date: November 8, 2004	INFOCUS CORPORATION

	By:	/s/ C. Kyle Ranson
C. Kyle Ranson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael D. Yonker
Michael D. Yonker
Executive Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer)