Form 10-K
period 2004-12-31
INFOCUS CORP
filed 2005-03-04
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes   ☒   No   ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($8.50) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004), was $257,296,581.

The number of shares outstanding of the Registrant’s Common Stock as of February 15, 2005 was 39,645,787 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2005 Annual Meeting of Shareholders.

INFOCUS CORPORATION
2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1.      Business

Forward Looking Statements and Factors Affecting Our Business and Prospects

Some of the statements in this annual report on Form 10-K are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements in this Form 10-K are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words like “intend,” “plan,” “believe,” “anticipate,” “project,” “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words or phrases of similar meaning. They may relate to, among other things:

•       our ability to operate profitably;

•       anticipated commencement of operations and initial product shipments by South Mountain Technologies, our newly formed joint venture with TCL Corporation;

•       the supply of components, subassemblies, projectors, and display products;

•       our financial risks;

•       fluctuations in our revenues and results of operations;

•       our ability to manage future growth; and

•       our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses, and expenditures for property and equipment.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, which may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. These risks and uncertainties may include, but are not limited to, those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 7, under the heading “Factors that Could Affect Future Results.”

Where You Can Find More Information

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.infocus.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our investor relations department at (503) 685-8609.

Company Profile

InFocus Corporation is the worldwide leader in digital projection technology and services based on market share. Our products include projectors, thin displays and related accessories and solutions for business, education, government and home users. Beginning in 2005, we organized our operations into three lines of business to better align our resources to take advantage of the opportunities and minimize the challenges presented by each business line and ensure that we are growing each line of business profitably as we move into the future. The three lines of business are Projectors, Displays and Complementary Products, Solutions and Integration. In addition, we have formed a team to focus on growing our royalty revenue stream through licensing of our intellectual property. All other functions in the company including sales, corporate marketing, operations, service and our administrative functions support each line of business. According to Stanford Resources, the worldwide market for front projectors is expected to steadily grow from $7.8 billion in 2004 to $9.1 billion in 2007, representing a compound annual growth rate of 6%. In addition, the worldwide markets for commercial displays and rear projection televisions greater than 40 inches in diagonal are estimated by Stanford Resources to grow much faster from $8.4 billion in 2004 to $13.8 billion in 2007, representing a compound annual growth rate of 18%.

Projectors Line of Business

We are a pioneer in the digital projection industry with the #1 most recognized brand in the U.S. projector industry, according to TFCinfo. We also had a 12% worldwide market share in 2004 for all projectors, according to Pacific Media Associates. Our projectors deliver big picture experiences for business, education, government and home users in a variety of settings including training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving the sharing of computer-generated and/or video information with an audience.

We have established four product platforms for our projectors, each supporting multiple individual products, intended to meet the diverse projection requirements of our customers. These platforms are:

•       mobile projectors, intended for mobile professionals who place a premium on reduced size and weight;

•       meeting room projectors, intended for conference or training room environments;

•       installation and integration projectors, intended for large venues and auditorium environments; and

•       home entertainment projectors, intended for home cinema, home theater and gaming and entertainment experiences in the home.

We leverage our technological expertise and experience to deliver products that include true multimedia capabilities, can be integrated with other technologies and have a number of user friendly features to improve ease of use for our end customers. Users can connect to a variety of sources including digital and analog PCs, DVD players, HDTVs, S-video, VCRs, workstations, laser disc players and gaming devices.

We conduct and support research and development to expand the category, deliver new projection technologies and communicate the value of projection to professionals, educators and consumers. We leverage multiple projection technologies, including polysilicon LCD and Digital Light Processing™ (DLP) technology from Texas Instruments and develop proprietary imaging technology that we have licensed to a number of other vendors.

Displays Line of Business

We entered the displays business in 2003 by initially providing light engines for large standard depth rear screen projection televisions to certain television manufacturers, most notably Thomson RCA. By leveraging our investments in front projection technology and existing DLP technology, in 2004 we released the InFocus Light Engine, which integrates our proprietary, patent-pending engine and screen technology with a micro-display device currently using Texas Instruments’ DLP™ technology. The InFocus Light Engine enables a new breed of ultra-thin micro displays above 50 inches in diagonal, combining the high quality image of a DLP rear projection television with an ultra-thin form factor that can be wall mounted, much like plasma and LCD displays, and provides a competitive price performance alternative in the market.

We began shipping our sub 7-inch thin ultra-thin microdisplay televisions and commercial displays based on the InFocus Light Engine late in the third quarter of 2004. In addition, Thomson RCA and Clarity Visual Systems are using the InFocus Light Engine in their product offerings on a co-branded OEM basis.

We also currently offer 30- and 40- inch diagonal thin displays for the commercial market leveraging direct view LCD technology provided by a third party in order to complete our portfolio of products for thin displays. Our value added channel partners have indicated that a complete lineup of different size and capability thin displays is an important ingredient for them securing business in this new and emerging market.

South Mountain Technologies-A 50/50 Joint Venture with TCL

On December 14, 2004, we and TCL Corporation (TCL), through wholly-owned subsidiaries, entered into a Shareholders Agreement to create a 50-50 owned joint venture named South Mountain Technologies (SMT). SMT was formed with the goal of integrating the low cost, high quality manufacturing capabilities of TCL with the innovative digital projection design leadership of InFocus. SMT’s business plan is to manufacture and sell projection engines on an OEM basis for rear projection televisions, commercial digital signage screens and front projectors to the parent companies and other brand operators in both China and the broader global market place. TCL is a leading multimedia consumer electronics manufacturing company in China, and through its majority-owned joint venture with Thomson, TCL Thomson Electronics (TTE), is now the largest manufacturer of televisions in the world. TTE has been a customer of ours, buying our standard and ultra-thin microdisplay rear projection light engines. TTE has also been the contract manufacturer for our ultra-thin microdisplay television, the ScreenPlay 61. Moving forward, TTE is expected to purchase rear projection light engines from SMT.

Each joint venture partner will contribute management personnel and an equal number of board members to manage and govern SMT. Each of the parties has also committed to invest $10 million in cash in the joint venture, for a total of $20 million in cash, to be contributed over the course of 2005 as agreed upon milestones are achieved. We are working to obtain all the necessary approvals to begin full operations in China, and at this time, believe these approvals will be secured in order to begin production during the second quarter of 2005. We expect to benefit from the joint venture through lower material costs on products procured from SMT, opening up the market for InFocus products in China and receiving royalties on the sale of products by SMT to third parties, including TCL. We will record 50% of the SMT operating results as a component of other income (expense) in our statement of operations on a quarterly basis. We expect SMT will have start-up losses from operations through mid 2006 before turning to profitability. Additional capital contributions by the parent companies beyond their initial $10 million commitments may be required to either fund start-up losses or provide future working capital as SMT grows its business. See Note 10 of Notes to Consolidated Financial Statements for additional details regarding SMT.

Structurally, SMT will consist of an offshore parent holding company with three wholly owned subsidiaries; a manufacturing, research and development center in Shenzhen, China and research and development centers in Wilsonville, Oregon and Fredrikstad, Norway. Shenzhen will be the headquarters for the joint venture.

In addition, we have agreed to license a significant portion of our projection patent portfolio on a nonexclusive basis to SMT to allow shorter time to market and access to our innovative technology. In exchange, SMT will pay us a royalty for products sold to third parties that incorporate our patented technology.

Working together with TCL to make SMT a success is a key initiative for the Projectors and Displays lines of business. SMT is expected to allow both lines of business to realize a number of benefits including:

•       Driving down material costs by supplying both parents and third parties with high volume products;

•       Leveraging a low cost structure and supply base in China enabling a competitive business model that lowers our future product costs;

•       Opening up the Chinese market for InFocus products and expanding duty free revenue growth potential in Asia;

•       Creating a royalty revenue stream to InFocus on sale of product to third parties by SMT, including TCL, as a result of licensing SMT our intellectual property;

•       Expanding the range and reach of our research and development capability by adding a research facility in China to go along with SMT research facilities in Norway and the U.S.;

•       Royalty free access to future technology developments from SMT;

•       Recording 50% of SMT operating results as a component of other income (expense) in our statement of operations on a quarterly basis; and

•       Reducing our reported operating expenses by approximately $4 million in 2005 compared to 2004 as a result of the transfer of personnel and support infrastructure to SMT.

Complementary Products, Solutions and Integration Line of Business

Our projection and displays lines of business are in the center of the digital convergence allowing people to experience and see large images. One of our greatest assets is the InFocus brand which was again recently voted as the #1 recognized brand of projectors in the industry by end users in the independent 2005 U.S Projector Brand Study conducted by TFCinfo. We created our complementary products, solutions, and integration line of business to extend our brand proposition into complementary strategic markets and create incremental profitable revenue opportunities going forward. This line of business is tasked with implementing new innovative digital visual and audio immersion experience solutions for our customers by leveraging our technology portfolio, including our wireless and networking solutions for projectors. We expect to announce new product offerings over the course of 2005 from this line of business.

Licensing our Intellectual Property

We currently have royalty arrangements with Texas Instruments, which uses a portion of our technology in their DDP2000 DMD, with BenQ for various projection related technologies, and with SMT allowing them to leverage our extensive patent portfolio to speed time to market. In early 2005, we formed a team to pursue further intellectual property licensing opportunities, with a goal of generating a growing royalty revenue stream from these activities over the coming years.

In addition to our projection intellectual property, we also generate licensing profits from Motif, our 50/50 joint venture with Motorola. Motif has executed numerous licenses for its active addressing technology, with additional licenses under negotiation. Motif results are not consolidated with InFocus, but we report our share of the net income of Motif as a component of other income.

Sales and Customer Service

We have devoted significant resources to developing and supporting a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. We sell our InFocus and ASK Proxima brand products through wholesale distributors, which in turn sell to PC resellers, audiovisual resellers, online providers, catalogs, education resellers and government resellers. In addition, we have developed an extensive network of retailers including office products retailers, consumer electronics retailers, club stores, specialty retailers and home shopping networks. During 2004, we achieved over 30% market share in the U.S. for this emerging channel for our product category and we expect this channel of distribution to grow in importance in the future. In addition, we also offer our products for sale through our InFocus web store in the U.S., United Kingdom and Australia. We expect to open additional web direct stores in other geographies over the course of 2005. Finally, we also have a few private label OEM arrangements with companies that resell our projectors under their own brands.

Our customer service organization supports customers through a call center and an Internet based support program. We also provide outsourced factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, and technical publications for our customers and end-users.

Current Products

Our products are compatible with all major personal computers and video sources used in business, education and home entertainment. Two key characteristics of our products are resolution and video performance. Resolution is defined by using standard industry terms SVGA, XGA, SXGA, SXGA+ and UXGA, which are terms that define the number of pixels in a display. An SVGA display has 480,000 pixels (800X600), an XGA has 786,432 pixels (1,024X768), an SXGA has 1,310,720 pixels (1,280X1,024), an SXGA+ has 1,470,000 pixels (1,400X1,050) and a UXGA has 1,920,000 pixels (1,600X1,200). Video resolution in home entertainment projectors is defined as either 480p (854X480), 576p (1024X576), 720p (1280X720) or 1080p (1,920X1080). We utilize the latest in video electronics to improve the video performance over normal projection devices.

Our current product offering is as follows:

Mobile Projectors:

InFocus LP®120 and ASK Proxima M1 are digital mobile projectors weighing 1.98 lbs (.9kg) with 1,000 lumens, 2000:1 contrast ratio, native XGA resolution, a zoom lens, a user defined keypad, an interactive LDC display, data/video connectivity standard and DLP technology.

InFocus LP®70+ and ASK Proxima M2+ are digital mobile projectors weighing 2.4lbs (1.1kg) with 1,500 lumens, 1100:1 contrast ratio, native XGA resolution, a zoom lens, data/video connectivity standard and DLP technology.

Meeting Room Projectors:

InFocus X2 and ASK Proxima C110 have 1,600 lumens, SVGA resolution, weigh 6.8lbs (3.1kg), and have analog connectivity, Faroudja Video and DLP technology.

InFocus X1a has 1,100 lumens, SVGA resolution, weighs 6.8lbs (3.1kg), and has analog connectivity, Faroudja Video and DLP technology.

InFocus LP®540 and ASK Proxima C160 have 1,700 lumens, XGA resolution, weigh 7.5lbs (3.4kg), have analog and digital connectivity, a user-defined keypad, an interactive LCD display, automatic vertical keystone correction, with .79” polysilicon LCDs.

InFocus LP®600 and ASK Proxima C170 have 2,000 lumens, native XGA resolution, weigh 5.2lbs (2.4kg), have analog and digital connectivity, PC free playback through a standard USB flash drive using our exclusive LitePort functionality, a user-defined keypad, an interactive LCD display, and DLP technology.

InFocus LP®640 and ASK Proxima C180 have 2,200 lumens, XGA resolution, weigh 7.5lbs (3.4kg), have analog and digital connectivity, a user-defined keypad, an interactive LCD display, automatic vertical keystone correction, with .79” MLA polysilicon LCDs.

Installation and Integration Projectors:

InFocus LP®815 and ASK Proxima C410 are .99” LCD-based projectors offering installation quality and meeting room flexibility. These products have 2,800 lumens and significant flexibility for a sub-15 pound projector.

InFocus LP®820 and ASK Proxima C420 are .99” LCD-based projectors offering installation quality and meeting room flexibility. These products have 3,200 lumens and significant flexibility for a sub-15 pound projector.

InFocus LP®840 and ASK Proxima C440 are .99” LCD-based projectors designed for larger venues. These products have 3,500 lumens and significant flexibility for a sub-20 pound projector. With interchangeable, user-replaceable lenses, motorized lens shift and full connectivity, they can be adapted to almost any application.

InFocus LP®850 and ASK Proxima C450 are .99” LCD-based projectors designed for larger venues. These products have 4,500 lumens and significant flexibility for a sub-20 pound projector. With interchangeable, user-replaceable lenses, motorized lens shift and full connectivity, they can be adapted to almost any application.

Home Entertainment Projectors:

InFocus ScreenPlay 4805 has 750 video optimized lumens, native 480p 16:9 video resolution, a 2000:1 contrast ratio, comes calibrated to D65 color mastering standards, weighs 7.8lbs (3.6 kg) and have analog and digital (DVI) connectivity with High Bandwidth Digital Content Protection (HDCP), Faroudja video processing and DLP technology.

InFocus ScreenPlay 5000 has 1,100 video optimized lumens, native 720p 16:9 video resolution, a 1200:1 contrast ratio, weighs 7.5lbs (3.4 kg) and have analog and digital (DVI) connectivity with HDCP, Genesis video processing, and .7” Dream4 polysilicon LCDs

InFocus ScreenPlay 5700 has 1,000 video optimized lumens, native 576p 16:9 video resolution, a 1400:1 contrast ratio, comes calibrated to D65 color mastering standards, weigh 9.5lbs (4.3kg), has analog and digital (DVI) connectivity with HDCP, Faroudja video processing and DLP technology.

InFocus ScreenPlay 7205 has 1,100 video optimized lumens, a 2200:1 contrast ratio, true High Definition 720p video resolution, comes calibrated to D65 color mastering standards, weighs 9.5 lbs (4.3 kg), has analog and digital (DVI) connectivity including HDCP, Faroudja video processing and DLP technology.

InFocus ScreenPlay 7210 has 1,100 video optimized lumens, a 2800:1 contrast ratio, true High Definition 720p video resolution using DarkChip3 DLP technology, comes calibrated to D65 color mastering standards, weighs 9.5 lbs (4.3 kg), has analog and digital (DVI) connectivity including HDCP, and Faroudja video processing.

InFocus ScreenPlay 777 has a 3-chip DLP system delivering native High Definition 720p video resolution, comes calibrated to D65 color mastering standards, weighs 44 lbs (20.2 kg), has analog and digital (DVI) connectivity including HDCP, and Faroudja video processing.

Projection Solutions:

ProjectorNet is a client/server based software application designed to allow IT and facilities personnel to manage multiple projectors from a single PC. Utilizing a standard Microsoft® MMC snap-in, ProjectorNet gives organizations the power to manage projectors over the network, just as they would other shared computing and communication assets such as PCs and printers.

LiteShow® offers users wireless freedom through cable free digital projection. LiteShow® is Wi-Fi 802.11b compliant and uses industry leading 128-bit data encryption to ensure security. LiteShow® is also platform independent and works with all InFocus, ASK, Proxima and ASK Proxima projectors with a standard M1-DA connector.

LitePort® allows users to use their projector without being connected to a computer by converting digital images to Liteport® viewable media on a standard USB flash drive. By simply plugging your USB flash drive into the Liteport® slot in your projector, you are ready to present your converted materials PC free. This new capability is currently only available on the InFocus LP®600 and ASK Proxima C170 projectors.

Light Engines for Rear Projection Products:

IROC2 has 720p resolution (1280x720) and a 16:9 aspect ratio. It is designed for use in 50”+ diagonal rear projection televisions.

InFocus Light Engine enables a new category of large area (>50” in diagonal) ultra-thin rear projection microdisplays that are thin and light enough to hang on a wall. This product integrates proprietary, patent-pending engine and screen technology with a micro display device currently using DLP technology. It also has 720p video resolution and a 16:9 aspect ratio.

Commercial Thin Display Products:

The TD30 is a 30” diagonal thin display product that is four inches thin, built with active matrix LCD technology, and offers a 50,000 hour backlight life. The TD30 can be connected to a wide variety of data sources including DVD’s, computers, and live television feeds through its five video connections and two data connections.

The TD40 is a 40” diagonal thin display product that is under five inches thin, weighs 62 lbs., and is built with active matrix LCD technology. The TD40 can be connected to a wide variety of data sources and offers picture in picture and dual image data display.

The TD61 is a 61” diagonal commercial thin display product incorporating the InFocus Light Engine. The TD61 is under 7 inches thin, weighs 100 lbs, and offers 500 nits of brightness. The TD61 can be connected to a wide variety of data sources, is wireless ready and has zero burn in.

Consumer Thin Display Products:

The InFocus ScreenPlay61md10 micro display television incorporates the InFocus Light Engine and delivers a 16:9 format, native high definition image in a form factor under 7 inches thin and weighing 135 lbs. With a contrast ratio of 1000:1, a 160 degree viewing angle, multiple connectivity options, zero burn in, and a robust sound system, the InFocus ScreenPlay 61md10 is designed to hang on the wall competing with large diagonal plasma and LCD televisions.

The InFocus ScreenPlay 50md10 micro display television incorporates the InFocus Light Engine in a form factor under 7 inches thin and weighing 121 lbs. The InFocus ScreenPlay 50md10 offers the same full set of features as its sister product, the InFocus ScreenPlay 61md10.

Product and Technology Development

We continue to invest in research and development primarily for development of new projection products, display products and complementary products and solutions such as our networking and wireless initiatives. We plan to continue to invest in research and development to enable continued innovation in our product and solution offerings.

We expended $28.9 million, $33.2 million and $37.8 million on research and development activities for the years ended December 31, 2004, 2003 and 2002, respectively.

Marketing, Distribution and Geographic Sales

As our industry has grown and matured, our marketing and distribution strategy has evolved so that we can reach end-user customers with our products when and where they want to buy them. This strategy has resulted in offering products under two different brands, creating a differentiated product line for the home and developing private label OEM arrangements. We offer these products through multiple distribution channels.

In addition to our main InFocus brand, we have created a global reseller brand, ASK Proxima, to allow qualified value added dealers to create a unique value proposition, bundling our products with their other product and service offerings. The InFocus ScreenPlay product line, the designator of our video enhanced home entertainment products, has become widely recognized in the home theater industry and with specialty audio/video retailers. Lastly, we have private label OEM arrangements with a few companies that resell our projectors under their own brand.

We sell our products through multiple distribution channels, including direct resellers, and indirect resellers that procure product from our distributor customers. Over the years, we have devoted significant resources to develop and support a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. In the U.S., we offer our products through authorized professional audiovisual dealers and direct resellers. We also sell our products through wholesale distributors, which in turn sell to PC resellers, online providers, catalogs and government resellers. We also sell our products directly to office products retailers, consumer electronics retailers, club stores, specialty retailers, and home shopping networks.

In addition, we sell our products and services directly to large multinational organizations via our Strategic Accounts Program. Strategic Accounts customers work with our teams to identify their presentation technology needs company-wide, then consolidate their purchase and support requirements across geographic boundaries. Sales of projectors and services are fulfilled either directly by us or through one of our local authorized business partners.

We see a growing opportunity in offering end-users the option of purchasing products directly from us over the Internet. Customers can now purchase most of our products and accessories directly from our online store in the U.S., United Kingdom, and Australia if they desire.

Outside the U.S., we sell our products to distributors and dealers worldwide. These distributors sell our products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. Sales subsidiaries, located in Singapore, China, Norway, Germany, Sweden, Switzerland, France and The Netherlands work with international distributors and local direct dealers to sell and support our products.

Geographic revenues as a percentage of total revenues were as follows:

	2004	2003	2002
United States	56.8%	53.1%	54.1%
Europe	29.4	29.4	29.6
Asia	8.8	13.1	11.1
Other	5.0	4.4	5.2
	100.0%	100.0%	100.0%

Long-lived assets by geographic region are as follows (in thousands):

December 31,	2004	2003
United States	$22,137	$15,335
Europe	2,692	3,281
Asia	100	752
	$24,929	$19,368

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, approximately 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and retail holiday buying season in the fourth quarter by larger wholesale distribution partners and retailers, typically leads to our strongest revenues being in the fourth quarter of each year. In addition, we sell our products into the education and government markets that in the United States typically see seasonal peaks in the third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Japanese competitors with March 31 fiscal year ends.

Sales Returns and Incentives

Some distributor and dealer agreements allow for limited partial return of products and/or price protection. Such return rights are generally limited to a contractually defined short-term stock rotation and defective or damaged product, although we have granted retailers return policies consistent with the retailers’ return policies for their customers. We also have incentive programs for dealers and distributors whereby rebates are offered based upon exceeding a percentage of quarterly and annual volume goals.

Service

Our global service and solutions include: call center and Internet customer support, factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, warranty extension contracts, service contracts, service-related training, service engineering and technical publications (including Service Guides, Technical Bulletins and User Guides). Design and consulting support is available for our authorized product integration resellers.

Our service organization has facilities in Wilsonville, Oregon, Amsterdam and Singapore. Factory repair is performed in partnership with UPS Supply Chain Solutions (United States), DEXE (Ireland) and PCS (Asia Pacific).

In addition, personnel in approximately 160 Authorized Service Centers worldwide are trained by us to provide warranty, product repair, technical support, and training to their resellers and end-user customers.

Customers have access via telephone and email in the United States, Europe and Asia or the worldwide web to technical specialists who answer application and hardware questions. All current products are covered by a warranty for parts and labor with varying terms depending on the product and geography. Extended service agreements are available for purchase. Examples of enhanced service programs offered for purchase include product loaner programs to support end users while products are being repaired.

Manufacturing and Supply

The principal components of our projector and display products are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, lenses, plastic housing parts and electronic sub-assemblies. We qualify certain parts manufactured to our specifications and also design and deliver certain electronic components for sub-assembly. The DMD imaging engines are produced in class 10,000 clean room environments, requiring the design, specification and handling of precision optics. The manufacture of finished projectors includes precise alignment of optical elements and 100% image quality testing.

Our projector contract manufacturers, Flextronics in Malaysia and Funai Electric Company in China, currently manufacture the majority of our projectors. Flextronics and Funai are directly sourcing most of the components with their suppliers. Thomson RCA is currently doing final assembly of our ultra-thin microdisplay televisions and Clarity Visual Systems is currently doing final assembly of our ultra-thin commercial microdisplay products. We are currently in the process of transitioning manufacturing of rear screen projection television engines, including the InFocus Light Engine, to SMT.

Customers

We sell our products to a large number of customers worldwide. Ingram Micro accounted for 13.3%, 12.4% and 14.5% of our total revenues in the years ended December 31, 2004, 2003 and 2002, respectively. Ingram Micro also accounted for 12.1%, 10.4% and 13.4% of our accounts receivable balance at December 31, 2004, 2003 and 2002, respectively. No other customer accounted for 10% or more of our total revenues in 2004, 2003, or 2002.

Backlog

We had backlog of approximately $25.4 million at December 31, 2004, compared to approximately $33.0 million at December 31, 2003. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2005. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Competition

Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution, and customer support. We believe that our leadership in developing technologies and our focused effort on development activities give us a competitive advantage.

Our Projectors line of business faces competition for our projectors from 30 to 40 manufacturers, twelve of which, including us, make up approximately 80% of the products sold in the industry. We expect continued competition as new technologies, applications and products are introduced. Our principal current competitors include Epson, Sony, NEC, Sanyo, BenQ, Dell, HP, Coretronic, Panasonic, Hitachi and Toshiba.

Our Displays line of business faces competition from a number of companies in both the consumer and commercial flat panel display markets. Prior to the introduction of our new ultra-thin microdisplay technology, this industry had two major technologies, active matrix LCD and plasma. The competitors in the consumer display market include Samsung, Sony, Sharp and Philips. The competitors in the commercial display market include Panasonic, Pioneer and NEC.

Patents, Trademarks and Licenses

We have been issued more than 145 United States patents and numerous corresponding foreign patents covering various aspects of our display systems. In addition, numerous applications for United States patents are pending on inventions that enable our display systems to be lighter, easier to use, and produce brighter optimized images. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

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

We claim rights in the following trademarks including registrations for “InFocus,” “Proxima,” “LP,” “LitePro,” “LiteShow,” “ASK,” “ScreenPlay”, “LitePort,” “The Big Picture”, “ProjectNet” and “Epresenter.”  In addition, we have additional trademark registrations registered or pending in the United States and either hold or have registrations pending for our most important trademarks in over 40 foreign countries.

Employees

As of December 31, 2004, we had 739 employees, including 70 temporary personnel primarily engaged through the services of an employment agency. We believe relations with our employees are good.

Item 2.      Properties

We lease a 140,000 square foot facility in Wilsonville, Oregon, which is our corporate headquarters. This lease is non-cancelable and expires in October 2011. We also lease space in Fredrikstad, Norway, Amsterdam, The Netherlands and Hilversum, The Netherlands, under leases expiring on February 1, 2011, September 30, 2007 and September 30, 2008, respectively.

We closed our Hilversum, The Netherlands facility in October 2002. We have sublet this entire facility to two separate tenants for a portion of the total lease obligation value. We have estimated and provided for the anticipated loss for the Hilversum property lease as part of our restructuring accrual.

In connection with our December 2004 Norway restructuring plan, we announced our intention to close our Fredrikstad, Norway office during the first quarter of 2005. We are currently attempting to sublet this property, but currently are estimating that a restructuring charge of between $2.2 million and $3.5 million will be required as we vacate these premises during the first half of 2005.

In addition, we have several operating leases for smaller sites in the United States and internationally to support our local sales and support activities. We also own approximately 20 acres of property adjacent to our Wilsonville, Oregon facility, which are being held for possible future development.

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

China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities. In mid-May 2003, Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations. The Chinese authorities are questioning the classification of our products upon importation into China. Since we established operations in China in late 2000, our Chinese subsidiary has imported data projectors. The distinction between a data projector and a video projector is important because the duty rates on a video projector have been much higher than on a data projector. If the video projector duty rate were to be applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.

We continue to work closely with the Chinese customs officials to resolve this matter. During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.  In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. In the fourth quarter of 2004, we secured the release of approximately 60% of the projectors being held by Shanghai Customs and sold them to a customer in China. As a result, we made an additional deposit with Shanghai Customs of approximately $5.9 million, bringing our total deposit as of December 31, 2004 to $12.2 million. This deposit is recorded in other current assets on our consolidated balance sheet. Subsequent to December 31, 2004, we made an additional deposit of $2.1 million for the release of additional inventory.

The release of the cash deposit is dependent on final case resolution. At this time, we are not able to estimate when this case will ultimately be resolved or its financial impact on us and therefore have not recorded any expense in our statement of operations related to this matter.

3M

In January 2004, 3M filed a lawsuit in the United States District Court in Minnesota, claiming that our light engine technology violated one of their patents. We have reviewed the complaint and the relevant patent and believe we have meritorious defenses to the claims made in the lawsuit, and therefore, have not recorded any expense in our statement of operations related to this matter. During the second quarter of 2004, we filed for dismissal of the suit in Minnesota and for a declaratory judgment in Oregon, which, if successful, would have dismissed the current case in Minnesota and narrow jurisdictional scope of the lawsuit to an Oregon court. On February 11, 2005 the Minnesota court denied our request to dismiss the case. However, we will continue to pursue the case in Minnesota and present our various defenses against 3M.

In the second quarter of 2004, we filed a lawsuit against 3M in the United States District Court in Oregon, claiming that 3M is selling products that incorporate our patented projection lamp safety interlock system. We are seeking monetary damages, as well as injunctive relief to prevent 3M from continuing to sell products to its customers that incorporate this technology. No decision has been reached on this legal action.

Item 4.      Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2004.

PART II

Item 5.      Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq National Market System under the symbol INFS. Until September 2003 we also had a secondary listing on the Oslo, Norway exchange under the symbol IFC. The high and low sales prices on the Nasdaq National Market System for the two years in the period ended December 31, 2004 were as follows:

2003	High	Low
Quarter 1	$7.43	$4.94
Quarter 2	6.50	3.95
Quarter 3	5.81	4.28
Quarter 4	10.00	4.70

2004	High	Low
Quarter 1	$13.15	$8.46
Quarter 2	11.16	7.20
Quarter 3	9.85	7.35
Quarter 4	9.66	6.23

The approximate number of beneficial shareholders and the number of shareholders of record at February 14, 2005 was 8,100 and 820, respectively.

There were no cash dividends declared or paid in 2004 or 2003 and we do not anticipate declaring cash dividends in the foreseeable future.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Item 6.      Selected Financial Data

	2004	2003	2002	2001	2000
	IN THOUSANDS (except per share amounts)
Statement of Operations Data
Revenues	$648,941	$604,490	$653,098	$760,553	$886,650
Cost of revenues	535,031	545,049	518,089	562,049	642,067
Gross margin	113,910	59,441	135,009	198,504	244,583
Operating expenses:
Marketing and sales	70,421	73,123	80,028	87,126	87,380
Research and development	28,864	33,214	37,822	36,202	34,841
General and administrative	24,423	27,673	44,971	31,130	34,816
Restructuring costs	1,950	6,650	5,818	17,408	15,002
Long-lived asset impairment	—	26,400	—	—	—
Goodwill	—	—	19,187	1,524	1,507
Income (loss) from operations	(11,748)	(107,619)	(52,817)	25,114	71,037
Other income (expense):
Interest expense	(191)	(242)	(405)	(751)	(81)
Interest income	1,407	1,734	2,069	3,082	4,804
Other, net	16,704	113	(1,701)	219	4,058
Income (loss) before income taxes	6,172	(106,014)	(52,854)	27,664	79,818
Provision (benefit) for income taxes	(1,401)	3,499	11,117	7,469	27,892
Net income (loss)	$7,573	$(109,513)	$(63,971)	$20,195	$51,926
Basic net income (loss) per share	$0.19	$(2.78)	$(1.63)	$0.52	$1.35
Diluted net income (loss) per share	$0.19	$(2.78)	$(1.63)	$0.51	$1.28
Balance Sheet Data
Cash, restricted cash and marketable securities	$69,468	$144,235	$120,677	$105,894	$98,595
Working capital	240,206	214,853	265,951	292,662	270,755
Property and equipment, net	16,747	15,890	45,681	34,823	26,652
Total assets	383,873	366,098	472,908	504,641	484,564
Short-term borrowings	16,198	—	—	—	—
Long-term debt, less current portion	—	—	—	—	762
Shareholders’ equity	266,633	237,879	321,503	357,446	334,117

Item 7.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

During 2004, we returned to profitability and achieved a number of key objectives. Financially, revenues grew by 7.4% in 2004 compared to 2003 and our gross margins improved by 7.8 percentage points. In addition, we lowered our infrastructure costs, realized gains on the sale of a portion of our investment in Phoenix Electric and realized increased license revenues flowing to Motif, our joint venture with Motorola, growing our share of profits during 2004 from this venture. Strategically, we embarked on a new joint venture with TCL Corporation, South Mountain Technologies, to further improve the profitability of our core projector business and open the China market duty free for the sale of our products produced by the joint venture. Operationally, we strengthened our leadership and presence in retail, grew our licensing revenue stream and delivered the industry’s first innovative new ultra-thin microdisplay televisions and displays for consumers and commercial customers. We will continue to make the strategic investments required in emerging technologies and product development, channel expansion and infrastructure efficiency to take advantage of the opportunities opened up by digital video and audio convergence.

On December 14, 2004, we and TCL Corporation (TCL), through wholly-owned subsidiaries, entered into a Shareholders Agreement to create a 50-50 owned joint venture named South Mountain Technologies (SMT). SMT was formed with the goal of integrating the low cost, high quality manufacturing capabilities of TCL with the innovative digital projection design leadership of InFocus. SMT’s business plan is to manufacture and sell projection engines on an OEM basis for rear projection televisions, commercial digital signage screens and front projectors to the parent companies and other brand operators in both China and the broader global market place.

Each joint venture partner will contribute management personnel and an equal number of board members to manage and govern SMT. Each of the parties has also committed to invest $10 million in cash in the joint venture, for a total of $20 million in cash, to be contributed over the course of 2005 as agreed upon milestones are achieved. We are working to obtain all the necessary approvals to begin full operations in China, and at this time, believe these will be secured in order to begin production during the second quarter of 2005. We expect to benefit from the joint venture through lower material costs on products procured from SMT, opening up the market for InFocus products in China and receiving royalties on the sale of products by SMT to third parties, including TCL. We will record 50% of the SMT operating results as a component of other income (expense) in our statement of operations on a quarterly basis. We expect SMT will have start-up losses from operations through mid 2006 before turning to profitability. Additional capital contributions by the parent companies beyond their initial $10 million commitments may be required to either fund start-up losses or provide future working capital as SMT grows its business. See Note 10 of Notes to Consolidated Financial Statements for additional details regarding SMT.

An additional focus for us during 2004 was growing our royalty revenues. In addition to licensing intellectual property to SMT, in the fourth quarter of 2004, we licensed portions of our intellectual property to BenQ Corporation for use in their projector products, adding to our existing licensing arrangement with Texas Instruments. We have identified other licensing opportunities and are in various stages of discussions regarding new license arrangements or otherwise enforcing our intellectual property rights.

Moving into 2005, we intend to promote our complementary products solutions and integration line of business in order to strengthen and broaden our brand name in new markets. We believe we can create incremental and complementary growth opportunities as professionals, educators and consumers install projection and display products in their offices, classrooms, living rooms and public signage venues around the world.

Results of Operations

	Year Ended December 31,(1)
	2004		2003		2002
	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
	(Dollars in thousands)
Revenues	$648,941	100.0%	$604,490	100.0%	$653,098	100.0%
Cost of revenues	535,031	82.4	545,049	90.2	518,089	79.3
Gross margin	113,910	17.6	59,441	9.8	135,009	20.7
Operating expenses:
Marketing and sales	70,421	10.9	73,123	12.1	80,028	12.3
Research and development	28,864	4.4	33,214	5.5	37,822	5.8
General and administrative	24,423	3.8	27,673	4.6	44,971	6.9
Restructuring costs	1,950	0.3	6,650	1.1	5,818	0.9
Long-lived asset impairment	—	—	26,400	4.4	—	—
Goodwill	—	—	—	—	19,187	2.9
	125,658	19.4	167,060	27.6	187,826	28.8
Loss from operations	(11,748)	(1.8)	(107,619)	(17.8)	(52,817)	(8.1)
Other income (expense):
Interest expense	(191)	—	(242)	—	(405)	—
Interest income	1,407	0.2	1,734	0.3	2,069	0.3
Other, net	16,704	2.6	113	—	(1,701)	(0.3)
Income (loss) before income taxes	6,172	1.0	(106,014)	(17.5)	(52,854)	(8.1)
Provision (benefit) for income taxes	(1,401)	(0.2)	3,499	0.6	11,117	1.7
Net income (loss)	$7,573	1.2%	$(109,513)	(18.1)%	$(63,971)	(9.8)%

(1)          Percentages may not add due to rounding.

Revenues

Revenues increased $44.5 million, or 7.4%, in 2004 compared to 2003 as compared to a decrease of $48.6 million, or 7.4%, in 2003 compared to 2002.

The increase in revenues for 2004 compared to 2003 was due primarily to a 20% increase in projector units sold. The increase in revenue due to the increase in projector units sold was partially offset by a 20% decrease in projector average selling prices (“ASPs”) in 2004 compared to 2003. The decline in ASPs of 20% during 2004 compared to 2003 was primarily due to the continued pressure on pricing related to the ongoing competitive nature of the projection industry. In addition to growth in projector revenues, we grew revenues in 2004 from increased royalty revenues and increased sales of rear screen projection engines. Sales of rear screen projection engines included sales of our InFocus Light Engine technology enabling an industry breakthrough in ultra-thin microdisplays. SMT is expected to assume responsibility for selling rear projection engines as it becomes operational during the second quarter of 2005. We expect our revenues from the sale of rear screen projection engines to decline during the first and second quarters of 2005 and to be fully transitioned to SMT as we enter the third quarter of 2005.

Unit shipments were constrained during the first quarter of 2004 due to a limited supply of key components, primarily lamps. While these constraints eased during the second quarter of 2004, they still negatively affected our revenue for the period due to outages of certain products relative to demand. In the third and fourth quarter of 2004, we were able to procure the necessary quantity of lamps to meet demand.

The revenue decrease in 2003 compared to 2002 was primarily attributable to an over 27% decrease in ASPs. The decrease in ASPs slowed in the third and fourth quarters of 2003 to 5% and 4%, respectively, compared to their immediately preceding quarters. The first and second quarters of 2003 experienced ASP decreases of greater than 10% from their immediately preceding quarters.

The decrease in ASPs in 2003 compared to 2002 was due to the following:

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

The decrease in ASPs during 2003 was partially offset by an increase in units sold of approximately 26%. The increase in units sold in 2003 was primarily in the lower margin, entry-level value-priced SVGA products due to the emergence of the new $999 end-user price point category. Unit sales in 2003 were also positively affected by a 16,000 unit order for the Malaysian educational system in the fourth quarter.

The first quarter of each fiscal year is historically a seasonally down quarter from a revenue perspective and we expect that trend to continue as we move into 2005 and come off the fourth quarter 2004 retail holiday buying season. In addition, we will continue to transition out of the rear projection engine business during the first and second quarters of 2005 as we shift that business to SMT. SMT is expected to begin rear projection engine production in the second quarter of 2005. Accordingly, we expect our engine revenues to come down sequentially in the first and second quarters of 2005 from the fourth quarter of 2004.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
United States	$368,784	56.8%	$321,132	53.1%	$353,248	54.1%
Europe	191,007	29.4%	177,576	29.4%	193,502	29.6%
Asia	56,774	8.8%	79,025	13.1%	72,396	11.1%
Other	32,376	5.0%	26,757	4.4%	33,952	5.2%
	$648,941		$604,490		$653,098

U.S. revenues increased 15% in 2004 compared to 2003, reflecting improvements in the economy stimulating demand for projectors, growth of our rear projection television engine revenues, and increased royalty revenues. European revenues increased 8% in 2004 compared to 2003, reflecting an improving Euro region economy and positive effects from our European restructuring and marketing efforts. Asian revenues decreased 28% in 2004 compared to 2003, primarily as a result of our limited ability to sell in the China market until our China customs investigation is fully resolved. In addition, 2003 includes a 16,000 unit order from the Malaysian government compared to a 1,300 unit order for 2004.

Revenue declines in the corporate sector in the U.S. in 2003 compared to 2002 were partially offset by increases in government and education sales. The revenue decrease in Europe in 2003 compared to 2002 reflects the overall economic weakness in the region during that period, particularly in Germany. The revenue increase in Asia in 2003 compared to 2002 reflects the large Malaysian government order that more than offset the impact of SARS during the first half of 2003 and our limited ability to sell into the Chinese market since the middle of the second quarter of 2003. Excluding the impact of China from the Asia revenue figures, Asia revenues increased approximately 37% in 2003 compared to 2002.

Backlog

At December 31, 2004, we had backlog of approximately $25.4 million, compared to approximately $33.0 million at December 31, 2003. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2005. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 17.6% in 2004, 9.8% in 2003 and 20.7% in 2002.

The increase in gross margins in 2004 compared to 2003 was due to the following:

•       release of several new product platforms for both the commercial and consumer markets during the first half of 2004, resulting in a new product line-up that has a greater price/performance value for our customers relative to our production cost;

•       lower infrastructure costs associated with our restructured business model;

•       a growing royalty revenue stream related to our patent portfolio;

•       lower warranty costs due to improving product quality, higher reclaim of defective materials and improved throughput of repairs at UPS;

•       lower freight costs due to utilizing more ocean freight in 2004 compared to more air freight during 2003;

•       lower depreciation expense in 2004 compared to 2003, primarily due to the long-lived asset impairment charge we took in the third quarter of 2003; and

•       $3.1 million of inventory write-downs in 2004 compared to $15.7 million in 2003.

The inventory write-downs in 2004 relate primarily to end-of-life costs for various product platforms, a decline in market value of the inventory held by customs in China and inventory processing transition issues associated with the movement of our U.S. logistics and factory repair activity to UPS.

The decrease in gross margin in 2003 compared to 2002 was due to the following:

•       average selling prices declining faster than we could reduce our material costs;

•       a mix-shift to value-priced SVGA products;

•       fixed manufacturing costs spread over lower revenues;

•       higher warranty costs;

•       $15.7 million of write-downs of inventory during 2003 compared to $14.1 million in 2002.

The inventory write-downs in 2003 and 2002 resulted from the following:

•       lower projected usage rates for customer service parts over the remaining service life of the products as price points for new projectors continued to decline;

•       the write-down of the remaining raw materials that were not transitioned to our contract manufacturing partners;

•       the decision to end the life of a number of products as we transitioned our product line to newer products;

•       engineering change orders;

•       lower of cost or market write-downs on certain finished goods, including remanufactured projectors;

•       lower of cost or market write-downs on our inventory that is being held by Chinese authorities; and

•       the write-off of certain raw materials and capitalized tooling costs associated with a lower-end rear projection engine project for one of our Asian customers that we decided not to pursue.

We achieved our targeted gross margin range of 16% to 18% during each quarter of 2004. Where gross margins end up in any particular quarter depends primarily on revenue levels, product mix, the competitive pricing environment and the level of warranty costs and inventory write-downs during the particular quarter. For example, an improving supply picture could lead to increased competitive pricing pressure in a given quarter or we could see growth in the value-priced segment of the market, either of which could move us to the lower end of the gross margin range. Counterbalancing these factors is the level of royalty revenues we record in any period as royalty related revenues have little to no related costs.

Marketing and Sales Expense

Marketing and sales expense decreased $2.7 million, or 3.7%, to $70.4 million in 2004 compared to $73.1 million in 2003, and decreased $6.9 million, or 8.6% in 2003 from $80.0 million in 2002. We expect marketing and sales expense to remain approximately the same in 2005 as we continue to invest in promoting the InFocus brand and creating end user demand for our products.

The decrease in 2004 compared to 2003 resulted primarily from efficiencies related to our restructuring actions taken during 2003 and lower depreciation expense due to the long-lived asset impairment charge taken in the third quarter of 2003. These decreases were partially offset by sales and marketing activities surrounding demand generation activities for our products and the launch of our new ultra-thin microdisplay business. The decrease was also partially offset by an increase in allocation of shared service expenses to marketing and sales expense. Our cost structure in 2004 no longer includes in-house manufacturing or logistics and therefore increases the amount of shared service expense allocated to operating expenses versus cost of goods sold.

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

Research and Development Expense

Research and development expense decreased $4.3 million, or 13.1%, to $28.9 million in 2004 compared to $33.2 million in 2003, and decreased $4.6 million, or 12.2% in 2003 from $37.8 million in 2002. We expect research and development expenses to come down slightly in 2005 as a result of the formation of SMT and the closure of our Fredrikstad, Norway office. We anticipate this decline will be somewhat offset by additional investments in our new complementary products, solutions and integration development efforts.

The decrease in 2004 compared to 2003 was primarily related to the increase in our co-development efforts with our manufacturing partners, reimbursement from our customer partners related to engine prototype development, overall lower prototype expenses and lower depreciation expense due to the long lived asset impairment charge taken in the third quarter of 2003. In addition, in 2004, we recognized a $0.6 million reduction in expense related to repayment of non-recurring engineering expenses by one of our customers upon contract termination compared to none in 2003. These decreases were partially offset by an increase in allocation of shared service expenses to research and development expense.

General and Administrative Expense

General and administrative expense decreased $3.3 million, or 11.7%, to $24.4 million in 2004 compared to $27.7 million in 2003, and decreased $17.3 million, or 38.5% in 2003 from $45.0 million in 2002. We expect general and administrative expenses, exclusive of any potential bad debt expense, to decline slightly in 2005 as we further leverage our worldwide information systems infrastructure and move past the start up costs associated with annual internal control certifications as required by the Sarbanes-Oxley Act of 2002.

The reduction in general and administrative expense in 2004 compared to 2003 was primarily due to a decrease in depreciation expense due to the long-lived asset impairment charge we took in the third quarter of 2003, efficiencies gained as a result of our restructuring activities during 2003 and 2004 and a $3.3 million decrease in bad debt expense. These decreases were partially offset by increases in legal costs due to our Chinese customs investigation, 3M’s patent infringement lawsuit, and the formation of SMT, increased consulting and audit fees related to the Sarbanes-Oxley internal control certification requirements, and increases in allocated shared service expenses to general and administrative expense.

General and administrative expense in 2003 included charges for bad debts of $3.8 million compared to $14.8 million of bad debt expense in 2002. In addition, general and administrative expenses decreased in 2003 compared to 2002 due to lower expenses associated with the implementation of Oracle in 2003 and headcount reductions and other efficiencies related to our restructuring activities in 2003. These decreases were partially offset by an increase in legal and consulting fees of approximately $0.5 million in 2003 compared to 2002 due to our Chinese customs investigation.

Restructuring

Restructuring charges of $2.0 million in 2004 include a $0.5 million charge in the first quarter for consolidating employees at our research and development, factory repair and logistics site in Wilsonville, Oregon into our corporate headquarters building and for the transfer of our logistics and factory repair activities to UPS. In addition, in the fourth quarter, we committed to a plan of restructuring associated with streamlining our operations in Fredrikstad, Norway. Upon formation of a new research and development subsidiary in Norway for SMT (see Note 10 of Notes to Consolidated Financial Statements), a majority of our current research and development team will move to this operation. As a result, we will absorb or transition all other current business activities occurring at our Fredrikstad, Norway site within other areas of the company. We incurred a charge in the fourth quarter of 2004 totaling $1.5 million for these activities, primarily related to employee severance costs. We expect to incur a charge in the first half of 2005 totaling between $3 million and $5 million, primarily consisting of future cash payments to vacate space under long term lease arrangements. Payments under the current Fredrikstad, Norway leases are expected to be made over the remaining lease terms through 2011 and will be net of sub-lease rentals. We expect events related to this restructuring plan to be substantially complete by the end of the first quarter of 2005 with some actions continuing into the second quarter of 2005. Savings associated with these actions over the course of 2005 are estimated to be between $3 million and $4 million.

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

Restructuring charges of $5.8 million in 2002 were primarily for employee severance costs and lease loss costs related to vacating leased office space. Leased space was vacated in connection with the migration of additional production offshore and the streamlining of our sales and marketing activities. The 2002 restructuring charges also included cost associated with streamlining our European operations by centralizing our financial operations and our service and support functions.

At December 31, 2004, we have a remaining accrual for all of our past restructuring activities of $2.2 million. See further detail in Note 3 of Notes to Consolidated Financial Statements.

Long-Lived Asset Impairment

Based on significant quarterly operating losses during the first half of 2003, we performed a review and evaluation of the carrying value of our long-lived assets for impairment during the third quarter of 2003. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis, along with under utilization of certain assets, indicated that the book value of certain of our long-lived assets exceeded the discounted cash flows expected to result from the use and eventual disposition of the assets. Accordingly, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, which was allocated, on a pro-rata basis, to the long-lived assets. The majority of the long-lived assets are continuing to be used in operations. As a result of this impairment charge, we expect to realize reductions in depreciation expense through the end of 2007. We expect our quarterly depreciation expense to decrease by approximately $1.9 million through mid-2005, with this reduction decreasing each quarter as assets become fully depreciated. In the fourth quarter of 2004, we evaluated our long-lived assets for impairment and determined there was no additional impairment of our long-lived assets.

Goodwill

Goodwill amortization ceased in the first quarter of 2002 upon adoption of SFAS No. 142 on January 1, 2002. However, in accordance with SFAS No. 142, we tested our goodwill for impairment during the fourth quarter of 2002. The market value of our common stock declined below its book value during 2002, and remained below book value as of December 31, 2002. Under SFAS No. 142, these facts indicated the goodwill recorded on our balance sheet was impaired. Accordingly, we recorded a goodwill charge of $19.2 million in the fourth quarter of 2002 and, as of and since December 31, 2002, we do not have any goodwill remaining on our balance sheet.

Other Income (Expense)

Interest income in 2004 was $1.4 million compared to $1.7 million in 2003 and $2.1 million in 2002. The decline in interest income in 2004 compared to 2003 was primarily due to lower cash and investment balances. The decline in 2003 compared to 2002 is primarily the result of lower overall interest rates and shorter average maturities in 2003.

Other income of $16.7 million in 2004 includes a $13.2 million gain on the sale of equity securities, primarily our investment in Phoenix Electric, and $2.4 million of income related to profitability of Motif, our 50/50 joint venture with Motorola. The remainder of other income in 2004 primarily relates to foreign currency transaction gains and losses. We plan to further liquidate a portion of our equity investment in Phoenix Electric as market conditions warrant. We expect the total realized gain on the sale of marketable securities in the first quarter of 2005 to approximate the gain realized in the fourth quarter of 2004.

Other income of $113,000 in 2003 includes $0.5 million of income from our Motif joint venture and $0.5 million of foreign currency gains offset by a write-down of $0.7 million related to certain cost based investments in technology companies. Other expense of $1.7 million in 2002 includes a $1.3 million loss on foreign currency transactions and a write-down of $0.8 million related to certain cost based investments in technology companies.

Motif license fees are recognized when licensees report sales and resultant royalties, which are currently only contractually required on a semi-annual basis and primarily fall in the first and third quarters of each year. The increased income related to our Motif joint venture is due to increased usage of Motif technology by its licensees.

Income Taxes

Income tax benefit of $1.4 million in 2004 primarily relates to a release of previously recorded tax reserves that were resolved in the fourth quarter of 2004, as well as tax refunds recognized as a result of net operating loss carry backs in Norway from 2003 and 2004 to 2002, offset by anticipated 2004 tax expense in certain foreign tax jurisdictions.

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

See Note 7 of Notes to Consolidated Financial Statements for more details concerning our income tax provision.

Inflation

We believe that the impact of inflation was minimal on our business in 2004, 2003 and 2002.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash and marketable securities were $69.5 million at December 31, 2004. At December 31, 2004, we had working capital of $240.2 million, which included $17.0 million of unrestricted cash and cash equivalents, $26.3 million of short-term marketable securities, and $12.2 million of assets held as a deposit by Chinese officials pending resolution of the ongoing customs investigation in China. The current ratio at December 31, 2004 and 2003 was 3.1 to 1 and 2.7 to 1, respectively.

In October 2004, we entered into a two-year $40 million line of credit facility with Wells Fargo Foothill, Inc. to finance future working capital requirements in support of revenue growth. Pursuant to the terms of the credit agreement, we may borrow up to $40 million subject to a borrowing base determined on eligible accounts receivable. At December 31, 2004, we had $16.2 million outstanding on this line of credit and $19.9 million remained available. The outstanding borrowings as of year end were repaid in

January 2005 and we expect borrowings to be minimal during the first quarter of 2005. For additional details regarding the credit facility, see Note 8 of Notes to Consolidated Financial Statements.

Our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, and various other marketable equity security investments are included as part of our short-term marketable securities balance. During 2004, we recognized a gain of $13.2 million upon the sale of such securities and expect to recognize gains upon additional sales in the first quarter of 2005. The total market value of the remaining investments increased by $13.4 million during 2004 and is recorded as an unrealized gain directly in shareholders’ equity. The total unrealized appreciation of these investments totaled $21.8 million as of December 31, 2004.

We anticipate that our current cash and marketable securities, along with cash we anticipate to generate from operations and our ability to borrow against our line of credit will be sufficient to fund our known operating and capital requirements for at least the next 12 months. However, to the extent we pursue acquisitions or other strategic growth opportunities, we may need to raise additional capital through debt or equity financings to fund such opportunities. In addition, we may need to make additional capital contributions to SMT beyond our initial $10 million commitment to either fund start-up losses or provide future working capital as SMT grows its business.

At December 31, 2004, we had one outstanding letter of credit totaling $20 million, which expired on January 31, 2005. The letter of credit was subsequently renewed with a new expiration date of August 2, 2005. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities that is reported as restricted on the consolidated balance sheet. The remainder of the restricted cash, totaling $2.5 million, primarily relates to value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $10.3 million to $105.8 million at December 31, 2004 compared to $116.1 million at December 31, 2003. The decrease in the accounts receivable balance was primarily due to strong collections in all geographies in the fourth quarter of 2004, as well as a more linear sales pattern in the fourth quarter of 2004 compared to the fourth quarter of 2003. In addition, days sales outstanding decreased to 53 days at December 31, 2004 compared to 56 days at December 31, 2003.

Inventories increased $92.8 million to $155.1 million at December 31, 2004 compared to $62.3 million at December 31, 2003. See Note 5 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. Finished goods, which are made up of new projectors in our logistics centers, new projectors in-transit from our contract manufacturers and new projectors held by certain retailers on consignment until sold, make up $111.5 million of our total inventory as of year end and contributed $73.7 million of the increase in reported inventories compared to 2003. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts and amounted to $11.2 million and $9.5 million as of December 31, 2004 and 2003, respectively. Service inventories consist of service parts held for warranty or customer repair activities and remanufactured projectors and amounted to $32.4 million and $15.0 million as of December 31, 2004 and 2003, respectively.

Based on expected industry growth and component shortages that occurred in the first half of 2004, we committed to produce certain levels of finished goods inventory to ensure adequate supply for the second half of 2004 as we moved into our first full retail holiday season with our consumer products. During the third quarter of 2004, general economic conditions weakened as oil prices reached all time highs and expected industry growth rates tempered. In addition, we deferred approximately $7.7 million of revenue at December 31, 2004 due to processed orders not shipped prior to year end and shipments not arriving at their destinations as a result of bad weather, which resulted in higher inventory levels. At December 31, 2004, we had approximately $23.8 million of finished goods inventory either in transit or on consignment with major retail partners compared to approximately $18.1 million at December 31, 2003. The increase of in-transit inventory being shipped via ocean from our contract manufacturers allows us to take advantage of lower cost ocean freight costs. The growth in consignment is the result of our success in growing our penetration into the retail market channels in the U.S. As a result, our finished goods inventories grew in the second half of 2004 over previous operating levels. Accordingly, we are working with our contract manufacturers to modify and reduce incoming production levels to be more in line with market growth expectations for the next several quarters. In addition, we are modifying inventory terms with our contract manufacturers and we are improving freight routing in an attempt to improve turns and decrease finished goods inventory between $20 million and $25 million during the first quarter of 2005.

Inventory, net of related reserves, being held by the Chinese authorities in connection with their investigation totaled $1.2 million and $5.1 million as of December 31, 2004 and 2003, respectively. At December 31, 2004, we had approximately four weeks of inventory in the Americas channel compared to approximately three weeks at December 31, 2003. Annualized inventory turns were approximately 4 times for the quarter ended December 31, 2004 and 8 times for the quarter ended December 31, 2003.

Other current assets increased $3.5 million to $23.9 million at December 31, 2004 compared to $20.4 million at December 31, 2003. The increase is mainly due to the additional deposits made to Chinese customs officials during 2004 and increases in miscellaneous receivables and prepaid expenses which were partially offset by reductions in our outsourced manufacturing receivables and collections of value added tax receivables in Europe. Other current assets at December 31, 2004 and 2003 include a $12.2 million and a $6.4 million deposit, respectively, with the Chinese authorities in connection with their investigation of our import duties.

Property, plant, and equipment increased $0.8 million to $16.7 million at December 31, 2004 compared to $15.9 million at December 31, 2003. Expenditures for property and equipment, totaling $8.7 million in 2004, were primarily for product tooling, information technology upgrades and furniture. Of the $8.7 million, $2.1 million was used to buy certain furniture and equipment that had previously been under operating leases. Total expenditures for property and equipment are expected to be between $6.0 million and $8.0 million in 2005, primarily for product tooling and routine information technology upgrades.

Other assets, net increased $4.7 million to $8.2 million at December 31, 2004 compared to $3.5 million at December 31, 2003 primarily due to strategic minority interest investments in technology companies as part of our advanced research and development efforts and an increase in the value of our investment in Motif for our share of its profits less amounts paid to us as dividends. Included in other assets are net patents and trademarks, deposits, venture capital investments and the investment in Motif, our joint venture with Motorola. Our investment in SMT will also be reflected in other assets as capital contributions are made and operations of the joint venture commence.

Accounts payable decreased $21.0 million to $64.9 million at December 31, 2004 compared to $85.9 million at December 31, 2003, primarily due to a reduction in amounts owed to our contract manufacturers as of the end of 2004. As we reduced our production requirements in the fourth quarter due to the level of on hand inventories, we paid for goods on hand and were not replenishing inventory at the same rate leading to a reduction in accounts payable.

Payroll and related benefits payable decreased $1.5 million to $5.0 million at December 31, 2004 compared to $6.5 million at December 31, 2003, primarily due to lower accrued vacation balances and fewer numbers of days of wages accrued at December 31, 2004 compared to December 31, 2003. In the U.S., in the beginning of 2004, we adopted a “use it or lose it” vacation policy and no longer accrue vacation earned but not used on our consolidated balance sheet. The balance that was remaining at December 31, 2003 declined substantially over the course of 2004 as employees took previously earned time off.

Other current liabilities decreased $5.6 million to $8.2 million at December 31, 2004 compared to $13.8 million at December 31, 2003, primarily due to reductions in income taxes payable, VAT taxes payable, and accrued restructuring charges. Included in other current liabilities is $2.2 million related to our restructuring activities.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2004 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond
Line of Credit	$16,198	$16,198	$—	$—	$—
Letters of Credit	20,000	20,000	—	—	—
Purchase Order Commitments	164,155	164,155	—	—	—
Capital Commitments	—	—	—	—	—
Operating Leases	31,572	5,889	11,053	7,769	6,861
	$231,925	$206,242	$11,053	$7,769	$6,861

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year.  Historically, approximately 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and retail holiday buying season in the fourth quarter by larger wholesale distribution partners and retailers, typically leads to our strongest revenues being in the fourth quarter of each year. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Japanese competitors with March 31 fiscal year ends.

Critical Accounting Policies and Use of Estimates

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Our estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Following is a discussion of our critical accounting estimates. See Note 1 of Notes to Consolidated Financial Statements, Summary of Significant Accounting Policies, for additional information.

Allowance for Uncollectible Trade Accounts Receivables

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt we may also use collection agencies to work with the customer for payment for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At December 31, 2004 and 2003, our allowance for uncollectible accounts totaled $3.9 million and $8.7 million, respectively, and is recorded as a reduction of accounts receivable on our consolidated balance sheets. Bad debt expense totaled $0.5 million, $3.8 million and $14.8 million, respectively, in 2004, 2003 and 2002.

Allowance for Sales Returns and Other Deductions from Revenue

Some distributor, dealer and retailer agreements allow for partial return of products and/or price protection under certain conditions within limited time periods. Such return rights are generally limited to a contractually defined short-term stock rotation and defective or damaged product although we have granted retailers return policies consistent with the retailers’ return policies for their customers. We maintain a reserve for sales returns and price adjustments based on historical experience and other qualitative factors. We also have incentive programs for dealers and distributors whereby rebates are offered based upon exceeding volume goals. Estimated sales returns, price protection and rebates are deducted from revenue.

Historical return rates are monitored on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also regularly monitor and track channel inventory with our significant customers. Variability in channel inventory levels from quarter to quarter is further used to qualitatively adjust our returns reserves. Typically, return rates have averaged in a relatively tight range of 3% to 4% of sales to customers who are granted such rights. If a dramatic change in the rate of returns were to occur, our estimate of our sales return accrual could change significantly.

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

Our net reserve for sales returns, price protection and other rebates totaled $4.7 million and $2.0 million, respectively, at December 31, 2004 and 2003. Historically, our actual experience for sales returns, price protection and rebates has not differed materially from our estimates.

Inventory Valuation

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Finished goods are reviewed quarterly by product marketing, sales, finance and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically written down based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2004 and 2003, our inventory valuation allowance totaled $17.1 million and $22.0 million, respectively, and is recorded as a reduction of inventory on our consolidated balance sheets. We recognized inventory write-downs totaling $3.1 million, $15.7 million and $14.1 million, respectively, in 2004, 2003 and 2002.

Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.7 million and $1.5 million, respectively, at December 31, 2004 and 2003 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2004 and 2003 totaled $13.8 million and $14.0 million, respectively, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely; we record a valuation allowance against deferred tax assets. At December 31, 2004 and 2003, we had a valuation allowance of $194.3 million and $68.3 million against deferred tax assets, which resulted in a net deferred tax asset balance of $2.7 million and $3.2 million, respectively.

Long-Lived Asset Impairment

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of future cash flows that the assets are expected to generate. Based on these reviews, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, which was allocated, on a pro-rata basis, to the following categories of long-lived assets; furniture and fixtures, manufacturing equipment, engineering equipment, computer software and equipment, building improvements, patents and trademarks. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding the impairment charge recorded in 2003. In the fourth quarter of 2004, we evaluated our long-lived assets for impairment and determined there was no additional impairment of our long-lived assets.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Off-Balance Sheet Arrangements

Other than disclosed above under Contractual Payment Obligations, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Factors that Could Affect Future Results

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our competitors may have greater resources and technology, and we may be unable to compete with them effectively

The markets for our products are highly competitive and we expect aggressive price competition in our industry, especially from Asian manufacturers, to continue into the foreseeable future. Some of our current and prospective competitors have, or may have, significantly greater financial, technical, manufacturing and marketing resources than we have. Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution and customer support.

In order to compete effectively, we must continue to reduce the cost of our products, our manufacturing and other overhead costs, our channel sales models and our operating expenses in order to offset declining selling prices for our products, while at the same time drive our products into new markets. In addition, we are focusing more effort on turnkey solutions through the use of complementary products, service and support to differentiate us from our competition. There is no assurance we will be able to compete successfully with respect to these factors.

If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our revenues may decrease or our gross margins may decline

The market in which we compete is subject to technological advances with continual new product releases and aggressive price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product is sold is generally referred to as the average selling price. In order to sell products that have a declining average selling price and still maintain our gross margins, we need to continually reduce our product costs. To manage product-sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully monitor the price paid by our contract manufacturers for the significant components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with improved features and increased performance at lower costs in order to maintain our overall gross margins. Our inability to successfully manage these factors could reduce revenues or result in declining gross margins.

Our revenues and profitability can fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•       The introduction and market acceptance of new technologies, products, and services;

•       Variations in product costs and the mix of products sold;

•       The size and timing of customer orders, which, in turn, often depend upon the success of our customers’ business or specific products or services;

•       Changes in the conditions in the markets for projectors and display products;

•       The size and timing of capital expenditures by our customers;

•       Conditions in the broader markets for information technology and communications equipment;

•       Changes in the supply of components such as lamps, digital micro devices, and polysilicon, including oversupply and undersupply;

•       The impact of acquired businesses and technologies; and

•       Seasonality of markets such as education, government and consumer retail, which vary quarter to quarter and are influenced by outside factors such as overall consumer confidence, budgets and political party changes.

These trends and factors could harm our business, operating results and financial condition in any particular period.

Our operating expenses and portions of our costs of goods sold are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls

Our operating expenses, warranty costs, freight and inventory handling costs are relatively fixed. Because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses or other costs sufficiently enough to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any revenue shortfall, it could negatively impact our financial results.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or experience declining gross margins

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow distributors, dealers and retailers to return a limited amount of our products in exchange for other new products. In addition, under our price protection policy, subject to certain conditions which vary around the globe, if we reduce the list price of a product, we may issue a credit in an amount equal to the price reduction for each of the products held in inventory by our distributors, dealers and retailers. If these customers are unable to sell their inventory in a timely manner, we may under our policy, lower the price of the products or these products may be exchanged for newer products. If these events occur, we could incur increased expenses associated with rotating product and reselling it or inventory reserves associated with writing down returned inventory, or suffer declining gross margins.

If we cannot continually develop new and innovative products and integrate them into our business, we may be unable to compete effectively in the marketplace

Our industry is characterized by continuing improvements in technology and rapidly evolving industry standards. Consequently, short product life cycles and significant price fluctuations are common. Product transitions present challenges and risks for all companies involved in the data/video digital projector and display markets. Demand for our products and the profitability of our operations may be adversely affected if we fail to effectively manage product transitions.

Advances in product technology require continued investment in research and development and product engineering to maintain our market position. There are no guarantees that such investment will result in the right products being introduced to the market at the right time.

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed

We have outsourced the manufacturing of our products to third party manufacturers. For example, most of our projectors are manufactured by Flextronics in Malaysia and Funai Electric Company in China. We rely on our contract manufacturers to procure components, provide spare parts in support of our warranty and customer service obligations, and in some cases, subcontract engineering work. We commit the manufacturing of each product platform to a single contract manufacturer. Our reliance on contract manufacturers exposes us to the following risks over which we have limited control:

•       Unexpected increases in manufacturing and repair costs;

•       Interruptions in shipments if our contract manufacturer is unable to complete production;

•       Inability to completely control the quality of finished products;

•       Inability to completely control delivery schedules;

•       Unpredictability of manufacturing yields;

•       Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•       Reduced control over the availability of our products.

Our contract manufacturers are primarily located in Asia and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. In addition, we do not have any long-term contracts with any of our third-party contract manufacturers. All of our contracts with our contract manufacturers are terminable by either party on relatively short notice. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. Qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.

If we are unable to provide our third-party contract manufacturers with an accurate forecast of our product requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase

We provide our third-party contract manufacturers with a rolling forecast of demand which they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and supply and demand for a component at a given time. Some of our components have long lead times measuring as much as 4 to 6 months from the point of order.

If our forecasts are less than our actual requirements, our contract manufacturers may be unable to manufacture sufficient products to meet actual demand in a timely manner. If our forecasts are too high, our contract manufacturers may be unable to use the components they have purchased. The cost of the components used in our products tends to decline as the product platform and technologies mature. Therefore, if our contract manufacturers are unable to promptly use components purchased on our behalf, our cost of producing products may be higher than our competitors due to an over-supply of higher-priced components. Moreover, if they are unable to use certain components, we may be required to reimburse them for any potential inventory exposure they incur within lead time.

Our failure to anticipate changes in the supply of product components or customer demand may result in excess or obsolete inventory that could adversely affect our gross margins

Substantially all of our products are made for immediate delivery on the basis of purchase orders rather than long-term agreements. As a result, contract manufacturing activities are scheduled according to a monthly sales and production forecast rather than on the receipt of product orders or purchase commitments. From time to time in the past, we have experienced significant variations between actual orders and our forecasts.

If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing prices of product components, rapidly changing technology and customer requirements or an increase in the supply of products in the marketplace, we could be required to write-down our inventory and our gross margins could be adversely affected.

Due to industry growth that was lower than previously forecasted by industry analysts and resulting tempered demand for our products in the second half of 2004, we exited the year with higher levels of inventory than we had previously anticipated. We believe this phenomenon extended to a number of our competitors in the industry. As a result, the industry may experience an aggressive competitive pricing environment during the first half of 2005, which may put pressure on average selling prices and gross margins or require us to write down our inventory.

Our contract manufacturers may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to procure our products

We rely on a limited number of third party manufacturers for the product components used by our contract manufacturers. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts and the possibility of increases in component costs. Manufacturing efficiencies and our profitability can be adversely affected by each of these risks.

Certain components used in our products are now available only from single sources. The most important of these components are the digital micro devices manufactured by Texas Instruments. An extended interruption in the supply of digital micro devices could adversely affect our results of operations.

Our contract manufacturers also purchase other single or limited-source components for which we have no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect our results of operations. As an example, during the first half of 2004, we were impacted by an industry-wide shortage of lamps that caused a constraint on timely availability of finished products and a shortfall in revenues.  We have worked to improve the availability of lamps and other components to meet our future needs, but there is no guarantee that we will secure all the supply we need to meet demand for our products.

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

SMT, our new joint venture with TCL Corporation, faces a number of uncertainties and may ultimately be unsuccessful in implementing its business plan

SMT faces a number of hurdles in executing its business plan, including:

•       obtaining its business license and gaining all the necessary approvals to fully operate in China;

•       integrating research and development sites in China, the U.S. and Norway;

•       developing a low cost supply chain;

•       implementing a low cost, high quality manufacturing capability;

•       developing new products;

•       securing bank financing to fund business growth; and

•       securing OEM customers.

Also, we are planning to transfer the manufacturing of our light engines from our current supplier in the U.S. to SMT in order for SMT to begin production in the second quarter of 2005. If SMT experiences any unexpected delays or costs associated with this transition, this may result in greater than expected start-up operating losses for the joint venture.

If SMT is unable to fully execute its business plan, we may not experience the expected benefits of the joint venture and may need to make unanticipated capital contributions. Furthermore, SMT’s shortfalls may result in greater than expected operating losses, resulting in larger than expected charges to other expense for our portion of the joint venture’s start up losses. If this were to occur, we may need to fund a portion of these losses through additional debt or equity investments in SMT, which in turn would reduce our available cash for other strategic opportunities or require us to borrow additional funds or raise additional capital. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our strategic investment and partnership strategy poses risks and uncertainties typical of such arrangements

Our strategy depends in part on our ability to identify suitable strategic investments or prospective partners, finance these transactions, and obtain the required regulatory and other approvals. As a result of these transactions, we may face an increase in our debt and interest expense. Also, the failure to obtain such regulatory and other approvals may harm our results or prospects. For example, if we are unable to obtain Chinese governmental approval on a timely basis in connection with SMT, our joint venture with TCL, the expected benefits of the joint venture may be delayed or never materialize, and we may incur additional costs as we look for alternatives.

In addition, some of our activities are and will be conducted through affiliated entities that we do not entirely control or in which we have a minority interest. For example, in December 2004, we agreed to contribute to SMT, among other things, cash and a non-exclusive license to much of our proprietary technology in exchange for a 50% interest in the joint venture. The governing documents for partnerships and joint ventures, including SMT, generally require that certain key matters require the agreement of both partners and the approval of the Chinese government. However, in some cases, decisions regarding these matters may be made without our approval. There is also a risk of disagreement or deadlock among the stakeholders of jointly controlled entities and that decisions contrary to our interests will be made. These factors could affect our ability to pursue our stated strategies with respect to those entities or have a material adverse effect on our results or financial condition.

The importation investigation of our Chinese subsidiary may not be resolved favorably and may result in a charge to our statement of operations

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities.  The Chinese authorities are questioning the classification of our products upon importation into China. Since we established operations in China in late 2000, our Chinese subsidiary has imported data projectors. The distinction between a data projector and a video projector is important because the duty rates on a video projector have been much higher than on a data projector. If the video projector duty rate were to be retroactively applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.

During the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of March 1, 2005, approximately $14.3M is being held in that account. The release of the cash deposit is dependent on final case resolution. The amount of any potential duties or penalties imposed upon us at resolution of this case would result in a charge to our statement of operations and could have a significant financial impact on us.

Customs or other issues involving product delivery from our contract manufacturers could prevent us from timely delivering our products to our customers

Our business depends on the free flow of products. Due to continuing threats of terrorist attacks, U.S. Customs has increased security measures for products being imported into the United States. In addition, freight traffic at various west coast ports of entry increased dramatically in the fourth quarter of 2004 resulting in delays in unloading and distributing inbound freight from Asia. Also, work stoppages at west coast ports have in the past, and may in the future, cause delay in freight traffic. Each of these situations could result in delay of receipt of products from our contract manufacturers and delay fulfillment of orders to our customers. Any significant disruption in the free flow of our products may result in a reduction of revenues, an increase of in-transit (unavailable for sale) inventory, or an increase in administrative and shipping costs.

A deterioration in general global economic conditions could adversely affect demand for our products

Our business is subject to the overall health of the global economy. Purchase decisions for our products are made by corporations, governments, educational institutions, and consumers based on their overall available budget for information technology products. Any number of factors impacting the global economy including geopolitical issues, balance of trade concerns, inflation, interest rates, currency fluctuations and consumer confidence can impact the overall spending climate, both positively and negatively, in one or multiple geographies for our products.  Deterioration in any one or combination of these factors could change overall industry dynamics and demand for discretionary products like ours and negatively impact our results of operations. During 2002 and 2003, for example, we experienced a slowdown in the global economy that affected demand for our products resulting in a downturn of our financial results.

We are exposed to risks associated with our international operations

Revenues outside the United States accounted for approximately 43% of our revenues in 2004 and 47% of our revenues in 2003. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

•       local economic and labor conditions;

•       political instability;

•       unexpected changes in the regulatory environment;

•       trade protection measures;

•       tax laws; and

•       foreign currency exchange rates.

Currency exchange rate fluctuations may lead to decreases in our financial results

To the extent that we incur costs in one currency and make our sales in another, our gross margins may be affected by changes in the exchange rates between the two currencies. Although our general policy is to hedge against these currency transaction risks on a monthly basis, given the volatility of currency exchange rates, we cannot provide assurance that we will be able to effectively manage these risks. Volatility in currency exchange rates may generate foreign exchange losses, which could have a material adverse effect on our financial condition or results of operations.

In addition, we have moved much of our manufacturing and supply chain activities to emerging markets, particularly China and Malaysia, to take advantage of their lower cost structures. Any significant increase in those local market currencies relative to the U.S. dollar could reduce the lower cost benefit we have achieved and adversely affect our operating results.

Our reliance on third party logistics providers may result in customer dissatisfaction or increased costs

During the first quarter of 2004, we outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions in Louisville, Kentucky. We are reliant on UPS to effectively and accurately manage our inventory, service repair and logistics functions. Reliance on UPS requires training of UPS employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting. Failure of UPS to deliver in any one of these areas could have an adverse effect on our results of operations. As an example, during 2004, we experienced a variety of process and control problems with UPS resulting in a variety of customer satisfaction issues and the need to record inventory reserves during each of the first two quarters of 2004.

We may be unsuccessful in protecting our intellectual property rights

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and other intellectual property laws. We utilize contract manufacturers in China and Malaysia, and anticipate doing increased business in these markets and elsewhere around the world including other emerging markets. These emerging markets may not have the same protections for intellectual property that are available in the United States. We cannot assure you that our means of protecting our intellectual property rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our trade secrets or design around our patents. In addition, management may be distracted by, and we may incur substantial costs in, attempting to protect our intellectual property.

Also, despite the steps taken by us to protect our intellectual property rights, it may be possible for unauthorized third parties to copy or reverse-engineer trade secret aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as our trade secrets, and we may be unable to successfully identify or prosecute unauthorized uses of our intellectual property rights. Further, with respect to our issued patents and patent applications, we cannot provide assurance that pending patent applications (or any future patent applications) will be issued, that the scope of any patent protection will exclude competitors or provide competitive advantages to us, that any of our patents will be held valid if subsequently challenged, or that others will not claim rights in or ownership of the patents (and patent applications) and other intellectual property rights held by us.

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products

We are periodically subject to claims that we infringe the intellectual property rights of others. We cannot assure you that, if and when made, these claims will not be successful. Intellectual property litigation is, by its nature, expensive and unpredictable. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any potential judgment against us could require substantial payment in damages and also could include an injunction or other court order that could prevent us from offering certain products.

We are currently subject to a lawsuit filed by 3M Company in January 2004 in the United States District Court in Minnesota, claiming that configuration of our light engine technology violated one of their patents. While we believe we have meritorious defenses to 3M’s claims, we cannot provide complete assurance that this lawsuit will be resolved favorably and will not have a material adverse effect on our business or financial results due to a significant monetary damages award.

We rely on large distributors, national retailers and other large customers for a significant portion of our revenues, and changes in price or purchasing patterns could lower our revenues or gross margins

We sell our products through large distributors such as Ingram Micro and CDW, national retailers such as Costco, Best Buy and Circuit City and through a number of other customers and channels. We rely on our larger distributors, national retailers, and other larger customers for a significant portion of our total revenues in any particular period. We have no minimum purchase commitments or long-term contracts with any of these customers. Our customers, including our largest customers, could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that our large distributors and retailers pay for our products are subject to competitive pressures and change frequently.

If any of our major customers change their purchasing patterns or refuse to pay the prices that we set for our products, our net revenues and operating results could be negatively impacted. If our large distributors and retailers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demand could be compromised. In addition, because our accounts receivable are concentrated within our largest customers, the failure of any of them to pay on a timely basis, or at all, could reduce our cash flow.

Product defects resulting in a large-scale product recall or successful product liability claims against us could result in significant costs or negatively impact our reputation and could adversely affect our business results and financial condition

As with any high tech manufacturing company, we are sometimes exposed to warranty and potential product liability claims in the normal course of business. There can be no assurance that we will not experience material product liability losses arising from such potential claims in the future and that these will not have a negative impact on our reputation and, consequently, our revenues. We generally maintain insurance against most product liability risks and record warranty provisions based on historical defect rates, but there can be no assurance that this coverage and these warranty provisions will be adequate for any potential liability ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us. A successful claim that exceeds our available insurance coverage or a product recall could have a material adverse impact on our financial condition and results of operations.

We depend on our officers, and if we are not able to retain them, our business may suffer

Due to the specialized knowledge each of our officers possesses with respect to our business and our operations, the loss of service of any of our officers could adversely affect our business. We do not carry key man life insurance on our officers. Each of our officers is an “at will employee” and may terminate their employment without notice and without cause or good reason. We currently are not aware of any officer planning to leave or retire in 2005.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

Our financial market risk arises from fluctuations in foreign currencies and interest rates.

Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates at December 31, 2004, was approximately $88.7 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $8.9 million at December 31, 2004. We have no plans of liquidating any of our foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations.

We are exposed to changes in exchange rates through the purchase and sale of products denominated in non-functional foreign currencies. We have established a foreign currency derivative program, utilizing foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. We do not use forward contracts as speculative instruments for trading purposes. The effect of an immediate 10% change in our foreign currency forward contracts would not have a material effect on our results of operations. These forward contracts are not designated as qualifying hedges and, accordingly, are marked to market at the end of each period, with the resulting gain or loss being recorded as a component of other income or expense on our consolidated statement of operations.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts in U.S. dollars as of December 31, 2004. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding at December 31, 2004 mature in 31 days or less from December 31, 2004.

Foreign Currency	Bought (Sold)
(In thousands)
Euro	7,500
British Pound	(3,152)
Singapore Dollar	5,273
Swedish Krona	(3,192)
Norwegian Kroner	(1,157)

Investment Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We mitigate this risk by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2004, our investment portfolio included marketable debt securities of $28.5 million and marketable equity securities of $23.3 million. Marketable equity securities are adjusted to fair market value at the end of each period with the associated unrealized gains or losses recorded as a separate component of shareholders’ equity. The marketable debt securities are carried at amortized cost, but are subject to interest rate risk, and will decline in value if interest rates increase. At December 31, 2004, the fair market value of our marketable debt securities totaled $28.4 million. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8.      Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV.  Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2004 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	In thousands, except per share data
2003
Revenues	$145,115	$134,333	$139,310	$185,732
Gross margin	24,059	107	12,614	22,661
Net loss(1)(2)(3)	(12,464)	(40,151)	(45,875)	(11,023)
Basic net loss per share	(0.32)	(1.02)	(1.16)	(0.28)
Diluted net loss per share	(0.32)	(1.02)	(1.16)	(0.28)
2004
Revenues	$145,449	$162,229	$162,183	$179,080
Gross margin	24,992	29,409	27,777	31,732
Net income (loss)(4)(5)(6)	(4,449)	426	1,720	9,876
Basic net income (loss) per share	(0.11)	0.01	0.04	0.25
Diluted net income (loss) per share	(0.11)	0.01	0.04	0.25

(1)          The second quarter of 2003 includes a $3.7 million restructuring charge and a $2.7 million valuation allowance against deferred tax assets.

(2)          The third quarter of 2003 includes a $26.4 million long-lived asset impairment charge.

(3)          The fourth quarter of 2003 includes a $3.0 million restructuring charge.

(4)          The first quarter of 2004 includes a $0.5 million restructuring charge.

(5)          The third quarter of 2004 includes a $3.6 million gain on the sale of marketable equity securities.

(6)          The fourth quarter of 2004 includes a $1.5 million restructuring charge and an $8.9 million gain on the sale of marketable equity securities.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.   Controls and Procedures

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a–15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included below.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that InFocus Corporation (an Oregon corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). InFocus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that InFocus Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, InFocus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated February 22, 2005 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Portland, Oregon
February 22, 2005

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors and Executive Officers of the Registrant

Information required by this item is included under the captions Nominees for Director, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Our Board of Directors has adopted the InFocus Corporation Code of Conduct, which is a code of conduct and ethics that applies to all employees, directors, and officers, including our principal executive officer, principal financial officer and our corporate controller. The Code of Conduct can be found on our website at www.infocus.com.

Item 11.   Executive Compensation

Information required by this item is included under the captions Director Compensation, Executive Compensation, Employment Contracts and Termination of Employment, Change-in-Control Arrangements and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes equity securities authorized for issuance with respect to compensation plans as of December 31, 2004:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	5,271,947	$12.16	1,655,075
Equity compensation plans not approved by shareholders	—	—	—
Total	5,271,947	$12.16	1,655,075

Additional information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

Information required by this item is included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Information required by this item is included under the caption Ratification of Appointment of Independent Auditors—Fees Paid to KPMG LLP Related to Fiscal 2004 and 2003 in the Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
3.1	1990 Restated Articles of Incorporation, as Amended—Incorporated by reference to Exhibit 3.1 to form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.
3.2	Amendment to 1990 Articles of Incorporation—Incorporated by reference to Exhibit 3.2 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.
3.3	Amendments to 1990 Articles of Incorporation—Incorporated by reference to Exhibit 3.3 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.
3.4	1997 Restated Bylaws—Incorporated by reference to Exhibit 3.4 to form 8-K dated June 23, 2000 as filed with the Securities and Exchange Commission on July 7, 2000.
3.5	Amendment to 1997 Restated Bylaws—Incorporated by reference to Exhibit 3.5 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.
3.6	Amendment to 1997 Restated Bylaws—Incorporated by reference to Exhibit 3.6 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.
3.7	Amendment to 1997 Restated Bylaws—Incorporated by reference to Exhibit 3.7 to Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 10, 2004.
4.1	See Article VII of Exhibit 3.1
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

10.7*	1998 Stock Incentive Plan—Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 12, 1998.
10.8*

First Amendment to InFocus Corporation 1998 Stock Incentive Plan—Incorporated by reference to Exhibit 99.2 to InFocus’ Registration Statement on Form S-8 (Commission File No. 333-41012), as filed with the Securities and Exchange Commission on July 7, 2000.

10.9*

Second Amendment to InFocus Corporation 1998 Stock Incentive Plan—Incorporated by reference to Exhibit 99.3 to InFocus’ Registration Statement on Form S-8 (Commission File No. 333-41012), as filed with the Securities and Exchange Commission on July 7, 2000.

10.10*

Third Amendment to InFocus Corporation 1998 Stock Incentive Plan—Incorporated by reference to Exhibit 4.4 to Form S-8 (Commission File No. 333-105800), , as filed with the Securities and Exchange Commission on June 3, 2003.

10.11*

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

10.13*

Officer and Director Stock Ownership Program, effective April 22, 1998, as amended January 22, 1999 and October 18, 2000—Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.14*	Form of Restricted Stock Agreement—Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.
10.15*

Directors’ Stock Option Plan—Incorporated by reference to Exhibit 4.3 to InFocus’ Registration Statement on Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.16*

Amendment No. 1 to Directors’ Stock Option Plan—Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

10.17*

Amendment No. 2 to Directors’ Stock Option Plan—Incorporated by reference to Exhibit 4.2.2 to Form S-8 (Commission File No. 333-15235), as filed with the Securities and Exchange Commission on October 31, 1996.

10.18*

Amendment No. 3 to Directors’ Stock Option Plan—Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.19*

Amendment No. 4 to Directors’ Stock Option Plan—Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.20*

Form of Directors’ Stock Option Agreement—Incorporated by reference to Exhibit 4.3.1 to Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.21*	Letter of employment for John V. Harker—Incorporated by reference to Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.
10.22*	2005 Executive and Director Bonus Plan. Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 17, 2005 as filed with the Securities and Exchange Commission on February 24, 2005
10.23

Commercial Lease Agreement for the Company’s facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and InFocus Corporation—Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.24

Lease Agreement—Basic Lease Information by and between GED-IFC, LLC and InFocus Corporation, dated August 28, 2000—Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 19, 2001.

10.25	Shareholder Rights Plan—Incorporated by reference to Exhibit 4 to Form 8-K dated July 16, 1997, as filed with the Securities and Exchange Commission on July 25, 1997.
10.26

Amendment No. 1 to Shareholder Rights Plan—Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.27*

Corporate Executive Severance Pay Plan and Summary Plan Description dated April 10, 2000. Incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.28*

Exhibit B to Corporate Executive Severance Pay Plan dated April 10, 2000—Form of Release and Waiver of Claims Agreement—Incorporated by reference to Exhibit 10.28 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.29*

Exhibit C to Corporate Executive Severance Pay Plan dated April 10, 2000—Form of Agreement to Participate—Severance Plan. Incorporated by reference to Exhibit 10.29 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.30

Facility Lease Agreement, dated October 1, 2002 between Maatschap World Trade Center Amsterdam and InFocus International B.V.—Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.31

Facility Lease Agreement, dated June 9, 2000 between Vaerste AS and InFocus Corporation—Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.32

Manufacturing Services and Supply Agreement by and between InFocus Corporation and Flextronics Industrial SDN. BHD dated May 23, 2001. Confidential treatment has been requested for certain portions of this exhibit.

10.33

Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. Dated September 13, 2002. Confidential treatment has been requested for certain portions of this exhibit.

10.34	Second Amendment to Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. dated January 13, 2005. (Note—there is no First Amendment to this agreement.)
10.35	Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc. dated as of October 25, 2004.
10.36	First Amendment to Credit Agreement, Security Agreement, and Waiver between InFocus Corporation and Well Fargo Foothill, Inc., dated November 29, 2004.
10.37	Second Amendment to Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc., dated December 13, 2004.
10.38

Shareholders Agreement among InFocus Corporation, a Cayman subsidiary of InFocus Corporation, TCL Corporation and TCL Optoelectronic Tech (Shenzhen) Co. Ltd., dated as of December 14, 2004, with respect to South Mountain Technologies, Ltd.—Incorporated by reference to Exhibit 10.1 to Form 8-K dated December 14, 2004, as filed with the Securities and Exchange Commission on December 20, 2004.

14	InFocus Corporation Code of Conduct. Incorporated by reference to Exhibit 14 to Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 10, 2004.
21	Subsidiaries of the Registrant
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2005	INFOCUS CORPORATION
	By	/s/ C. KYLE RANSON
C. Kyle Ranson
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 4, 2005:

Signature	Title
/s/ C. KYLE RANSON	Director, President and Chief Executive Officer
C. Kyle Ranson	(Principal Executive Officer)
/s/ MICHAEL D. YONKER	Executive Vice President and Chief Financial
Michael D. Yonker	Officer (Principal Financial and Accounting Officer)
/s/ JOHN V. HARKER	Director, Chairman of the Board
John V. Harker
/s/ PETER D. BEHRENDT	Director
Peter D. Behrendt
/s/ MICHAEL R. HALLMAN	Director
Michael R. Hallman
/s/ SVEIN S. JACOBSEN	Director
Svein S. Jacobsen
/s/ DUANE C. MCDOUGALL	Director
Duane C. McDougall

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of InFocus Corporation:

We have audited the accompanying consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of InFocus Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Portland, Oregon
February 22, 2005

InFocus Corporation
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$17,032	$94,181
Marketable securities	26,291	30,232
Restricted cash, cash equivalents, and marketable securities	23,316	15,000
Accounts receivable, net of allowances of $10,813 and $11,796	105,811	116,138
Inventories	155,106	62,255
Income taxes receivable	1,994	434
Deferred income taxes	1,063	713
Other current assets	23,866	20,442
Total Current Assets	354,479	339,395
Marketable securities	—	4,822
Restricted marketable securities	2,829	—
Property and equipment, net of accumulated depreciation of $38,366 and $42,156	16,747	15,890
Deferred income taxes	1,636	2,513
Other assets, net	8,182	3,478
Total Assets	$383,873	$366,098
Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$16,198	$—
Accounts payable	64,917	85,869
Payroll and related benefits payable	5,043	6,519
Marketing incentives payable	8,899	7,647
Accrued warranty	10,986	10,663
Other current liabilities	8,230	13,844
Total Current Liabilities	114,273	124,542
Other Long-Term Liabilities	2,967	3,677
Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,635,771 and 39,520,009	89,777	88,787
Additional paid-in capital	75,835	75,835
Accumulated other comprehensive income:
Cumulative currency translation adjustment	35,359	28,608
Unrealized gain on equity securities	21,792	8,352
Retained earnings	43,870	36,297
Total Shareholders’ Equity	266,633	237,879
Total Liabilities and Shareholders’ Equity	$383,873	$366,098

See accompanying Notes to Consolidated Financial Statements.

In Focus Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2004	2003	2002
Revenues	$648,941	$604,490	$653,098
Cost of revenues	535,031	545,049	518,089
Gross Margin	113,910	59,441	135,009
Operating expenses:
Marketing and sales	70,421	73,123	80,028
Research and development	28,864	33,214	37,822
General and administrative	24,423	27,673	44,971
Restructuring costs	1,950	6,650	5,818
Long-lived asset impairment	—	26,400	—
Goodwill	—	—	19,187
	125,658	167,060	187,826
Loss from operations	(11,748)	(107,619)	(52,817)
Other income (expense):
Interest expense	(191)	(242)	(405)
Interest income	1,407	1,734	2,069
Other, net	16,704	113	(1,701)
	17,920	1,605	(37)
Income (loss) before income taxes	6,172	(106,014)	(52,854)
Provision (benefit) for income taxes	(1,401)	3,499	11,117
Net income (loss)	$7,573	$(109,513)	$(63,971)
Basic net income (loss) per share	$0.19	$(2.78)	$(1.63)
Diluted net income (loss) per share	$0.19	$(2.78)	$(1.63)
Shares used in per share calculations:
Basic	39,531	39,391	39,284
Diluted	40,418	39,391	39,284

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation
Consolidated Statements of Shareholders’ Equity
For The Years Ended December 31, 2004, 2003 and 2002
(In thousands, except share amounts)

					Accumulated
					Other
			Additional		Comprehensive	Total
	Common Stock		Paid-In	Retained	Income	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity
Balance at December 31, 2001	39,160,313	$85,738	$75,193	$209,781	$(13,266)	$357,446
Comprehensive income (loss):
Net loss	—	—	—	(63,971)	—	(63,971)
Currency translation adjustment	—	—	—	—	22,937	22,937
Unrealized gain on marketable equity securities	—	—	—	—	2,227	2,227
						(38,807)
Compensation expense of stock options	—	—	59	—	—	59
Shares issued pursuant to stock plans	179,325	2,297	—	—	—	2,297
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	508	—	—	508
Balance at December 31, 2002	39,339,638	88,035	75,760	145,810	11,898	321,503
Comprehensive income (loss):
Net loss	—	—	—	(109,513)	—	(109,513)
Currency translation adjustment	—	—	—		19,733	19,733
Unrealized gain on marketable equity securities	—	—	—		5,329	5,329
						(84,451)
Shares issued pursuant to stock plans	180,371	752	—	—	—	752
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	75	—	—	75
Balance at December 31, 2003	39,520,009	88,787	75,835	36,297	36,960	237,879
Comprehensive income:
Net income	—	—	—	7,573	—	7,573
Currency translation adjustment	—	—	—	—	6,751	6,751
Unrealized gain on marketable equity securities	—	—	—	—	13,440	13,440
						27,764
Shares issued pursuant to stock plans	115,762	990	—	—	—	990
Balance at December 31, 2004	39,635,771	$89,777	$75,835	$43,870	$57,151	$266,633

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$7,573	$(109,513)	$(63,971)
Adjustments to reconcile net income (loss) to net cash flows provided by (used-in) operating activities:
Depreciation and amortization	9,649	16,390	18,537
Write-off of goodwill	—	—	19,187
Long-lived asset impairment	—	26,400	—
Gain on sale of property and equipment	(355)	(125)	—
Deferred income taxes	527	2,202	11,248
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	75	508
Other non-cash (income) expense	(2,251)	1,078	4,889
(Increase) decrease in:
Restricted cash	(12,438)	(446)	—
Accounts receivable	13,480	20,868	46,680
Inventories, net	(89,081)	56,836	(6,664)
Income taxes receivable	(1,533)	20,002	(8,980)
Other current assets	(3,027)	16,555	21,889
Increase (decrease) in:
Accounts payable	(22,607)	(31,310)	(76)
Payroll and related benefits payable	(1,651)	(1,924)	(1,783)
Marketing incentives payable, accrued warranty and other current liabilities	(4,183)	(745)	(2,851)
Other long-term liabilities	(745)	1,171	469
Net cash provided by (used-in) operating activities	(106,642)	17,514	39,082
Cash flows from investing activities:
Purchase of marketable securities	(29,216)	(39,934)	(8,847)
Maturities of marketable securities	47,952	12,097	16,305
Sale of marketable securities	4,760	—	—
Payments for purchase of property and equipment	(8,737)	(8,648)	(27,908)
Proceeds from sale of property and equipment	355	125	—
Payments for investments in Patents and Trademarks	(1,323)	(867)	(873)
Dividend payments received from joint venture	2,126	275	—
Cash paid for acquisitions	—	—	(1,399)
Cash paid for cost based technology investments	(4,525)	—	(1,500)
Other assets, net	950	818	(1,695)
Net cash provided by (used in) investing activities	12,342	(36,134)	(25,917)
Cash flows from financing activities:
Short term borrowings	43,098	—	—
Repayments on short term borrowings	(26,900)	—	—
Proceeds from sale of common stock	615	527	1,891
Net cash provided by financing activities	16,813	527	1,891
Effect of exchange rate on cash	338	8,044	3,115
Increase (decrease) in cash and cash equivalents	(77,149)	(10,049)	18,171
Cash and cash equivalents:
Beginning of year	94,181	104,230	86,059
End of year	$17,032	$94,181	$104,230
Supplemental Cash Flow Information
Cash paid during the period for interest	$191	$242	$405
Cash paid during the period for income taxes	559	3,760	10,735

See accompanying Notes to Consolidated Financial Statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of InFocus Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Nature of Operations

We are the worldwide leader in digital projection technology and services, including designing and marketing innovative products for business, government, education and home use. Our products are used in business, education, government and home theater markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving sharing of computer generated and/or video information with an audience.

Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: allowance for uncollectible trade accounts receivables, inventory valuation, sales reserves, product warranties, income taxes, restructuring charges and long-lived asset impairment.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Cash Equivalents and Marketable Securities

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. Marketable securities consist of government and corporate debt instruments and marketable equity securities. Our marketable securities are classified as either “held to maturity” or “available for sale.”  See Note 4 below for additional details regarding our marketable securities.

Allowance for Uncollectible Trade Accounts Receivables

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade accounts receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt, we may use collection agencies to work with the customer to receive payment in return for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Our allowance for uncollectible accounts totaled $3.9 million and $8.7 million, respectively, at December 31, 2004 and 2003 and is included on the consolidated balance sheets as a reduction of accounts receivable.

Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate any identified inventory exposure. Raw materials and components and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our service planning, operating and finance personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed quarterly by sales, finance and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2004 and 2003, our inventory valuation allowance totaled $17.1 million and $22.0 million, respectively, and is recorded as a reduction of inventory on our consolidated balance sheets.

Long-Lived Assets

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

Based on significant quarterly operating losses during the first half of 2003, we performed a review and evaluation of the carrying value of our long-lived assets for impairment during the third quarter of 2003. Pursuant to SFAS No. 144, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis, along with under utilization of certain assets, indicated that the book value of certain of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Accordingly, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, $24.5 million of which was allocated, on a pro-rata basis, to the following categories of property and equipment; furniture and fixtures, manufacturing equipment, engineering equipment, computer software and equipment, and building improvements. The remaining $1.9 million was allocated, on a pro rata basis, to other intangible assets, including the carrying value of patents and trademarks. The majority of the long-lived assets are continuing to be used in operations.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (approximately two to five years). Major repairs and maintenance that extend the useful life are capitalized and amortized over the estimated extended useful life of the related asset. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter.

Property and equipment is reviewed for impairment at least annually in accordance with SFAS No. 144. As discussed above, in the third quarter of 2003, we reviewed our long-lived assets for impairment and recorded an impairment charge totaling $26.4 million, $24.5 million of which was allocated to property and equipment. In the fourth quarter of 2004, we evaluated our long-lived assets for impairment and determined there was no additional impairment of our long-lived assets.

Other Assets

Other assets include investments in technology companies accounted for under the cost method, deposits and other intangible assets such as patents and trademarks. Other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment when changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with SFAS No. 144. Included in other assets at December 31, 2004 and December 31, 2003, respectively, is $1.6 million and $0.8 million of net capitalized patent and trademark costs. As discussed above, in the third quarter of 2003, we reviewed our long-lived assets for impairment and recorded an impairment charge totaling $26.4 million, $1.9 million of which was allocated to patents and trademarks. In the fourth quarter of 2004, we evaluated our long-lived assets for impairment and determined there was no additional impairment of our long-lived assets.

Goodwill

Goodwill is accounted for pursuant to SFAS No. 142, which requires that goodwill no longer be amortized. However, it should be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.

Upon adoption of SFAS No. 142 on January 1, 2002, we had unamortized goodwill in the amount of $18.5 million and determined that no impairment existed as of that date. In accordance with SFAS No. 142, we performed our first annual impairment test for goodwill during the fourth quarter of 2002.  We had one reporting unit under SFAS No. 142 given the similar economic characteristics of our global operations, thus impairment was assessed on a consolidated basis. The market value of our common stock declined below its book value principally during the fourth quarter of 2002 and remained substantially below book value as of December 31, 2002. This indicated an impairment of our goodwill and required us to write-off our goodwill balance of $19.2 million in the fourth quarter of 2002. As of December 31, 2004 and 2003, we did not have any goodwill on our consolidated balance sheet.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, inventory, short-term borrowings and accounts payable. We estimate that the recorded value of all our monetary assets and liabilities approximates fair value as of December 31, 2004 and 2003.

Marketing Incentives Payable

Marketing incentives payable primarily includes volume rebates, cooperative advertising and other marketing promotions. Estimated volume rebates and other sales incentives are recorded as a reduction of revenue when the related revenue is recognized. Estimated cooperative advertising amounts are classified as sales and marketing expense or as a reduction of revenue and are recorded when earned, which is based on a percentage of revenue. The classification of cooperative advertising either as marketing expense or a reduction of revenue is in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer.”

Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.7 million and $1.5 million, respectively, at December 31, 2004 and 2003 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2004 and 2003 totaled $13.8 million and $14.0 million, respectively, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets. The long-term portion of the warranty accrual was $2.8 million and $3.3 million as of December 31, 2004 and 2003, respectively.

The following is a reconciliation of the changes in the aggregate warranty liability (in thousands):

	Year Ended December 31,
	2004	2003	2002
Balance, beginning of period	$13,965	$7,886	$6,255
Reductions for warranty payments made	(15,516)	(22,458)	(17,690)
Warranties issued	14,181	20,506	9,847
Adjustments and changes in estimates	1,137	8,031	9,474
Balance, end of period	$13,767	$13,965	$7,886

Income Taxes

We account for income taxes in accordance with SFAS No. 109 “Accounting for Income Taxes.”  In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely; we record a valuation allowance against deferred tax assets. We recorded a valuation allowance totaling $125.9 million, $38.7 million and $29.9 million, respectively, in the years ended December 31, 2004, 2003 and 2002. Our valuation allowance totaled $194.3 million and $68.3 million, respectively, as of December 31, 2004 and 2003. See Note 7 below for additional details regarding our income taxes.

Letter of Credit, Restricted Cash and Marketable Securities

At December 31, 2004 we had one outstanding letter of credit totaling $20.0 million, which expired on January 31, 2005. The letter of credit was subsequently renewed with an expiration date of August 2, 2005. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.5 million, primarily relates to value added tax and other deposits with foreign jurisdictions.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment, a hedge of a foreign currency investment position, or are of a long term investment nature, are included in the results of operations as incurred.

Derivatives and Hedging

We account for derivatives and hedging activities in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133,” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 137 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS Nos. 133, 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 137 and 138 require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

We are exposed to changes in foreign currency exchange rates through the purchase and sale of products denominated in non-functional foreign currencies. We utilize foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in the value of our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. We do not use forward contracts as speculative instruments for trading purposes. All non-functional foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each period with realized and unrealized gains and losses included in other income (expense). Due to short contractual lives, the fair value of all outstanding forward contracts at December 31, 2004 and 2003 was immaterial to our consolidated financial statements. These forward contracts are not designated as qualifying hedges and accordingly are marked to market at the end of each period.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts in U.S. dollars as of December 31, 2004 and 2003. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding at December 31, 2004 mature in 31 days or less as of December 31, 2004.

	Bought (Sold)
Foreign Currency	2004	2003
	(In thousands)
Euro	$7,500	$45,800
British Pound	(3,152)	(6,045)
Singapore Dollar	5,273	5,048
Swedish Krona	(3,192)	(6,763)
Norwegian Kroner	(1,157)	1,000

Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates was approximately $88.7 million and $118.6 million at December 31, 2004 and 2003, respectively.

Revenue Recognition

Revenue from the sale of products is recognized when title transfers and risk of loss has passed to the customer, which is generally at time of shipment.

Some distributor, dealer, and retailer agreements allow for partial return of products and/or price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined, short-term stock rotation and defective or damaged product although we have granted retailers return policies consistent with the retailers’ return policies for their customers. We maintain a reserve for sales returns and price adjustments based on historical experience and other qualitative factors. We also have incentive programs for dealers and distributors whereby rebates are offered based upon exceeding volume goals. Estimated sales returns, price protection, and rebates are deducted from revenue.

Historical return rates are monitored on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also regularly monitor and track channel inventory with our significant customers. Variability in channel inventory levels from quarter to quarter is further used to qualitatively adjust our returns reserves. Typically, return rates have averaged in a relatively tight range of 3% to 4% of sales to customers who are granted such rights. If a dramatic change in the rate of returns were to occur, our estimate of our sales return accrual could change significantly.

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

Our net reserve for sales returns, price protection and other rebates totaled $4.7 million and $2.0 million, respectively, at December 31, 2004 and 2003.  Historically, our actual experience for sales returns, price protection and other sales incentives has not differed materially from our estimates.

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

Certain components used in our products are now available only from single sources. The most important of these components are the digital microdevices (DMD’s) manufactured by Texas Instruments and polysilicon manufactured by Epson. An extended interruption in the supply of DMD’s or polysilicon would adversely affect our results of operations.

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

In addition, we have outsourced all of the manufacturing of our projectors to Flextronics in Malaysia and Funai Electric Company in China. The risks mentioned above related to reliance on suppliers will also impact our contract manufacturers. In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, effectively manage the supply chain, manufacture a quality product and provide spare parts in support of our warranty and customer service obligations. Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

Lastly, we have outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions (UPS) in Louisville, Kentucky. We are reliant on UPS to effectively and accurately manage our inventory, service repair and logistics functions. Reliance on UPS requires training of UPS employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting. Failure of UPS to deliver in any one of these areas could have an adverse effect on our results of operations.

We sell our products to a large number of customers worldwide. One customer accounted for 13.3%, 12.4% and 14.5%, respectively, of total revenues for the years ended December 31, 2004, 2003 and 2002. This customer accounted for 12.1% and 10.4%, respectively, of our accounts receivable balance at December 31, 2004 and 2003. In addition, one other customer accounted for 21.3% of our accounts receivable balance at December 31, 2003.

We invest our excess cash with high credit quality financial institutions, which bear minimal risk, and by policy, we limit the amount of credit exposure to any one financial institution.

Employee Benefit Plans

We provide a defined benefit pension plan and a 401(k) plan for certain employees. The 401(k) plan does not allow for direct investment in our common stock. We have a defined benefit plan for certain of our Norwegian employees. The net pension liability related to the defined benefit pension plan was $228,000 and $426,000 at December 31, 2004 and 2003, respectively. Detailed information pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” is not provided due to the immateriality of the defined benefit pension amounts. We match U.S. employee 401(k) contributions up to $6,000, or 5%, of the employee’s pay. We also have various retirement plans in Singapore and certain European regions.

The total expense related to all of the plans was $2.2 million, $2.0 million and $2.1 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

Research and Development

Amounts spent on research and development activities are expensed as incurred as research and development expense on the consolidated statements of operations.

Advertising Costs

Advertising costs, which are included in sales and marketing expenses, are expensed as incurred in accordance with SOP 93-7. We have certain cooperative advertising programs with our customers based on pre-established percentages of revenue generated from these customers. These obligations are reflected in the statements of operations as a sales and marketing expense as specific documentation is required from the customer evidencing the benefit to the corporation. Advertising expense was $13.4 million, $15.8 million and $18.8 million, respectively, for the years ended December 31, 2004, 2003 and 2002.

Stock-Based Compensation Plans

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation—Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Year Ended December 31,	2004	2003	2002
Net income (loss), as reported	$7,573	$(109,513)	$(63,971)
Deduct—total stock-based employee compensation expense determined under the fair value based method for all awards	(9,730)	(6,895)	(10,544)
Net loss, pro forma	$(2,157)	$(116,408)	$(74,515)
Net income (loss) per share—basic, as reported	$0.19	$(2.78)	$(1.63)
Net loss per share—basic, pro forma	$(0.05)	$(2.96)	$(1.90)
Net income (loss) per share—diluted, as reported	$0.19	$(2.78)	$(1.63)
Net loss per share—diluted, pro forma	$(0.05)	$(2.96)	$(1.90)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2004	2003	2002
Risk-free interest rate	2.86% - 3.85%	2.50% - 3.27%	4.00%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	3.8	4.3	5.0
Expected volatility	78.4% - 81.1%	81.6% - 82.8%	78.6%

Using the Black-Scholes methodology, the total value of stock awards and options granted during 2004, 2003 and 2002 was $3.7 million, $8.1 million and $16.2 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock awards and options granted during 2004, 2003 and 2002 was $5.19 per share, $3.80 per share and $9.59 per share, respectively.

See Note 2 for a discussion of SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

In December 2004, the Compensation Committee of our Board of Directors approved an acceleration of vesting of employee stock options outstanding as of December 20, 2004 with an option price greater than $11.21 per share. Options covering 585,727 shares of our common stock, or approximately 11% of the total outstanding option shares, were subject to this acceleration and became immediately vested and exercisable. As a result of the acceleration of vesting of these options, we expect to reduce our exposure to the effects of SFAS No. 123R, which requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method beginning in the third quarter of 2005. We currently expect a reduction in stock-based compensation expense of approximately $1.2 million in the second half of 2005 and a reduction of approximately $0.5 million in 2006 as a result of the acceleration of vesting of these options.

Net Income (Loss) Per Share

Basic net income (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.”  Basic and diluted EPS are the same for 2003 and 2002 as we were in a loss position. Following is a reconciliation of the shares used for our basic EPS and diluted EPS calculation in 2004 (in thousands).

Year Ended December 31,	2004
Shares used for basic EPS	39,531
Dilutive effect of stock options calculated using the treasury stock method	810
Unvested restricted stock	77
Shares used for diluted EPS	40,418

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

Year Ended December 31,	2004	2003	2002
Stock options	2.9 million	5.2 million	4.9 million

Comprehensive Income (Loss)

Comprehensive gain (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity.

Segment Reporting

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131, we have determined that we operated in one segment during 2004, 2003 and 2002.

2.   NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. See Note 1 Summary of Significant Accounting Policies—Stock-Based Compensation above for the pro forma effects of how SFAS No. 123R would have affected results of operations in 2004, 2003 and 2002. SFAS No. 123R will not have any effect on our cash flows.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs: an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provision of SFAS No. 151, when applied, will have a material impact on our financial position, results of operations or cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for Non-monetary Transactions.”  Both SFAS no. 153 and APB No. 29 require that exchanges of non-monetary assets should be measured based on fair value of the assets exchanged. APB No. 29, however, allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Any non-monetary asset exchanges will be accounted for under SFAS No. 153, however we do not expect SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.

EITF 03-1

In March 2004, the Emerging Issues Task Force (“EITF”) issued EITF No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.”  EITF No. 03-1 provides guidance for determining when an investment is impaired, whether that impairment is other than temporary and the measurement of an impairment loss. We have applied the guidance of EITF No. 03-1 to our investments and determined that no other than temporary impairment existed for our investments as of December 31, 2004.

EITF 04-8

In October 2004, the FASB ratified EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.”  The new rules require companies to include shares issuable upon conversion of contingently convertible debt in their diluted earnings per share calculations regardless of whether the debt has a market price trigger that is above the current fair market value of the company’s common stock that makes the debt currently not convertible.

The new rules are effective for reporting periods ending on or after December 15, 2004. We do not have any convertible debt and, therefore, EITF 04-8 will have no effect on our financial position, results of operations or cash flows.

FIN No. 46(R)

In December 2003, the FASB issued FIN No. 46(R), “Consolidation of Variable Interest Entities” to define the interpretation of Accounting Research Bulletin (“ARB”) No. 51 “Consolidated Financial Statements” which addresses consolidation by business enterprises of variable interest entities. FIN No. 46(R) outlines the requirements for determining if consolidation accounting is required for interests in “special purpose entities” where traditional voting rights would not require consolidation. The accounting rules outlined in FIN No. 46(R) are effective for reporting periods ending after December 15, 2003. We have reviewed FIN No. 46(R) with respect to our 50/50 joint ventures, Motif and SMT, and determined that consolidation of these entities is not required and that accounting for our interests in these entities under the equity method of accounting is appropriate.

3.   MERGER AND RESTRUCTURING RELATED CHARGES:

During the second quarter of 2002, we announced a restructuring plan related to the migration of additional production offshore and the streamlining of our sales and marketing activities. We incurred a restructuring charge of $1.3 million, primarily for employee severance costs related to the reduction of our head count by approximately 10%.

In the fourth quarter of 2002, we incurred an additional $4.5 million of restructuring charges related to completing our transition to 100% outsourced manufacturing and streamlining our European financial operations and service and support functions.

In April 2003, we announced a further restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development efforts. Pursuant to SFAS No. 146, we recorded a restructuring charge related to these actions of $3.7 million in the second quarter of 2003, primarily for severance related costs. We recorded an additional charge of $3.0 million in the fourth quarter of 2003 and of $0.5 million in 2004 for consolidating employees at our research and development, factory repair and logistics site in Wilsonville, Oregon into our corporate headquarters building and for the continued transfer of our logistics and factory repair activities to an outsourced provider.

On December 14, 2004, we committed to a plan of restructuring associated with streamlining our operations in Fredrikstad, Norway. Upon formation of a new research and development subsidiary in Norway for our joint venture, South Mountain Technologies (SMT), (see Note 10 for additional details), a majority of our current research and development team will transition to SMT. As a result, we will absorb or transition all other current business activities occurring at our Fredrikstad, Norway site within other areas of the company. We incurred a charge in the fourth quarter of 2004 totaling $1.5 million for these activities, primarily related to employee severance costs. We expect to incur a charge in the first half of 2005 totaling between $3.0 million and $5.0 million, consisting of costs to vacate space under long term lease arrangements estimated to be between $2.2 million and $3.5 million, additional severance charges estimated between $0.5 million and $1.0 million, other associated costs estimated between $0.3 million and $0.5 million and a non-cash asset impairment charge of approximately $0.3 million. Other than the non-cash impairment charge, all of these amounts will be paid in cash. Payments under the current Fredrikstad, Norway leases are expected to be made over the remaining lease terms through 2011 and will be net of estimated sub-lease rentals. We expect events related to this restructuring plan to be substantially complete by the end of the first quarter of 2005, with some actions continuing into the second quarter of 2005.

Savings associated with these actions over the course of 2005 are estimated to be between $3 million and $4 million.

At December 31, 2004, we had $2.2 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid within the next two quarters and the lease loss to be paid over the related lease terms. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2003	2004 Net Charges	2004 Amounts Paid	Accrual at December 31, 2004
Severance and related costs	$3,638	$1,500	$3,271	$1,867
Lease loss reserve	1,702	450	1,793	359
Other	195	—	195	—
Total	$5,535	$1,950	$5,259	$2,226

The total restructuring charges in 2004, 2003 and 2002 were as follows (in thousands):

Year Ended December 31,	2004	2003	2002
Severance and related costs	$1,500	$5,235	$4,320
Lease loss reserve	450	1,101	909
Other	—	314	589
Total	$1,950	$6,650	$5,818

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

Held to Maturity	December 31, 2004	December 31, 2003
Fair Market Value	$28,420	$38,563
Amortized Cost:
State and Local Government	—	$2,793
Federal Government	15,697	13,987
Corporate	12,810	21,738
Total	$28,507	$38,518
Maturity Information:
Less than one year	$25,678	$33,696
One to five years	2,829	4,822
Total	$28,507	$38,518

Available for Sale	December 31, 2004	December 31, 2003
Fair market value	$23,291	$11,090
Cost:
Corporate equities	$1,499	$2,738

Gains and losses on the sale of marketable securities are calculated using the specific identification method. We record, as a separate component of shareholders’ equity, the unrealized gains and losses on available for sale securities. At December 31, 2004, we had unrealized gains of $21.8 million and no unrealized losses included in our available for sale securities balance. We recognized $13.2 million, as a component of other income, related to gains on sales of equity securities in 2004.

At December 31, 2003, we had unrealized gains of $8.4 million and no unrealized losses included in our available for sale securities balance.

5.   INVENTORIES:

The components of inventory are as follows (in thousands):

December 31,	2004	2003
Lamps and accessories	$11,211	$9,464
Service inventories	32,417	15,010
Finished goods	111,478	37,781
	$155,106	$62,255

As of December 31, 2004, we classify our inventory in three categories: finished goods, lamps and accessories and service inventories. Finished goods inventory consists of new projectors in our logistics centers, new projectors in transit from our contract manufacturers and new projectors held by certain retailers on consignment until sold. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can be either sold as new or used in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities and remanufactured projectors. Inventory is shown net of write-downs for obsolete and excess inventories of $17.1 million and $22.0 million, respectively, as of December 31, 2004 and 2003. Inventories as of December 31, 2004 include approximately $1.2 million, net of related write-downs, of finished goods and service parts impounded by Chinese authorities. See Note 13.

6.   PROPERTY AND EQUIPMENT:

The components of property and equipment are as follows (in thousands):

		December 31,
	Estimated Useful Lives	2004	2003
Furniture and fixtures	5 years	$3,983	$2,688
Manufacturing equipment	1.5 to 3 years	27,940	22,766
Engineering equipment	5 years	2,627	2,658
Computer software and equipment	3 to 5 years	13,449	22,514
Buildings, land and improvements	Shorter of 10 years or life of lease	7,114	7,420
		55,113	58,046
Less accumulated depreciation		(38,366)	(42,156)
		$16,747	$15,890

Pursuant to SFAS No. 144, we recorded an impairment charge related to our long-lived assets totaling $26.4 million in 2003. See Note 1 for additional information regarding this impairment charge.

7.   INCOME TAXES:

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” The components of income (loss) before income taxes and the provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,	2004	2003	2002
Income (loss) before income taxes:
U.S.	$5,779	$(81,718)	$(59,469)
Foreign	393	(24,296)	6,615
	$6,172	$(106,014)	$(52,854)
Tax provision (benefit):
Federal and State:
Current	$430	$(741)	$(3,233)
Deferred	(126,997)	(31,274)	(14,895)
Increase in valuation allowance	126,997	31,274	29,616
	430	(741)	11,488
Foreign:
Current	(2,358)	2,100	3,229
Deferred	1,578	(5,282)	(3,600)
Decrease in valuation allowance	(1,051)	7,422
	(1,831)	4,240	(371)
Total	$(1,401)	$3,499	$11,117

We realize tax benefits in the United States as a result of the exercise of nonqualified stock options and the exercise and subsequent sale of certain incentive stock options (disqualifying dispositions). For financial reporting purposes, any reduction in income tax obligations as a result of these tax benefits is credited to paid-in capital. To the extent these tax benefits are not realizable due to net operating loss carry forwards (NOLs), a valuation allowance is placed on the tax benefit until the benefit is realizable. Tax benefits of $0.1 million and $0.5 million were credited to paid-in capital in 2003 and 2002, respectively. In 2004, these tax benefits were $0.3 million, however, because of our NOLs, a full valuation allowance was placed on these tax benefits.

The reconciliation between the effective tax rate and the statutory federal income tax rate is as follows:

Year Ended December 31,	2004	2003	2002
Statutory federal income tax rate	35.0%	(35.0)%	(35.0)%
State taxes, net of federal income taxes	1.6	0.2	0.2
Effect of foreign taxes, net	10.5	2.3	(7.9)
Research and development tax credit	(3.2)	(0.8)	(2.7)
Non-deductible goodwill amortization	—	—	12.4
Tax exempt interest	—	(0.2)	(1.1)
Change in valuation allowance	32.3	37.5	56.0
Resolution of tax authority items	(11.2)	—	—
Reduction of tax reserves for resolved items	(72.0)	—	—
Income from equity investees	(11.3)	—	—
Other	(4.4)	(0.7)	(0.9)
Effective tax rate	(22.7)%	3.3%	21.0%

The tax effect of temporary differences and carry forwards which gave rise to significant deferred tax assets and liabilities were as follows (in thousands):

December 31,	2004	2003
Current Deferred Tax Assets
Accounts receivable reserves	$5,271	$2,841
Inventory reserves	1,063	1,765
Tax loss and credit carry forwards	3,054	1,493
Accrued warranty	5,004	2,820
Accrued expenses	2,761	2,032
Other	1,718	1,124
Total Current Deferred Tax Assets	18,871	$12,075
Current Deferred Tax Liabilities
Deferred gains	(2,903)	—
Prepaid expenses	(1,283)	—
Total Current Deferred Tax Liabilities	(4,186)	—
Valuation Allowance	(13,622)	(11,362)
Total Current Deferred Taxes	$1,063	$713
Non-Current Deferred Taxes
Tax loss and credit carry forwards	$72,612	$46,632
Accrued warranty	1,220	2,231
Capitalized research and development costs	6,118	—
Depreciation differences	3,103	9,082
Goodwill	97,579	—
Other	1,640	1,518
Total Non-Current Deferred Tax Assets	182,272	59,463
Valuation Allowance	(180,636)	(56,950)
Total Non-Current Deferred Taxes	$1,636	$2,513
Total Deferred Taxes	$2,699	$3,226

At December 31, 2004, we had U.S. federal NOLs and U.S. state NOLs totaling approximately $121.4 million and $127.4 million respectively. The federal NOLs begin to expire in the year 2021 whereas the state NOLs begin to expire between 2006 and 2024 depending on the state. We also have foreign NOLs totaling approximately $52.9 million, most of which have an unlimited carry forward period. Additionally, we have various U.S. tax credits available aggregating $10.3 million expiring in the years 2010 through 2024.

Total deferred tax assets increased from $71.5 million at December 31, 2003 to $201.1 million at December 31, 2004, primarily due to tax elections made during 2004 related to various foreign subsidiaries. The tax elections resulted in a deemed liquidation of foreign subsidiary assets into the parent company for U.S. tax purposes causing the foreign assets to be brought into the U.S. taxing jurisdiction. In particular, the foreign subsidiaries were deemed to have transferred goodwill of $285.2 million (net of previous amortization) and other assets of $31.1 million to the parent company at the time of the election. During 2004, the amortization of the transferred goodwill increased the NOL. In accordance with SFAS No. 109, a valuation allowance was established against the NOL. As of December 31, 2004, deferred tax assets of the foreign subsidiaries for goodwill and other assets transferred into the U.S. parent in the deemed liquidation were recorded at $97.6 million and $8.2 million, respectively, representing the majority of the increase in gross deferred tax assets during 2004. Total deferred tax liabilities as of December 31, 2004 are $4.2 million. We had no deferred tax liabilities as of December 31, 2003.

SFAS No. 109 requires that the tax benefits described above be recorded as an asset. We then assess such assets to determine if it is “more likely than not” they will be realized; if not, a valuation allowance is required to be recorded. Based on this guidance, we have recorded a valuation allowance of $194.3 million against such deferred tax assets as of December 31, 2004. The valuation allowance fully reduces U.S. net deferred tax assets to zero. The valuation allowance also covers certain foreign NOLs that are not realizable in the near future. Future levels of taxable income are dependent upon general economic conditions, including but not limited to, continued growth of our markets, competitive pressures on sales and gross margins, successful implementation of tax planning strategies, and other factors beyond our control. We believe that the net foreign deferred tax asset of $2.7 million reflected on the December 31, 2004 consolidated balance sheet is realizable based on future forecasts of taxable income over a relatively short time horizon.

We have undistributed earnings of foreign subsidiaries of approximately $3.0 million at December 31, 2004, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits and an offset against U.S. NOLs) and withholding taxes payable to the various foreign countries. Determination of the amount of the unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation.

The Norwegian Tax Authorities are examining our 2002 Norwegian income tax return. Although the final outcome of the Norwegian tax audit is uncertain, we believe the ultimate resolution will not have a materially adverse effect on our results of operations, cash flows, or financial position.

8.   LINE OF CREDIT:

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

Interest on outstanding borrowings is at prime plus 0.25% or at LIBOR plus 2.25% at our option upon initiating advances under the line. However, at no time will the interest rate be below 4%. We may issue letters of credit under the credit facility in amounts up to $25 million. Fees for letters of credit are 1.5% of the principal amount of the letter of credit. The agreement requires us to pay a 0.5% commitment fee over the two-year term and an additional 0.375% per annum on the unused portion of the credit facility. At December 31, 2004, we had $16.2 million outstanding on this credit facility at an interest rate of 5.5% and $19.9 million remained available for future borrowings. We capitalized approximately $0.1 million of fees related to obtaining the line of credit, which will be amortized ratably over the life of the facility.

The credit facility contains various restrictive covenants. Such restrictions are subject to usual and customary exceptions, which would be typical for a credit facility of this nature. The restrictions include, among others, maintaining a minimum level of earnings, a maximum amount of capital expenditures per annum, not creating liens on our assets or incurring additional debt, limiting investments and acquisitions and preventing dissolution, liquidation, merger or a sale of our assets.

The credit facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of such things as nonpayment of amounts due under the credit facility, violation of the restrictive covenants referred to above, or violation of other contract provisions. If an event of default occurs and is continuing, the interest rate on any outstanding borrowings increases 2%, and we may be required to repay any outstanding borrowings under the credit facility.

9.   LEASE OBLIGATIONS:

We lease a 140,000 square foot facility in Wilsonville, Oregon, which is our corporate headquarters. This lease is non-cancelable and expires in October 2011. We also lease space in Fredrikstad, Norway, Amsterdam, The Netherlands and Hilversum, The Netherlands, under leases expiring on February 1, 2011, September 30, 2007 and September 30, 2008, respectively. We closed our Hilversum, The Netherlands facility in October 2002. We have sublet this entire facility to two separate tenants for a portion of the lease obligation value. In connection with our December 2004 Norway restructuring plan as discussed in Note 3, we announced our intention to close our Fredrikstad, Norway office. We are currently attempting to sublet this property, but currently are estimating that a restructuring charge of between $2.2 million and $3.5 million will be required as we vacate these premises during the first half of 2005.

In addition, we have several operating leases for smaller sites in the United States and internationally to support our local sales and support activities. We also lease certain equipment pursuant to operating leases.

Future minimum lease payments, net of estimated sub-lease income, including amounts due for closed facilities for which we have remaining future obligations as of December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$5,889
2006	5,709
2007	5,344
2008	3,844
2009	3,925
Thereafter	6,861
Total minimum lease payments	$31,572

Rental payments related to the above leases for the years ended December 31, 2004, 2003 and 2002 were $6.9 million, $7.9 million and $7.0 million, respectively. There were no capital leases at December 31, 2004.

10.   SMT JOINT VENTURE:

On December 14, 2004, we and TCL Corporation (TCL), through wholly-owned subsidiaries, entered into a Shareholders Agreement to create a 50-50 owned joint venture named South Mountain Technologies (SMT). SMT was formed with the goal of integrating the low cost, high quality manufacturing capabilities of TCL with the innovative digital projection design leadership of InFocus. SMT’s business plan is to manufacture and sell projection engines on an OEM basis for rear projection televisions, commercial digital signage screens and front projectors to the parent companies and other brand operators in both China and the broader global market place. TCL is a leading multimedia consumer electronics manufacturing company in China, and through its majority-owned joint venture with Thomson, TCL Thomson Electronics (TTE), is now the largest manufacturer of televisions in the world. Prior to the signing of the Shareholders Agreement, TTE was a customer of InFocus, buying its standard and ultra-thin microdisplay rear projection light engines and also was the contract manufacturer for our ultra-thin microdisplay television, the ScreenPlay61. Moving forward, TTE is expected to purchase rear projection light engines from SMT and we will transfer our television contract manufacturing to a different contract manufacturer.

Each joint venture partner will contribute management personnel and an equal number of board members to manage and govern SMT. Each of the parties has also committed to invest $10 million in cash in the joint venture, for a total of $20 million in cash, to be contributed over the course of 2005 as agreed upon milestones are achieved. As of December 31, 2004, we had not paid any of our committed cash capital contribution to SMT. We are working to obtain all the necessary approvals to begin full operations in China and at this time believe these will be secured in order to begin production during the second quarter of 2005. We expect to benefit from the joint venture through lower bill of material costs on products procured from SMT, opening up the market for InFocus products in China, and receiving royalties on sale of products by SMT to third parties including TCL. We will record 50% of the quarterly SMT operating results as a component of other income in our statement of operations. We expect SMT will have start-up losses from operations through mid 2006 before turning to profitability. Additional capital contributions by the parent companies beyond their initial $10 million commitments may be required to either fund start-up losses or provide future working capital as SMT grows its business.

Structurally, SMT will consist of an offshore parent holding company with three wholly owned subsidiaries; a manufacturing, research and development center in Shenzhen, China and research and development centers in Wilsonville, Oregon and Fredrikstad, Norway. Shenzhen will be the headquarters for the joint venture.

In addition, we have agreed to license a significant portion of our projection patent portfolio on a nonexclusive basis to SMT to allow shorter time to market and access to our innovative technology. In exchange, SMT will pay us a royalty for products sold to third parties that incorporate our patented technology.

11.   SHAREHOLDERS’ EQUITY:

Common Share Purchase Rights

In July 1997, we declared a dividend distribution of one common share purchase right for each outstanding share of our common stock (the “Rights”). If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of our common shares having a market value at the time of twice the exercise price of $65. Rights held by the Acquiring Person become void and are not exercisable to purchase shares at the bargain purchase price. An Acquiring Person is defined as a person who acquires 20% or more of our outstanding common shares. In effect, this would enable a holder of Rights (other than an Acquiring Person) to purchase $130 worth of common stock at half price. Our Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 20% or more of the outstanding common stock.

Stock Option Plans

Our 1988 Combination Stock Option Plan, as amended (the “1988 Plan”) expired in December 1998. Our 1998 Stock Incentive Plan (the “1998 Plan” together with the 1988 Plan, the “Plans”) was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to our employees and restricted stock and non-statutory stock options to our employees, officers, directors and consultants. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of our common stock at the date of grant. Options granted generally vest over a four-year period and expire either five or ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant.

We also have stock options outstanding under stock option plans assumed in connection with our Proxima ASA business combination. All options under these plans were granted at fair market value, vest over two to three-year periods and expire two to five years from the date of grant. Pursuant to the business combination agreement with Proxima, all terms and conditions of the Proxima options remain unchanged with the exception of the adjustment of the exercise price and number of options to conform to the share exchange ratio as agreed in the business combination agreement.

At December 31, 2004, we had 6,705,036 shares of common stock reserved for issuance under the above plans. Activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2001	2,125	3,533	$18.77
Restricted shares granted	(1)	—	—
Options granted	(1,668)	1,711	16.03
Options canceled	402	(442)	21.57
Options exercised	—	(181)	11.11
Balances, December 31, 2002	858	4,621	17.63
Additional shares reserved	1,950	—	—
Restricted shares granted	(73)	—	—
Restricted shares canceled	14	—	—
Options granted	(2,054)	2,054	5.98
Options canceled	1,148	(1,531)	18.90
Options exercised	—	(122)	4.48
Balances, December 31, 2003	1,843	5,022	12.59
Restricted shares granted	(5)	—	—
Options granted	(703)	703	8.76
Options canceled	520	(564)	13.21
Options exercised	—	(111)	5.49
Balances, December 31, 2004	1,655	5,050	$12.00

Our Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) provided for the issuance of stock options covering a total of 400,000 shares of our common stock to members of our board of directors who were not employees at any time during the preceding year (“Eligible Directors”). The Directors’ Plan expired August 22, 2002 and, therefore, no options will be granted under this plan in the future. All Eligible Director Options vest six months after the date of grant. At December 31, 2004 we had reserved 221,986 shares of common stock for issuance under the Directors’ Plan. Activity under the Directors’ Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2001	24	271	$17.47
Options granted	(24)	24	12.88
Options canceled	—	—	—
Options exercised	—	—	—
Balances, December 31, 2002	—	295	17.09
Options canceled	—	(73)	20.81
Options exercised	—	—	—
Balances, December 31, 2003	—	222	15.87
Options canceled	—	—	—
Options exercised	—	—	—
Balances, December 31, 2004	—	222	$15.87

Information about stock options outstanding at December 31, 2004 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/04	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/04	Weighted Average Exercise Price
$ 4.188 - $ 5.001	560,299	5.91	$4.578	351,209	$4.513
5.020 - 5.440	881,834	3.42	5.437	334,174	5.437
5.490 - 8.250	600,859	4.28	7.025	326,642	7.211
8.280 - 9.060	782,352	4.39	8.841	161,447	8.933
9.125 - 12.330	585,127	5.71	11.359	432,891	11.475
12.350 - 16.500	573,415	4.56	15.170	572,804	15.171
16.563 - 21.750	546,323	6.33	18.789	545,926	18.789
21.813 - 28.000	538,788	6.03	23.263	538,726	23.263
28.438 - 54.500	202,950	5.61	35.843	202,950	36.843
$ 4.188 - $54.500	5,271,947	4.96	$12.162	3,466,769	$14.747

At December 31, 2003 and 2002, 2.2 million and 2.3 million options, respectively, were exercisable at weighted average exercise prices of $15.73 per share and $16.72 per share, respectively.

In December 2004, the Compensation Committee of our Board of Directors approved an acceleration of vesting of employee stock options outstanding as of December 20, 2004 with an option price greater than $11.21 per share. Options covering 585,727 shares of our common stock, or approximately 11% of the total outstanding option shares, were subject to this acceleration and became immediately vested and exercisable. See Note 1 above for additional details.

12.   GEOGRAPHIC INFORMATION:

Geographic revenue information is as follows (in thousands):

Year Ended December 31,	2004	2003	2002
United States	$368,784	$321,132	$353,248
Europe	191,007	177,576	193,502
Asia Pacific	56,774	79,025	72,396
Other	32,376	26,757	33,952
	$648,941	$604,490	$653,098

Long-lived assets by geographic region are as follows (in thousands):

December 31,	2004	2003
United States	$22,137	$15,335
Europe	2,692	3,281
Asia Pacific	100	752
	$24,929	$19,368

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

China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities. In mid-May 2003, Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations. The Chinese authorities are questioning the classification of our products upon importation into China. Since we established operations in China in late 2000, our Chinese subsidiary has imported data projectors. The distinction between a data projector and a video projector is important because the duty rates on a video projector have been much higher than on a data projector. If the video projector duty rate were to be applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.

We continue to work closely with the Chinese customs officials to resolve this matter. During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In addition, during the second quarter of 2004, we were allowed to start selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. In the fourth quarter of 2004, we secured the release of approximately 60% of the projectors being held by Shanghai Customs and sold them to a customer in China. As a result, we made an additional deposit with Shanghai Customs of approximately $5.9 million bringing our total deposit as of December 31, 2004 to $12.2 million. This deposit is recorded in other current assets on our consolidated balance sheet. Subsequent to December 31, 2004, we made an additional deposit of $2.1 million for the release of additional inventory.

The release of the cash deposit is dependent on final case resolution. At this time, we are not able to estimate when this case will ultimately be resolved or its financial impact on us and therefore have not recorded any expense in our statement of operations related to this matter.

3M

In January 2004, 3M filed a lawsuit in the United States District Court in Minnesota, claiming that our light engine technology violated one of their patents. We have reviewed the complaint and the relevant patent and believe we have meritorious defenses to the claims made in the lawsuit, and therefore, have not recorded any expense in our statement of operations related to this matter. During the second quarter of 2004, we filed for dismissal of the suit in Minnesota and for a declaratory judgment in Oregon, which, if successful, would dismiss the current case in Minnesota and narrow jurisdictional scope of the lawsuit to an Oregon court. On February 11, 2005 the Minnesota courts denied our request to dismiss the case. However, we will continue to pursue the case in Minnesota and present our various defenses against 3M.

In the second quarter of 2004, we filed a lawsuit against 3M in the United States District Court in Oregon, claiming that 3M is selling products that incorporate our patented projection lamp safety interlock system. We are seeking monetary damages, as well as injunctive relief to prevent 3M from continuing to sell products to its customers that incorporate this technology. No decision has been reached on this legal action.

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of InFocus Corporation:

Under date of February 22, 2005, we reported on the consolidated balance sheets of InFocus Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statement of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004, which are included in this Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2004, 2003 and 2002. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP
Portland, Oregon
February 22, 2005

SCHEDULE II

InFocus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 2004, 2003 and 2002
(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance	Charged	Charged to		Balance
	at Beginning	to Costs and	Other Accounts—	Deductions—	at End
Description	of Period	Expenses	Describe	Describe(a)	of Period
Year Ended December 31, 2002:
Allowance for uncollectible accounts and sales allowances	$12,269	$55,804	$—	$(51,618)	$16,455
Year Ended December 31, 2003:
Allowance for uncollectible accounts and sales allowances	$16,455	$21,922	$—	$(26,581)	$11,796
Year Ended December 31, 2004:
Allowance for uncollectible accounts and sales allowances	$11,796	$24,830	$—	$(25,813)	$10,813

(a)           Charges to the accounts included in this column are for the purposes for which the reserves were created.