Form 10-Q
period 2005-03-31
INFOCUS CORP
filed 2005-05-10
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes  ☒                No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	39,708,263
(Class)	(Outstanding at April 29, 2005)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	March 31, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$30,181	$17,032
Marketable securities	17,086	26,291
Restricted cash, cash equivalents, and marketable securities	24,422	23,316
Accounts receivable, net of allowances of $9,682 and $10,813	85,023	105,811
Inventories	127,177	155,106
Income taxes receivable	2,009	1,994
Deferred income taxes	1,023	1,063
Other current assets	25,672	23,866
Total Current Assets	312,593	354,479

Restricted marketable securities	1,593	2,829
Property and equipment, net of accumulated depreciation of $26,577 and $38,366	15,623	16,747
Deferred income taxes	1,569	1,636
Other assets, net	12,580	8,182
Total Assets	$343,958	$383,873

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$—	$16,198
Accounts payable	66,468	64,917
Payroll and related benefits payable	2,921	5,043
Marketing incentives payable	10,089	8,899
Accrued warranty	10,986	10,986
Other current liabilities	10,483	8,230
Total Current Liabilities	100,947	114,273

Other Long-Term Liabilities	3,091	2,967

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,708,263 and 39,635,771	89,886	89,777
Additional paid-in capital	76,128	75,835
Accumulated other comprehensive income:
Cumulative currency translation adjustment	30,997	35,359
Unrealized gain on equity securities	13,018	21,792
Retained earnings	29,891	43,870
Total Shareholders’ Equity	239,920	266,633
Total Liabilities and Shareholders’ Equity	$343,958	$383,873

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004

Revenues	$137,016	$145,449
Cost of revenues	127,067	120,457
Gross margin	9,949	24,992

Operating expenses:
Marketing and sales	16,937	17,801
Research and development	6,131	7,201
General and administrative	5,711	5,491
Restructuring costs	4,700	450
	33,479	30,943

Loss from operations	(23,530)	(5,951)

Other income (expense):
Interest expense	(146)	(1)
Interest income	267	439
Other, net	9,698	1,314
	9,819	1,752
Loss before income taxes	(13,711)	(4,199)
Provision for income taxes	268	250
Net loss	$(13,979)	$(4,449)

Basic and diluted net loss per share	$(0.35)	$(0.11)

Shares used in basic and diluted per share calculations	39,578	39,550

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net loss	$(13,979)	$(4,449)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	2,913	2,674
Gain on sale of property and equipment	(43)	(23)
Gain on sale of marketable securities	(9,218)	(350)
Deferred income taxes	107	(306)
Other non-cash income	(323)	(725)
(Increase) decrease in:
Restricted cash	2,297	(1,216)
Accounts receivable, net	18,744	14,820
Inventories, net	25,577	(24,244)
Income taxes receivable, net	(38)	50
Other current assets	(2,164)	3,855
Increase (decrease) in:
Accounts payable	2,720	18,908
Payroll and related benefits payable	(2,032)	(2,088)
Marketing incentives payable, accrued warranty and other current liabilities	3,584	1,640
Other long-term liabilities	159	(286)
Net cash provided by operating activities	28,304	8,260

Cash flows from investing activities:
Purchase of marketable securities	(5,918)	(14,884)
Maturities of marketable securities	3,700	18,930
Proceeds on sale of marketable securities	9,700	621
Payments for purchase of property and equipment	(2,139)	(5,200)
Proceeds from sale of property and equipment	43	23
Payments for investments in patents and trademarks	(353)	(219)
Cash paid for investments in joint ventures	(1,500)	—
Cash paid for cost based technology investments	(2,000)	(1,250)
Other assets, net	(178)	(4)
Net cash provided by (used in) investing activities	1,355	(1,983)

Cash flows from financing activities:
Repayments on short term borrowings	(16,198)	—
Proceeds from sale of common stock	62	292
Net cash provided by (used in) financing activities	(16,136)	292

Effect of exchange rate on cash	(374)	(1,690)

Increase in cash and cash equivalents	13,149	4,879

Cash and cash equivalents:
Beginning of period	17,032	79,627
End of period	$30,181	$84,506

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from our 2004 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K.  The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method.  Following is a detail of our inventory (in thousands):

	March 31, 2005	December 31, 2004
Lamps and accessories	$13,347	$11,211
Service inventories	33,402	32,417
Finished goods	80,428	111,478
Total, net	$127,177	$155,106

Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts.  These items can be either sold as new or used in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities and remanufactured projectors. Finished goods consists of new projectors in our logistics centers, new projectors in transit from our contract manufacturers and new projectors held by certain retailers on consignment until sold.

Note 3.  Earnings Per Share

Since we were in a loss position for both periods presented, there was no difference between the number of shares used to calculate basic and diluted loss per share for either period. Potentially dilutive securities that are not included in the diluted loss per share calculations because they would be anti-dilutive include the following (in thousands):

	Three Months Ended March 31,
	2005	2004
Stock options	5,777	5,167

Note 4.  Comprehensive Gain (Loss)

Comprehensive gain (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive gain (loss) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Net loss	$(13,979)	$(4,449)
Foreign currency translation loss	(4,362)	(3,219)
Net unrealized gain on equity securities	444	13,020
Unrealized gain realized during period	(9,218)	(350)
Total comprehensive gain (loss)	$(27,115)	$5,002

The decrease in the net unrealized gain on equity securities of $8.8 million during the first quarter of 2005 primarily relates to the sale of a portion of our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, offset in part by the increase in value of our remaining investment.  The total unrealized gain on equity securities of $13.0 million as of March 31, 2005 also primarily relates to this investment.

Note 5.  Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net loss and net loss per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2005	2004
Net loss, as reported	$(13,979)	$(4,449)
Add - stock-based employee compensation expense included in reported net loss	339	150
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(1,089)	(1,808)
Net loss, pro forma	$(14,729)	$(6,107)
Basic and diluted net loss per share:
As reported	$(0.35)	$(0.11)
Pro forma	$(0.37)	$(0.15)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2005	2004
Risk-free interest rate	4.18%	2.86%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	3.9	2.8
Expected volatility	78.6%	81.1%

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our first quarter of 2006. We believe that the effect on our statement of operations from the adoption of SFAS No. 123R will be similar to the pro forma disclosure related to SFAS No. 123.  SFAS No. 123R will not have any effect on our cash flows.

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years.  We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.7 million at both March 31, 2005 and December 31, 2004 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at both March 31, 2005 and December 31, 2004 totaled $13.8 million and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.  The long-term portion of the warranty accrual was $2.8 million as of both March 31, 2005 and December 31, 2004.

The following is a reconciliation of the changes in the aggregate warranty liability for the three-month periods ended March 31, 2005 and 2004 (in thousands):

	Three Months Ended March 31,
	2005	2004
Warranty accrual, beginning of period	$13,767	$13,965
Reductions for warranty payments made	(4,852)	(5,070)
Warranties issued	3,121	4,882
Adjustments and changes in estimates	1,731	(10)
Warranty accrual, end of period	$13,767	$13,767

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At March 31, 2005 we had one outstanding letter of credit totaling $20.0 million, which expires on August 2, 2005. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.4 million, primarily relates to value added tax and other deposits with foreign jurisdictions.

Note 8. Restructuring

In the first quarter of 2005, we incurred restructuring charges totaling $4.7 million primarily related to our December 14, 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway.  The restructuring charge recorded in the first quarter primarily relates to costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe and non-cash stock-based compensation expense related to former employees who transitioned to South Mountain Technologies “SMT”, our 50-50 joint venture with TCL Corporation, during the quarter.  We incurred a charge in the fourth quarter of 2004 totaling $1.5 million for these activities, primarily related to employee severance costs.  Savings associated with these actions over the course of 2005 are estimated to be between $3 million and $4 million.

At March 31, 2005, we had $5.0 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities.  We expect the majority of the severance and related costs to be paid by the end of the second quarter of 2005 and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2004	2005 Charges	2005 Amounts Paid	Accrual at March 31, 2005
Severance and related costs	$1,867	$648	$(1,289)	$1,226
Lease loss reserve	359	3,146	(147)	3,358
Other	—	613	(181)	432
Total	$2,226	$4,407	$(1,617)	$5,016

The total restructuring charges in the first quarters of 2005 and 2004 were as follows (in thousands):

Three Months Ended March 31,	2005	2004
Severance and related costs	$648	$—
Lease loss reserve	3,146	450
Stock-based compensation	293	—
Other	613	—
Total	$4,700	$450

Note 9. Line of Credit Covenant Compliance

As of March 31, 2005, we were out of compliance with a financial covenant contained in our $40 million revolving line of credit facility with Wells Fargo Foothill, Inc. as a result of the loss recorded for the first quarter of 2005.  The line of credit facility requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement which we failed to achieve for the first quarter of 2005.  In May 2005, we amended the line of credit and received a waiver of the default from Wells Fargo Foothill, Inc.  As a result, future financial covenants were modified to levels we expect to be able to achieve in future periods.  In addition, we agreed to a $10 million reduction in the maximum amount that can be advanced under the line.  As of March 31, 2005, we did not have any amounts outstanding under the line of credit and $37.5 million was available to borrow based on the eligible accounts receivable on that date.

Note 10. Investments in Unconsolidated Corporate Joint Ventures

We account for our investments in corporate joint ventures using the equity method of accounting.  The equity method requires us to increase or decrease the value of our investment by recording our share of the operating results of these entities as a component of other income and expense based on our percentage of ownership of the joint venture.  The value of the investments is reported as a component of other assets on our consolidated balance sheets.  We currently have two joint ventures accounted for under the equity method.  Our 50/50 joint venture with Motorola, Motif, had an investment value of $1.4 million as of March 31, 2005 and our 50/50 joint venture with TCL Corporation, SMT, had an investment value of $1.0 million at the end of the first quarter.  During the first quarter of 2005, we recorded other income of $1.1 million related to our share of Motif profits and other expense of $0.5 million related to our share of SMT losses.

Note 11. New Accounting Pronouncements

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in the first quarter of 2006.  See Note 5 Stock-Based Compensation above for an estimate of how SFAS No. 123R would have affected results of operations for the three month period ended March 2004 and 2005.  SFAS No. 123R will not have any effect on our cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for Non-monetary Transactions.”  Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets be measured based on fair value of the assets exchanged.  APB No. 29, however, allowed for non-monetary exchanges of similar productive assets.  SFAS No. 153 eliminates that exception and replaces with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Any non-monetary asset exchanges will be accounted for under SFAS No. 153; however, we do not expect SFAS No. 153 to have a material impact on our financial position, results of operations or cash flows.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward Looking Statements and Factors Affecting Our Business and Prospects

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements in this Form 10-Q are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words like “intend,” “plan,” “believe,” “anticipate,” “project,” “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words or phrases of similar meaning. They may relate to, among other things:

•                  our ability to operate profitably;

•                  anticipated commencement of operations and initial product shipments by South Mountain Technologies, our newly formed joint venture with TCL Corporation;

•                  the supply of components, subassemblies, projectors and display products;

•                  our financial risks;

•                  fluctuations in our revenues and results of operations;

•                  our ability to manage future growth; and

•                  our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses, and expenditures for property and equipment.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, which may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. The forward looking statements contained in this quarterly report speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing.  See “Factors That Could Affect Future Results” below for further discussion of these forward-looking statements.

Company Profile

InFocus Corporation is a worldwide leader in digital projection technology and services based on market share.  Our products include projectors, thin displays and related accessories and solutions for business, education, government and home users.  Beginning in 2005, we organized our operations into three lines of business to better align our resources to take advantage of the opportunities and minimize the challenges presented by each business line.   The three lines of business are Projectors, Displays and Complementary Products, Solutions and Integration.  In addition, we have formed a team to focus on growing our royalty revenue stream through licensing of our intellectual property. All other functions in the company, including sales, corporate marketing, operations, service and our administrative functions support each line of business. According to Stanford Resources, the worldwide market for front projectors is expected to steadily grow from $7.8 billion in 2004 to $9.1 billion in 2007, representing a compound annual growth rate of 6%. In addition, the worldwide markets for commercial displays and rear projection televisions greater than 40 inches in diagonal are estimated by Stanford Resources to grow from $8.4 billion in 2004 to $13.8 billion in 2007, representing a compound annual growth rate of 18%.

Overview

The first quarter of the year is typically a challenging quarter for InFocus due to industry seasonality resulting from the March 31 fiscal year end selling cycle of our Asian competitors working to dispose of inventory before their year ends. This cycle was further exacerbated by excess inventory available across the industry driving even greater than normal price competition in all three of our geographic regions.  Price competition varied by product category with average sales price (ASP) declines ranging from relatively flat to as much as 13% quarter over quarter in the largest segment of our front projection business, the value space for sub $1,000 projectors, resulting in lower margins in the first quarter of 2005 compared to both the first and fourth quarters of 2004. The ASP declines in some situations were so large that we decided not to compete for certain sales opportunities during the quarter, resulting in lost revenue.

Strategically, we continued to make progress with the formation of South Mountain Technologies (SMT), our China-based joint venture with TCL.  SMT will integrate the low cost, high quality manufacturing capabilities of TCL with the innovative digital projection product design leadership of InFocus to manufacture and sell projection engines on an OEM basis for rear projection televisions, commercial digital signage screens and front projectors to the parent companies and other brand operators in both China and the broader global market place. We remain on track with our transition and integration plans to begin shipping ultra-thin microdisplay (UTMD) rear projection engines from SMT in the second quarter of 2005 and projectors by the fourth quarter of 2005.

Operationally, we continue to lead the industry in retail, with 12% of our revenues for the first quarter of 2005 coming from this channel. We also made good progress in implementing our plan to streamline our operations in Norway.  As expected, we recorded a restructuring charge of $4.7 million during the quarter for these actions, primarily related to long-term lease obligations and severance related costs.

Results of Operations

	Three Months Ended March 31, (1)				Three Months Ended
	2005		2004		December 31, 2004(1)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$137,016	100.0%	$145,449	100.0%	$179,080	100.0%
Cost of revenues	127,067	92.7	120,457	82.8	147,348	82.3
Gross margin	9,949	7.3	24,992	17.2	31,732	17.7

Operating expenses:
Marketing and sales	16,937	12.4	17,801	12.2	16,880	9.4
Research and development	6,131	4.5	7,201	5.0	7,414	4.1
General and administrative	5,711	4.2	5,491	3.8	7,344	4.1
Restructuring costs	4,700	3.4	450	0.3	1,500	0.8
	33,479	24.4	30,943	21.3	33,138	18.5
Loss from operations	(23,530)	(17.2)	(5,951)	(4.1)	(1,406)	(0.8)
Other income (expense):
Interest expense	(146)	(0.1)	(1)	—	(188)	(0.1)
Interest income	267	0.2	439	0.3	206	0.1
Other, net	9,698	7.1	1,314	0.9	10,013	5.6
Income (loss) before income taxes	(13,711)	(10.0)	(4,199)	(2.9)	8,625	4.8
Provision (benefit) for income taxes	268	0.2	250	0.2	(1,251)	(0.7)
Net income (loss)	$(13,979)	(10.2)%	$(4,449)	(3.1)%	$9,876	5.5%

(1) Percentages may not add due to rounding.

Revenues

Revenues decreased $8.4 million, or 5.8%, in the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

This decrease in revenue was largely due to lower revenues associated with transitioning our rear projection engines business to SMT.  We expect further declines for comparable year over year quarters of 2005 as we complete this transition in the second quarter of 2005.  In addition, projector revenues were down slightly year over year driven by a 20% decrease in projector ASPs and a mix shift which were partially offset by a 21% increase in projector unit shipments.  The decrease in ASPs was primarily due to increased pricing pressure from our Asian competitors and excess inventory available across the industry and in all geographic locations. We anticipate the aggressive competitive industry pricing and inventory oversupply situation to continue to negatively affect ASPs through at least the second quarter of 2005.  The increase in units year over year was primarily driven by overall market growth and broader adoption of our projectors in the consumer market. Industry analysts are forecasting industry wide unit growth of approximately 30% in 2005 compared to 2004 with the first half expected to grow approximately 25% and the second half to grow by about 35%.  Revenues from lamps and accessories were up in the first quarter of 2005 compared to the same period a year ago when revenues were hampered by an industry wide shortage of lamps.

We are in the process of reorganizing our internal reporting model into three lines of business.  Our three lines of business are Projection, Displays, and Complementary Products, Solutions and Integration.  Our Displays and Complementary Products, Solutions and Integration businesses are still being defined and are in growth stages.  Once these lines of business begin to contribute a material portion of our revenues, we will report results by each of the three lines of business.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended March 31,				Three Months Ended
	2005		2004		December 31, 2004
United States	$77,056	56.2%	$82,982	57.1%	$95,504	53.3%
Europe	40,409	29.5%	43,487	29.9%	55,307	30.9%
Asia	12,433	9.1%	12,532	8.6%	15,956	8.9%
Other	7,118	5.2%	6,448	4.4%	12,313	6.9%
	$137,016		$145,449		$179,080

United States revenues in the first quarter of 2005 were down 7.1% compared to the first quarter of 2004.  The decrease in the United States was primarily due to management decisions to not participate in certain sales opportunities during the quarter due to the overly aggressive pricing competition related to competitor price buy-in deals.

European revenues in the first quarter of 2005 were down 7.1% from revenues in the first quarter of 2004. The decrease in European revenues was primarily due to economic softness in certain key markets, especially Germany.  In addition, we continued to transition away from our OEM projector business, which also contributed to the decrease in the first quarter of 2005 compared to the first quarter of 2004.

Asian revenues in the first quarter of 2005 were down slightly from revenues in the first quarter of 2004.

Revenues were down 23.5% in the first quarter of 2005 compared to the fourth quarter of 2004, primarily due to a decrease in unit shipments of 20% quarter over quarter.  All geographies contributed to this reduction in revenues.  This decrease was driven by the competitive landscape described above, as well as expected decreases in revenue and units related to the retail holiday buying season and typical strong seasonality in the commercial business in the fourth quarter. Price competition varied by product category with average sales price (ASP) declines ranging from relatively flat to as much as 13% in the largest segment of our front projection business, the value space for sub $1,000 projectors, resulting in lower margins in the first quarter of 2005 compared to both the first and fourth quarters of 2004. The ASP declines in some situations were so large that we decided not to compete for certain sales opportunities during the quarter, resulting in lost revenue.  In addition, as we began transitioning the rear projection engine business to SMT, we expected to see revenues from engines come down quarter over quarter.

Backlog

At March 31, 2005, we had backlog of approximately $22.1 million, compared to approximately $25.4 million at December 31, 2004. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2005. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 7.3% in the first quarter of 2005, compared to 17.2% gross margins in the first quarter of 2004 and 17.7% in the fourth quarter of 2004.

The decline in gross margins was due to the following:

•                  ASP declines discussed above combined with other end-user price promotions and programs;

•                  a $3.6 million charge for inventory write-downs during the first quarter of 2005 compared to a charge of $1.4 million in the first quarter of 2004;

•                  royalty revenues in the first quarter of  2005 were approximately the same as  first quarter of  2004, but down significantly from the fourth quarter of 2004;

•                  minimal product cost reductions during the first quarter of 2005 as we reduced the volume of procurement from our contract manufacturers and, to a large extent, sold inventory during the first quarter of 2005 that was purchased in prior quarters; and

•                  fixed overhead costs for activities such as logistics centers, warranty, tooling amortization and inventory planning and procurement were a higher percentage than normal as a result of lower revenues.

The $3.6 million charge for inventory write-downs was primarily related to remanufactured projectors, service parts and certain slow moving finished goods.

We anticipate gross margins to be between 8% and 11% in the second quarter of 2005, primarily as a result of continuing pressure on ASPs and lower expected revenues.  Where gross margins end up in any particular quarter depends primarily on revenue levels, product mix, the competitive pricing environment and the level of warranty costs and inventory write-downs during the particular quarter. Our gross margins also depend on the level of royalty revenues we record in any period as royalty revenues have little to no related costs.

Marketing and Sales Expense

Marketing and sales expense decreased $0.9 million, or 4.9%, to $16.9 million in the first quarter of 2005 compared to $17.8 million in the first quarter of 2004.  The decrease in marketing and sales expense from the first quarter of 2004 was primarily due to decreased marketing program expenses related to lower revenues and changes to programs offered in 2005 as compared to 2004.  Some marketing programs, such as cooperative advertising, directly correlate with trends in revenue.  When revenues are lower, the related marketing program expenses are also reduced.   In addition, some marketing dollars spent on cooperative advertising programs relate to specific product promotions and are classified accordingly as a reduction of revenues.

Research and Development Expense

Research and development expense decreased $1.1 million, or 14.9%, to $6.1 million in the first quarter of 2005 compared to $7.2 million in the first quarter of 2004.  The reductions in research and development expense from the first quarter of 2004 were primarily due to expected reductions related to the formation of SMT and the closure of our remaining research and development facilities in Norway.  These reductions include lower labor expense, travel, consulting, and non-recurring engineering expenses related to product design.

General and Administrative Expense

General and administrative expense increased $0.2 million, or 4.0%, to $5.7 million in the first quarter of 2005 compared to $5.5 million in the first quarter of 2004.  The increase was primarily due to expenses associated with the Sarbanes-Oxley Act of 2002 internal control certification requirements and increased depreciation expense related to impaired assets that were located at our Norway facility.  In addition, we recognized increased legal expenses in the first quarter of 2005 as compared to the first quarter of 2004 due to the 3M patent infringement lawsuit. Offsetting these increases were decreases in labor costs and rent expense related to previous restructuring actions.

Restructuring

Restructuring charges of $4.7 million in the first quarter of 2005 were primarily related to our December 14, 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway.  The restructuring charge of $4.7 million consists of costs to vacate space under long -term lease arrangements, additional severance charges in the U.S. and Europe, other associated costs and a non-cash stock based compensation charge related to employees that were transferred to SMT as part of the Norway restructuring.  In addition, we took a charge of $1.5 million in the fourth quarter of 2004 related to the Norway restructuring, primarily related to severance costs.  Restructuring charges of $0.5 million in the first quarter of 2004 were primarily for costs related to our facilities consolidation at our Wilsonville, Oregon headquarters.

At March 31, 2005, we have a remaining accrual for all of our past restructuring activities of $5.0 million.  See further detail in Note 8 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income decreased $0.2 million to $0.3 million in the first quarter of 2005 compared to the first quarter of 2004 due to lower cash and marketable securities balances during the first quarter of 2005 compared to the first quarter of 2004.

Other income increased $8.4 million to $9.7 million in the first quarter of 2005 compared to $1.3 million in the first quarter of 2004.  Other income in the first quarter of 2005 includes a $9.2 million gain on the sale of a portion of our equity investments, primarily in Phoenix Electric, and $1.1 million of income related to profitability of Motif, our 50/50 joint venture with Motorola.  These gains were partially offset by a $0.5 million loss related to our share of SMT’s start-up losses during the quarter and foreign currency transaction losses of $0.2 million.

Other income of $1.3 million in the first quarter of 2004 includes $0.7 million of income related to profitability of Motif, a $0.3 million gain related to the sale of equity securities and $0.3 million related to foreign currency transaction gains and losses.

Income Taxes

Income tax expense of $268,000 and $250,000 in the first quarter of 2005 and 2004, respectively, relates to expected 2005 income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash, cash equivalents and marketable securities were $73.3 million at March 31, 2005.  At March 31, 2005, we had working capital of $211.6 million, which included $30.2 million of unrestricted cash and cash equivalents, $17.1 million of short-term marketable securities and $14.4 million of assets held as a deposit by Chinese officials pending resolution of the ongoing customs investigation in China. The current ratio at March 31, 2005 and December 31, 2004 was 3.1 to 1.

We have a two-year $40 million line of credit facility with Wells Fargo Foothill, Inc. to finance future working capital requirements.  The line of credit expires in October 2006.  Pursuant to the terms of the credit agreement, we may borrow up to $40 million subject to a borrowing base determined on eligible accounts receivable. At March 31, 2005, we did not have any amounts outstanding on this line of credit and $37.5 million was available to borrow based on the eligible accounts receivable on that date.

 As of March 31, 2005, we were out of compliance with a financial covenant contained in the line of credit facility.  The line of credit facility requires us to achieve a minimum level of earnings before interest, taxes, depreciation, and amortization as defined in the agreement which we failed to achieve for the first quarter of 2005.  In May 2005, we amended the line of credit and received a waiver of the default from Wells Fargo Foothill, Inc.  As a result, future financial covenants were modified to levels we expect to be able to achieve in future periods.  In addition, we agreed to a $10 million reduction in the maximum amount that can be advanced under the line.

Our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, and various other marketable equity security investments are included as part of our short-term marketable securities balance.  During the first quarter of 2005, we recognized a gain of $9.2 million upon the sale of such securities and expect to recognize gains upon additional sales in the remainder of 2005.  The total market value of the remaining investments increased by $0.4 million during the first quarter of 2005 and is recorded as an unrealized gain directly in shareholders’ equity. The total unrealized appreciation of these investments totaled $13.0 million as of March 31, 2005.

We anticipate that our current cash and marketable securities, along with cash we anticipate to generate from operations and our ability to borrow against our line of credit will be sufficient to fund our known operating and capital requirements for at least the next 12 months.  However, to the extent we pursue acquisitions or other strategic growth opportunities, or our operating results fall below our expectations, we may need to raise additional capital through debt or equity financings to fund such opportunities. In addition, we may need to make additional capital contributions to SMT beyond our initial $10 million commitment to either fund start-up losses or provide future working capital as SMT grows its business.  As of the end of the first quarter of 2005, we had funded $1.5 million of our initial commitment and expect to fund an additional $5 million during the second quarter of 2005 upon SMT receiving its import-export license and final Chinese government approvals.  The remaining initial $3.5 million is expected to be contributed sometime in the second half of 2005.

At March 31, 2005, we had one outstanding letter of credit totaling $20 million which expires on August 2, 2005. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $23.6 million of cash and marketable securities that is reported as restricted on the consolidated balance sheet. The remainder of the restricted cash, totaling $2.4 million, primarily relates to value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $20.8 million to $85.0 million at March 31, 2005 compared to $105.8 million at December 31, 2004.  The decrease in the accounts receivable balance was primarily due to strong collections in all geographies, as well as lower sales in the first quarter of 2005 compared to the fourth quarter of 2004.  Days sales outstanding increased to 56 days at March 31, 2005 compared to 53 days at December 31, 2004.

Inventories decreased $27.9 million to $127.2 million at March 31, 2005 compared to $155.1 million at December 31, 2004.  See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. During the first quarter of 2005, we worked closely with our contract manufacturers to modify and reduce incoming product allowing us to reduce finished goods inventory.

Inventory, net of related reserves, being held by the Chinese authorities in connection with their investigation totaled $0.4 million and $1.2 million as of March 31, 2005 and December 31, 2004, respectively.  At March 31, 2005, we had approximately three weeks of inventory in the Americas channel compared to approximately four weeks at December 31, 2004. Annualized inventory turns were approximately 4 times for the quarter ended March 31, 2005 and 7 times for the quarter ended March 31, 2004.

Other current assets increased $1.8 million to $25.7 million at March 31, 2005 compared to $23.9 million at December 31, 2004. The increase was mainly due to the additional $2.2 million deposit made to Chinese customs officials during the first quarter of 2005. Other current assets at March 31, 2005 and December 31, 2004 included a $14.4 million and a $12.2 million deposit, respectively, with the Chinese authorities in connection with their investigation of our import duties.  In addition, other current assets increased $1.7 million related to receivables from SMT representing funding for daily operations until the joint venture is capitalized by both parent companies upon receipt of final approvals from the Chinese government.  Offsetting the increases was a decrease of $1.9 million in other receivables related to the timing of cash received for sales of shares of Phoenix stock in the fourth quarter of 2004.  The cash was in-transit at year end and was shown as other receivables on our consolidated balance sheets.

Expenditures for property and equipment, totaling $2.1 million in the first quarter of 2005, were primarily for product tooling, leasehold improvements and information technology upgrades. Total expenditures for property and equipment are expected to be between $6.0 million and $8.0 million in 2005.

Other assets increased $4.4 million to $12.6 million at March 31, 2005 compared to $8.2 million at December 31, 2004.  Included in other assets are net patent and trademarks, building deposits, venture capital investments, and investments in our joint ventures SMT and Motif.  The increase in other assets in the first quarter of 2005 was primarily due to strategic minority interest investments in technology companies as part of our advanced research and development efforts, investments in our joint venture SMT and an increase in the value of our investment in Motif. In the first quarter of 2005, we made a $1.5 million investment in SMT offset by a recognized loss for the quarter of $0.5 million for an ending investment balance of $1.0 million.  In the first quarter of 2005, the value of our investment in Motif increased $1.1 million related to our share of its quarterly profits.

Payroll and related benefits payable decreased $2.1 million to $2.9 million at March 31, 2005 compared to $5.0 million at December 31, 2004. The decrease in payroll and payroll related benefits payable was primarily attributed to payouts in the first quarter of 2005 of profit sharing and incentive compensation that were accrued in 2004.   In addition, payroll tax and social security taxes payable decreased in the first quarter of 2005 due to the timing of payments.  Offsetting these decreases was a minor increase in accrued salaries and wages in the United States.  In the fourth quarter of 2004, we had 5 days of payroll accrued as compared to 9 days at the end of the first quarter of 2005.

Other current liabilities increased $2.3 million to $10.5 million at March 31, 2005 compared to $8.2 million at December 31, 2004, primarily due to accruals related to our restructuring activities.  Included in other current liabilities at March 31, 2005 and December 31, 2004 was $5.0 million and $2.2 million, respectively, related to restructuring.

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year.   Historically, approximately 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and retail holiday buying season in the fourth quarter by larger wholesale distribution partners and retailers, typically leads to our strongest revenues being in the fourth quarter of each year.  In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the third quarter of each year.  The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 4, 2005.

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

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or experience declining gross margins

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow distributors, dealers and retailers to return a limited amount of our products in exchange for other new products. In addition, under our price protection policy, subject to certain conditions which vary around the globe, if we reduce the list price of a product, we may issue a credit in an amount equal to the price reduction for each of the products held in inventory by our distributors, dealers and retailers. If these customers are unable to sell their inventory in a timely manner, we may under our policy, lower the price of the products or these products may be exchanged for newer products.  If these events occur, we could incur increased expenses associated with rotating and reselling product, or inventory reserves associated with writing down returned inventory, or suffer declining gross margins.

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

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed

We have outsourced the manufacturing of our products to third party manufacturers. For example, most of our projectors are manufactured by Flextronics in Malaysia and Funai Electric Company in China.  We rely on our contract manufacturers to procure components, provide spare parts in support of our warranty and customer service obligations, and in some cases, subcontract engineering work.  We generally commit the manufacturing of each product platform to a single contract manufacturer. Our reliance on contract manufacturers exposes us to the following risks over which we have limited control:

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

Due to industry growth that was lower than previously forecasted by industry analysts and resulting tempered demand for our products in the second half of 2004, we exited the year with higher levels of inventory than we had previously anticipated.  We believe this phenomenon extended to a number of our competitors in the industry.  As a result, the industry experienced an aggressive competitive pricing environment during the first quarter of 2005 putting pressure on average selling prices and gross margins and requiring us to write down our inventory by $3.6 million in the first quarter.  While we believe a good portion of this excess inventory was sold during the first quarter, we anticipate that the aggressive competitive pricing environment to continue through at least the second quarter.

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

SMT, our new joint venture with TCL Corporation, faces a number of uncertainties and may ultimately be unsuccessful in implementing its business plan

SMT faces a number of hurdles in executing its business plan, including:

•                  obtaining its import-export license and gaining final approvals to fully operate in China;

•                  integrating research and development sites in China, the U.S. and Norway;

•                  developing a low cost supply chain;

•                  implementing a low cost, high quality manufacturing capability;

•                  developing new products;

•                  securing bank financing to fund business growth; and

•                  securing OEM customers.

Also, we are in the process of transferring the manufacturing of our light engines from our current supplier in the U.S. to SMT in order for SMT to begin production in the second quarter of 2005. If SMT experiences any unexpected delays or costs associated with this transition, this may result in greater than expected start-up operating losses for the joint venture.

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

During the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case.  As of March 31, 2005, approximately $14.4 million is being held in that account. The release of the cash deposit is dependent on final case resolution.  The amount of any potential duties or penalties imposed upon us at resolution of this case would result in a charge to our statement of operations and could have a significant financial impact on us.

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

A deterioration in general global economic condition could adversely affect demand for our products

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

We are exposed to risks associated with our international operations

Revenues outside the United States accounted for approximately 44% of our revenues in the first quarter of 2005 and 43% of our revenues in all of 2004. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

•                  local economic and labor conditions;

•                  political instability;

•                  unexpected changes in the regulatory environment;

•                  trade protection measures;

•                  tax laws; and

•                  foreign currency exchange rates.

Currency exchange rate fluctuations may lead to decreases in our financial results

To the extent that we incur costs in one currency and make our sales in another, our gross margins may be affected by changes in the exchange rates between the two currencies. Although our general policy is to hedge against these currency transaction risks on a monthly basis, given the volatility of currency exchange rates, we cannot provide assurance that we will be able to effectively manage these risks. Volatility in currency exchange rates may generate foreign exchange losses, which could have an adverse effect on our financial condition or results of operations.

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

Our reliance on third party logistics providers may result in customer dissatisfaction or increased costs

During the first quarter of 2004, we outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions in Louisville, Kentucky.  We are reliant on UPS to effectively and accurately manage our inventory, service repair and logistics functions.  This reliance includes timely and accurate shipment of our product to our customers and quality service repair work.  Reliance on UPS requires training of UPS employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting.  Failure of UPS to deliver in any one of these areas could have an adverse effect on our results of operations. As an example, during 2004, we experienced a variety of process and control challenges with UPS resulting in various customer satisfaction issues and the need to record inventory reserves during each of the first two quarters of 2004.

We may be unsuccessful in protecting our intellectual property rights

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and other intellectual property laws. We utilize contract manufacturers in China and Malaysia, and anticipate doing increased business in these markets and elsewhere around the world including other emerging markets. These emerging markets may not have the same protections for intellectual property that are available in the U. S.  We cannot assure you that our means of protecting our intellectual property rights in the U. S. or abroad will be adequate, or that others will not develop technologies similar or superior to our trade secrets or design around our patents.  In addition, management may be distracted by, and we may incur substantial costs in, attempting to protect our intellectual property.

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

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products

We are periodically subject to claims that we infringe the intellectual property rights of others. We cannot provide assurance that, if and when made, these claims will not be successful.  Intellectual property litigation is, by its nature, expensive and unpredictable. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any potential judgment against us could require substantial payment in damages and also could include an injunction or other court order that could prevent us from offering certain products.

We are currently subject to a lawsuit filed by 3M Company in January 2004 in the United States District Court in Minnesota, claiming that configuration of our light engine technology violated one of their patents.  While we believe we have meritorious defenses to 3M’s claims, we cannot provide complete assurance that this lawsuit will be resolved favorably and will not have an adverse effect on our business or financial results due to a significant monetary damages award.

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

We depend on our officers, and, if we are not able to retain them, our business may suffer

Due to the specialized knowledge each of our officers possess with respect to our business and our operations, the loss of service of any of our officers could adversely affect our business. We do not carry key man life insurance on our officers. Each of our officers is an “at will employee” and may terminate their employment without notice and without cause or good reason. We currently are not aware of any officer planning to leave or retire in 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 4, 2005.

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

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.   In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case.  To date, we have secured the release of all but $0.4 million of inventory which is still being held by Shanghai Customs. As a result, we have made deposits with Shanghai Customs totaling $14.4 million as of March 31, 2005. This deposit is recorded in other current assets on our consolidated balance sheets.

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

Item 5.  Other Information

On May 6, 2005, we entered into a third amendment to our credit agreement, dated October 25, 2004, with Wells Fargo Foothill, Inc.  Significant terms of the agreement that were amended include the following:

•                  The definition of “Permitted Investments;”

•                  The definition of “Triggering Event;”

•                  The maximum revolver amount was reduced from $40 million to $30 million;

•                  The minimum “Earnings Before Interest, Taxes, Depreciation and Amortization” requirements; and

•                  Existing defaults as of March 31, 2005 were waived.

We paid Wells Fargo Foothill, Inc. an amendment fee of $30,000.  The full text of the amendment is filed with this Form 10-Q as exhibit 10.3.  The foregoing description of the amendment does not purport to be complete and is conditioned in its entirety to exhibit 10.3.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	2005 Executive and Director Bonus Plan-Incorporated by reference to Exhibit 10.1 to Form 8-K dated February 17, 2005, as filed with the Securities and Exchange Commission on February 24, 2005.
10.2

Second Amendment to Development, Purchase, and License Agreement between InFocus Corporation and Funai Electric Co., dated January 13, 2005-Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.3	Third Amendment to Credit Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated May 6, 2005.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2005	INFOCUS CORPORATION

		By:	/s/ C. Kyle Ranson
C. Kyle Ranson
Director, President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael D. Yonker
Michael D. Yonker
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)