Form 10-Q
period 2005-06-30
INFOCUS CORP
filed 2005-08-09
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,730,273
(Class)	(Outstanding at August 1, 2005)

INFOCUS CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets - June 30, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Operations - Three and Six Month Periods Ended June 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	June 30, 2005	December 31, 2004

Assets
Current Assets:
Cash and cash equivalents	$40,772	$17,032
Marketable securities	11,314	26,291
Restricted cash, cash equivalents, and marketable securities	25,500	23,316
Accounts receivable, net of allowances of $10,011 and $10,813	75,148	105,811
Inventories	108,768	155,106
Income taxes receivable	2,689	1,994
Deferred income taxes	371	1,063
Land held for sale	4,469	—
Other current assets	23,930	23,866
Total Current Assets	292,961	354,479

Restricted marketable securities	359	2,829
Property and equipment, net of accumulated depreciation of $21,634 and $38,366	9,653	16,747
Deferred income taxes	1,026	1,636
Other assets, net	17,065	8,182
Total Assets	$321,064	$383,873

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$—	$16,198
Accounts payable	72,488	64,917
Payroll and related benefits payable	3,111	5,043
Marketing incentives payable	8,540	8,899
Accrued warranty	10,986	10,986
Other current liabilities	11,088	8,230
Total Current Liabilities	106,213	114,273

Long-Term Liabilities	3,119	2,967

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,727,273 and 39,635,771	89,955	89,777
Additional paid-in capital	76,129	75,835
Accumulated other comprehensive income:
Cumulative currency translation adjustment	25,865	35,359
Unrealized gain on equity securities	9,462	21,792
Retained earnings	10,321	43,870
Total Shareholders’ Equity	211,732	266,633
Total Liabilities and Shareholders’ Equity	$321,064	$383,873

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues	$135,832	$162,229	$272,848	$307,678
Cost of revenues	127,956	132,820	255,023	253,277
Gross margin	7,876	29,409	17,825	54,401

Operating expenses:
Marketing and sales	16,888	17,077	33,825	34,878
Research and development	4,887	7,320	11,018	14,521
General and administrative	6,060	5,383	11,771	10,874
Regulatory assessments	1,600	—	1,600	—
Restructuring costs	1,350	—	6,050	450
	30,785	29,780	64,264	60,723

Loss from operations	(22,909)	(371)	(46,439)	(6,322)

Other income (expense):
Interest expense	(150)	—	(296)	(1)
Interest income	351	390	618	829
Other, net	3,245	7	12,943	1,321
	3,446	397	13,265	2,149
Income (loss) before income taxes	(19,463)	26	(33,174)	(4,173)
Provision (benefit) for income taxes	107	(400)	375	(150)
Net income (loss)	$(19,570)	$426	$(33,549)	$(4,023)

Basic net income (loss) per share	$(0.49)	$0.01	$(0.85)	$(0.10)

Diluted net income (loss) per share	$(0.49)	$0.01	$(0.85)	$(0.10)

Shares used in per share calculations:
Basic	39,599	39,591	39,596	39,570
Diluted	39,599	40,365	39,596	39,570

The accompanying notes are an integral part of these statements

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(33,549)	$(4,023)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	5,557	4,698
Gain on sale of property and equipment	(104)	(44)
Gain on sale of marketable securities	(13,450)	(730)
Deferred income taxes	1,302	(275)
Other non-cash (income) expense	965	(775)
(Increase) decrease in:
Restricted cash	3,469	(3,707)
Accounts receivable, net	26,212	5,025
Inventories, net	40,685	(47,781)
Income taxes receivable, net	(988)	87
Other current assets	(1,059)	7,020
Increase (decrease) in:
Accounts payable	10,946	15,235
Payroll and related benefits payable	(1,768)	(1,883)
Marketing incentives payable, accrued warranty and other current liabilities	2,837	(2,877)
Other long-term liabilities	258	(218)
Net cash provided by (used in) operating activities	41,313	(30,248)

Cash flows from investing activities:
Purchase of marketable securities	(11,678)	(18,678)
Maturities of marketable securities	10,449	34,680
Proceeds on sale of marketable securities	14,143	1,396
Payments for purchase of property and equipment	(3,367)	(6,611)
Proceeds from sale of property and equipment	104	44
Payments for investments in patents and trademarks	(1,012)	(502)
Cash paid for investments in joint ventures	(6,500)	—
Dividend payments received from joint ventures	1,150	725
Cash paid for acquisitions and cost based technology investments	(3,625)	(2,500)
Other assets, net	(136)	(103)
Net cash provided by (used in) investing activities	(472)	8,451

Cash flows from financing activities:
Repayments on short term borrowings	(16,198)	—
Proceeds from sale of common stock	66	414
Net cash provided by (used in) financing activities	(16,132)	414

Effect of exchange rate on cash	(969)	(1,244)
Decrease in cash and cash equivalents	23,740	(22,627)

Cash and cash equivalents:
Beginning of period	17,032	79,627
End of period	$40,772	$57,000

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

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method.  Following is a detail of our inventory (in thousands):

	June 30, 2005	December 31, 2004
Lamps and accessories	$11,686	$11,211
Service inventories	30,978	32,417
Finished goods	66,104	111,478
Total, net	$108,768	$155,106

Lamps and accessories consist of replacement lamps and other accessory products such as screens, remotes and ceiling mounts.  These items can be either sold as new or used in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities and remanufactured projectors. Finished goods consists of new projectors and displays in our logistics centers, new projectors and displays in transit from our contract manufacturers and new projectors held by certain retailers on consignment until sold.

Note 3. Earnings Per Share

Since we were in a loss position for the three month period ended June 30, 2005 and the six month periods ended June 30, 2005 and 2004, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. A reconciliation of the shares used for the basic and fully diluted calculation for the three month period ended June 30, 2004 is as follows (in thousands):

Shares used for basic calculation	39,591
Common stock equivalents:
Stock options	774
Shares used for diluted calculation	40,365

Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive include the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options	5,666	3,018	5,666	5,138

Note 4.  Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive gain (loss) for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(19,570)	$426	$(33,549)	$(4,023)
Foreign currency translation losses	(5,132)	(1,088)	(9,494)	(4,307)
Net unrealized gain on equity securities	688	17,967	1,132	30,987
Unrealized gain realized during period	(4,244)	(380)	(13,462)	(730)
Total comprehensive income (loss)	$(28,258)	$16,925	$(55,373)	$21,927

The decrease in the net unrealized gain on equity securities of $12.3 million during the six month period ended June 30, 2005 primarily related to the sale of a portion of our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, offset in part by the increase in value of our remaining investment in this company.  The total unrealized gain on equity securities of $9.5 million as of June 30, 2005 also primarily relates to this investment.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(19,570)	$426	$(33,549)	$(4,023)
Add - stock-based employee compensation expense included in reported net income (loss)	65	56	404	206
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(3,847)	(1,773)	(4,936)	(3,581)
Net loss, pro forma	$(23,352)	$(1,291)	$(38,081)	$(7,398)
Basic and diluted net income (loss) per share:
As reported	$(0.49)	$0.01	$(0.85)	$(0.10)
Pro forma	$(0.59)	$(0.03)	$(0.96)	$(0.19)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2005	2004
Risk-free interest rate	3.72% - 4.18%	2.86% - 3.85%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	3.9	2.6 - 2.8
Expected volatility	78.3% - 78.6%	80.2% - 81.1%

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in our first quarter of 2006. We believe that the effect on our statement of operations from the adoption of SFAS No. 123R will be similar to the pro forma disclosure, excluding the impact of stock option vesting acceleration in December 2004 and May 2005, related to SFAS No. 123.  SFAS No. 123R will not have any effect on our cash flows.

Note 6. Acceleration of Stock Option Vesting

In May 2005, the Compensation Committee of our Board of Directors approved an acceleration of vesting of employee stock options outstanding as of May 3, 2005 with an option price greater than $5.46 per share. Options covering 889,633 shares of our common stock, or approximately 17% of the total outstanding option shares with varying remaining vesting schedules, were subject to this acceleration and became immediately vested and exercisable. As a result of the acceleration of vesting of these options, we expect to reduce our exposure to the effects of SFAS No. 123R, which requires companies to recognize stock-based compensation expense associated with stock options based on the fair value method beginning in the first quarter of 2006.  We expect a reduction in stock-based compensation expense of approximately $1.4 million in 2006 and a reduction of approximately $1.2 million in 2007 as a result of the acceleration of vesting of these options.

Note 7. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years.  We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.8 million and $1.7 million, respectively, at June 30, 2005 and December 31, 2004 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at both June 30, 2005 and December 31, 2004 totaled $13.8 million, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.  The long-term portion of the warranty accrual was $2.8 million as of both June 30, 2005 and December 31, 2004.

The following is a reconciliation of the changes in the warranty liability for the six months ended June 30, 2005 and 2004 (in thousands).

	Six Months Ended June 30,
	2005	2004
Warranty accrual, beginning of period	$13,767	$13,965
Reductions for warranty payments made	(8,368)	(8,982)
Warranties issued	6,547	9,996
Adjustments and changes in estimates	1,821	(1,212)
Warranty accrual, end of period	$13,767	$13,767

Note 8. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At June 30, 2005 we had one outstanding letter of credit totaling $20.0 million, which expired on August 2, 2005 and has since been extended through February 2, 2006. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.3 million, primarily relates to value added tax and other deposits with foreign jurisdictions.

Note 9. Restructuring

In the three and six months ended June 30, 2005, we incurred restructuring charges totaling $1.4 million and $6.1 million, respectively.  The $1.4 million charge in the second quarter of 2005 was primarily associated with severance charges for changes in supply chain management and realignment of our European sales force.  The remainder of the 2005 charges primarily related to our December 14, 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway, and consisted primarily of costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe and non-cash stock-based compensation expense related to former employees who transitioned to South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation.

At June 30, 2005, we had $4.9 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities.  We expect the majority of the severance and related costs to be paid by the end of the fourth quarter of 2005 and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2004	2005 Charges	2005 Amounts Paid	Accrual at June 30, 2005
Severance and related costs	$1,867	$1,880	$(2,373)	$1,374
Lease loss reserve	359	3,146	(398)	3,107
Other	—	731	(295)	436
Total	$2,226	$5,757	$(3,066)	$4,917

The total restructuring charges in the three and six month period ended June 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Severance and related costs	$1,233	$—	$1,880	$—
Lease loss reserve	—	—	3,146	450
Stock-based compensation	—	—	293	—
Other	117	—	731	—
	$1,350	$—	$6,050	$450

Note 10. Line of Credit Amendment, Covenant Non-Compliance and Waiver

As of March 31, 2005, we were out of compliance with a financial covenant contained in our revolving line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) as a result of the loss recorded for the first quarter of 2005.  The line of credit facility requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement which we failed to achieve for the first quarter of 2005.  In May 2005, we amended the line of credit and received a waiver of the default from Wells Fargo.  As a result, future financial covenants were modified to levels we expected to be able to achieve in future periods. However, given our losses in the second quarter of 2005, as of June 30, 2005 we were again out of compliance with our financial covenants.  We are currently working with Wells Fargo to negotiate a waiver for the default and again reset future financial covenants.  There is no guarantee that we will be successful in obtaining a waiver and resetting the financial covenants.  In addition, if we are successful in receiving a waiver, Wells Fargo may require other changes to the terms and conditions of the line of credit.

In connection with the March 31, 2005 waiver and line of credit amendment, we agreed to reduce the maximum amount that can be advanced under the line from $40 million to $30 million.  As of June 30, 2005, we did not have any amounts outstanding under the line of credit and $30 million was available to borrow, subject to obtaining a waiver on the line of credit, based on the eligible accounts receivable on that date.

Note 11. Investments in Unconsolidated Corporate Joint Ventures

We account for our investments in corporate joint ventures using the equity method of accounting.  The equity method requires us to increase or decrease the value of our investment by recording our share of the operating results of these entities as a component of other income and expense based on our percentage of ownership of the joint venture.  The value of the investments is reported as a component of other assets on our consolidated balance sheets.  We currently have two joint ventures accounted for under the equity method. Our 50/50 joint venture with Motorola, Motif, had an investment value of $0.4 million as of June 30, 2005 and our 50/50 joint venture with TCL Corporation, SMT, had an investment value of $4.7 million as of June 30, 2005.  We received a dividend from Motif of $1.2 million during the second quarter of 2005.  We made investments in SMT of $1.5 million and $5.0 million during the first and second quarter of 2005, respectively.  Other income (expense) related to our share of Motif and SMT profits and losses were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Motif	$84	$211	$1,216	$936
SMT	(1,325)	—	(1,798)	—
	$(1,241)	$211	$(582)	$936

Note 12. Land Held for Sale

Land held for sale of $4.5 million as of June 30, 2005 relates to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon.  During the second quarter of 2005, we evaluated our space needs and made a determination to put the land up for sale.  We have hired a broker and have begun actively marketing the land.  The land is recorded on our balance sheet at cost and we expect to be able to sell the land above cost within the next year.

Note 13. New Accounting Pronouncements

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in the first quarter of 2006.  See Note 5 Stock-Based Compensation above for an estimate of how SFAS No. 123R would have affected results of operations for the three and six month periods ended June 30, 2005 and 2004.  SFAS No. 123R will not have any effect on our cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for Non-monetary Transactions.”  Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets be measured based on fair value of the assets exchanged.  APB No. 29, however, allowed for non-monetary exchanges of similar productive assets.  SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Any non-monetary asset exchanges will be accounted for under SFAS No. 153; however, SFAS No. 153 will not have any impact on our historical financial position, results of operations or cash flows prior to the effective date..

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3”, which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.   Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively

Note 14. Regulatory Assessments

In July 2005, we announced that we self disclosed infractions of U.S. export law to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries over the last few years.

Infractions of this type can be subject to both civil and/or criminal sanctions, including the imposition of fines, the denial of export privileges, and debarment from participation in U.S. government contracts.  At this point, we do not believe the infractions will be subject to any criminal sanctions and that complete cooperation and self disclosure upon becoming aware of the situation will be favorable factors in any potential financial settlement or sanction with OFAC. We recorded a charge of $1.6 million in the second quarter of 2005 as our current estimate of the financial settlement related to this matter.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Factors Affecting Our Business and Prospects

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements in this Form 10-Q are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words like “intend,” “plan,” “believe,” “anticipate,” “project,” “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words or phrases of similar meaning. They may relate to, among other things:

•                  our ability to operate profitably;

•                  anticipated commencement of operations and initial product shipments by South Mountain Technologies, our recently formed joint venture with TCL Corporation;

•                  the supply of components, subassemblies, projectors and display products;

•                  our financial risks;

•                  fluctuations in our revenues and results of operations;

•                  estimated impact of regulatory actions by authorities in the markets we serve;

•                  anticipated outcome of legal disputes;

•                  uncertaintities associated with our transition from Flextronics to new contract manufacturing partners;

•                  our ability to manage future growth; and

•                  our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses, and expenditures for property and equipment.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic,

competitive, governmental and technological factors outside of our control, which may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing.  See “Factors That Could Affect Future Results” below for further discussion of these forward-looking statements.

Company Profile

InFocus Corporation is a worldwide leader in digital projection technology and services based on market share.  Our products include projectors, thin displays and related accessories and solutions for business, education, government and home users.  Beginning in 2005, we organized our operations into three lines of business to better align our resources to take advantage of the opportunities and minimize the challenges presented by each business line.  In the second quarter of 2005, we added the Digital Media line of business to our existing three lines of business when we acquired the assets of The University Network (“TUN”), a leader in digital signage for colleges and universities in the United States, located in Memphis, Tennessee.  The four lines of business are Projectors, Displays, Digital Media and Complementary Products, Solutions and Integration.  In addition, we have formed a team to focus on growing our royalty revenue stream through licensing of our intellectual property. All other functions in the company, including sales, corporate marketing, operations, service and our administrative functions support each line of business. According to Stanford Resources, the worldwide market for front projectors is expected to steadily grow from $7.6 billion in 2004 to $8.4 billion in 2007, representing a compound annual growth rate of 4%. In addition, the worldwide markets for commercial displays and rear projection televisions greater than 40 inches in diagonal are estimated by Stanford Resources to grow from $8.9 billion in 2004 to $17.0 billion in 2007, representing a compound annual growth rate of 24%.

Overview

As expected, the second quarter was challenging for us financially.  Revenues for the quarter were $135.8 million, gross margins were 5.8%, and operating expenses were $30.8 million, resulting in an operating loss for the quarter of $22.9 million.  The net loss for the second quarter was $19.6 million or $0.49 per share.  We experienced greater than expected pressure on our gross margins due to a continued aggressive competitive pricing environment as the industry worked through the overhang of high inventory levels.  We experienced average sales prices (“ASP”) declines of 10% during the quarter in the sub-$1000 value segment of our business and declines of 9% across our business projector portfolio.  In addition, we experienced economic softness in Europe, which resulted in one of our most difficult quarters ever in that region.

Strategically, South Mountain Technologies (“SMT”), our joint venture with TCL, recently began producing the first of three front projector platforms, adding to its rear projection engine manufacturing capability that began during the second quarter of 2005.  SMT was able to begin manufacturing front projectors two quarters ahead of our initial expectations and we are encouraged by their manufacturing facility coming on line ahead of expectations. We expect that SMT will enhance our ability to compete in the Chinese market going forward.

In conjunction with the successful manufacturing of our first projectors at SMT, we made the strategic decision to terminate our relationship with Flextronics, which has successfully managed a major portion of our contract manufacturing over the last few years.  We will be working with the Flextronics team over the next several months to do final builds of product at Flextronics and transition manufacturing and remaining components to SMT and our other contract manufacturing partners.  At this point, we are on track for this transition and believe we have the necessary transition plans in place to minimize the business risks associated with a transition of this scale.  If we are not successful in managing this transition, we could experience a disruption in our product supply chain and operations and delays in product shipments which could have a negative impact on our revenues. In addition, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.  This transition to new contract manufacturers will likely increase operating expenses during the transition period and divert internal resources away from other improvement initiatives.  Upon completion of final product builds at Flextronics, we plan to transition any remaining components to our new contract manufacturing partners.  If we are unable to transfer remaining components to our new contract manufacturing partners at Flextronics’ cost, we may be required to take a charge associated with these components.

In addition, during the second quarter of 2005, we formed the Digital Media line of business to take advantage of what we see as a growing market opportunity in the digital signage arena to create, deliver and manage digital content over a geographically dispersed network of displays to a controlled footprint of constituents.  Expanding the network and delivering value added content to the network creates an opportunity to sell displays, network services and advertising, which is expected to generate a whole new recurring revenue stream with enhanced margins. To gain a foothold in this new market opportunity, we acquired the assets of TUN, which has established a network and footprint of displays in major universities across the United States, delivering content to college age students, a demographic very attractive to advertisers.  The Digital Media line of business is in its infancy, and the acquisition of TUN is an important step in diversifying beyond our core projection business as we deliver on our digital immersion vision.

Results of Operations

	Three Months Ended June 30, (1)
	2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$135,832	100.0%	$162,229	100.0%
Cost of revenues	127,956	94.2	132,820	81.9
Gross margin	7,876	5.8	29,409	18.1

Operating expenses:
Marketing and sales	16,888	12.4	17,077	10.5
Research and development	4,887	3.6	7,320	4.5
General and administrative	6,060	4.5	5,383	3.3
Regulatory assessments	1,600	1.2	—	—
Restructuring costs	1,350	1.0	—	—
	30,785	22.7	29,780	18.4
Loss from operations	(22,909)	(16.9)	(371)	(0.2)
Other income (expense):
Interest expense	(150)	(0.1)	—	—
Interest income	351	0.3	390	0.2
Other, net	3,245	2.4	7	—
Income (loss) before income taxes	(19,463)	(14.3)	26	—
Provision (benefit) for income taxes	107	0.1	(400)	(0.2)
Net income (loss)	$(19,570)	(14.4)%	$426	0.3%

	Six Months Ended June 30, (1)
	2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$272,848	100.0%	$307,678	100.0%
Cost of revenues	255,023	93.5	253,277	82.3
Gross margin	17,825	6.5	54,401	17.7

Operating expenses:
Marketing and sales	33,825	12.4	34,878	11.3
Research and development	11,018	4.0	14,521	4.7
General and administrative	11,771	4.3	10,874	3.5
Regulatory assessments	1,600	0.6	—	—
Restructuring costs	6,050	2.2	450	0.1
	64,264	23.6	60,723	19.7
Loss from operations	(46,439)	(17.0)	(6,322)	(2.1)
Other income (expense):
Interest expense	(296)	(0.1)	(1)	—
Interest income	618	0.2	829	0.3
Other, net	12,943	4.7	1,321	0.4
Loss before income taxes	(33,174)	(12.2)	(4,173)	(1.4)
Provision (benefit) for income taxes	375	0.1	(150)	(0.1)
Net loss	$(33,549)	(12.3)%	$(4,023)	(1.3)%

(1) Percentages may not add due to rounding.

Revenues

Revenues decreased $26.4 million, or 16.3%, and $34.8 million, or 11.3%, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004.

The decreases in revenue were largely due to lower revenues associated with transitioning our OEM and rear projection engines business to SMT, which was completed during the second quarter of 2005.  In addition, projector revenues were down slightly in the 2005 periods compared to the 2004 periods due to 11.2% and 15.6% decreases, respectively, in projector ASPs and a mix shift which were partially offset by 7.3% and 13.4% increases, respectively, in projector unit shipments.  The decreases in ASPs were primarily due to increased pricing pressure from our Asian competitors fueled in part by excess inventory available across the industry and in all geographic locations.  We anticipate the aggressive competitive industry pricing environment to continue.   The increases in units were primarily driven by overall market growth and broader adoption of our projectors in the consumer markets. Industry analysts are forecasting industry wide unit growth of approximately 25% to 30% in 2005 compared to 2004 with the first half of 2005 expected to grow approximately 20% and a stronger second half that is dependent on an improving European economy and the potential for large educational tenders. Revenues from lamps and accessories were up in the three and six months ended June 30, 2005 compared to the same periods of 2004 when revenues were hampered by an industry wide shortage of lamps.

We are in the process of reorganizing our internal reporting model into four lines of business.  Our four lines of business are Projection, Displays, Digital Media and Complementary Products, Solutions and Integration.  Our Displays, Digital Media and Complementary Products, Solutions and Integration businesses are still being defined and are in growth stages.  Once these lines of business begin to contribute a material portion of our revenues, we will report results by each line of business.

Geographic Revenues

Revenues by geographic area and as a percentage of total revenue were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
United States	$86,898	64.0%	$100,284	61.8%	$163,954	60.1%	$183,267	59.6%
Europe	30,617	22.5%	41,279	25.4%	71,026	26.0%	84,766	27.6%
Asia	11,387	8.4%	14,689	9.1%	23,820	8.7%	27,221	8.8%
Other	6,930	5.1%	5,977	3.7%	14,048	5.2%	12,424	4.0%
	$135,832		$162,229		$272,848		$307,678

United States revenues decreased 13.3% and 10.5%, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004. These decreases were primarily due to management decisions to not participate in certain sales opportunities during the first half of 2005 due to the overly aggressive pricing competition related to competitor price buy-in deals and lower revenues related to transitioning our rear projection engine business to SMT.

European revenues decreased 25.8% and 16.2%, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004. These decreases were primarily due to economic softness in certain key markets, especially Germany.  In addition, our strategic decision to transition our OEM business to SMT has negatively affected European revenues as this region’s revenue base historically has benefited from OEM customers.

Asian revenues decreased 22.5% and 12.5%, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004.  These decreases were primarily due to a strategic decision not to grow this region until we have China manufacturing facilities up and running.  Our ongoing customs case has made it difficult to grow this region profitably due to the 30% duty applied to video products coming into China. Increased volume of a broader line-up of projectors produced by SMT in the third quarter of 2005 is expected to provide a foundation for us to compete more effectively in the China region.

Revenues were down 1% in the second quarter of 2005 compared to the first quarter of 2005 primarily as a result of migrating our OEM and rear projection engine business to SMT.  On a regional basis, United States revenues were up 12.8% from the first quarter of 2005, while all other regions experienced reduced revenues in the second quarter of 2005 compared to the first quarter of 2005.  The greatest decline was in the European region where revenue declines of 24.2% were experienced in the second quarter of 2005 compared to the first quarter of 2005.

Backlog

At June 30, 2005, we had backlog of approximately $11.6 million, compared to approximately $25.4 million at December 31, 2004. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2005. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margins

We achieved gross margins of 5.8% and 6.5%, respectively, in the three and six month periods ended June 30, 2005, compared to 18.1% and 17.7%, respectively, in the comparable periods of 2004.

The declines in gross margins were due to the following:

•                  ASP declines discussed above combined with other end-user price promotions and programs;

•                  a $4.9 million and $8.5 million charge, respectively, for inventory write-downs during the three and six month periods ended June 30, 2005 compared to $3.0 million and $4.4 million, respectively, in the comparable 2004 periods;

•                  Settlement of our 3M patent infringement case;

•                  minimal product cost reductions during the first half of 2005 as we reduced the volume of procurement from our contract manufacturers and, to a large extent, sold inventory that was purchased in prior quarters; and

•                  fixed overhead costs for activities such as logistics centers, warranty, tooling amortization and inventory planning and procurement were a higher percentage than normal as a result of lower revenues.

The charges for inventory write-downs in the 2005 periods were primarily related to remanufactured projectors, service parts and certain slow moving finished goods.

We anticipate gross margins to remain under pressure for the remainder of 2005.  Where gross margins end up in any particular quarter depends primarily on revenue levels, product mix, the competitive pricing environment and the level of warranty costs and inventory write-downs during the particular quarter. Our gross margins also depend on the level of royalty revenues we record in any period as royalty revenues have little to no related costs.

We are taking actions to improve gross margins in the third and fourth quarter of 2005.  These actions consist of increasing inventory turns to drive lower product costs by selling recently procured newer inventory, leveraging SMT’s production ramp to help lower the cost of projectors sold into China, and lower manufacturing overhead costs related to improvements being made in our service and supply chain programs.

Marketing and Sales Expense

Marketing and sales expense decreased $0.2 million, or 1.1%, to $16.9 million in the three month period ended June 30, 2005 compared to $17.1 million in the same 2004 period and decreased $1.1 million, or 3.0%, to $33.8 million in the six month period ended June 30, 2005 compared to $34.9 million in the same period of 2004.

The decreases in marketing and sales expense were primarily due to decreased marketing program expenses related to lower revenues and changes to programs offered in 2005 as compared to 2004. Some marketing programs, such as cooperative advertising, directly correlate with trends in revenue.  When revenues are lower, the related marketing program expenses are also reduced. In addition, some marketing dollars spent on cooperative advertising programs relate to specific product promotions and are classified accordingly as a reduction of revenues.   In addition, the marketing and sales organization has realigned spending to meet current objectives for cost efficiencies.

Research and Development Expense

Research and development expense decreased $2.4 million, or 33.2%, to $4.9 million in the three month period ended June 30, 2005 compared to $7.3 million in the same 2004 period and decreased $3.5 million, or 24.1%, to $11.0 million in the six month period ended June 30, 2005 compared to $14.5 million in the same period of 2004.

The reductions in research and development expense were primarily due to expected reductions related to the formation of SMT and the closure of our remaining research and development facilities in Norway. These reductions include lower labor expense, travel, consulting, and non-recurring engineering expenses related to product design.

General and Administrative Expense

General and administrative expense increased $0.7 million, or 12.6%, to $6.1 million in the three month period ended June 30, 2005 compared to $5.4 million in the same 2004 period and increased $0.9 million, or 8.2%, to $11.8 million in the six month period ended June 30, 2005 compared to $10.9 million in the same period of 2004.

The increases in the three and six month periods ended June 30, 2005 as compared to the same periods of 2004 were primarily due to increased spending on investments in new patents and trademarks, increased legal expenses related to the 3M infringement suit as well as other legal matters being addressed during the first and second quarter of 2005, and increased expense related to accelerated depreciation on assets that were located at our Norway facility that was shut down in the first quarter of 2005.  In addition, bad debt expense was higher in the three and six month periods ended June 30, 2005 as compared to the same periods of 2004 due to a bad debt recovery that was realized in the first half of 2004.  Offsetting these increases were decreases in labor costs and rent expense related to previous restructuring actions.

Regulatory Assessments

In July 2005, we announced that we self disclosed infractions of U.S. export law to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries over the last few years.

Infractions of this type can be subject to both civil and/or criminal sanctions, including the imposition of fines, the denial of export privileges, and debarment from participation in U.S. government contracts.  At this point, we do not believe the infractions will be subject to any criminal sanctions and that complete cooperation and self disclosure upon becoming aware of the situation will be favorable factors in any potential financial settlement or sanction with OFAC. We recorded a charge of $1.6 million in the second quarter of 2005 as our current estimate of the financial settlement related to this matter.

Restructuring

In the three and six months ended June 30, 2005, we incurred restructuring charges totaling $1.4 million and $6.1 million, respectively.  The $1.4 million charge in the second quarter of 2005 is a result of our ongoing efforts to streamline the company and align resources to achieve our strategic initiatives and consists primarily of severance charges for changes in supply chain management and realignment of our European sales force.  The remainder of the 2005 charges primarily related to our December 14, 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway, and consisted primarily of costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe and non-cash stock-based compensation expense related to former employees who transitioned to South SMT.

Restructuring charges of $0.5 million in the six month period ended June 30, 2004 were primarily for costs related to our facilities consolidation at our Wilsonville, Oregon headquarters.

At June 30, 2005, we have a remaining accrual for all of our past restructuring activities of $4.9 million.  See further detail in Note 9 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income in the three and six months ended June 30, 2005 decreased to $0.3 and $0.6 million, respectively, compared to $0.4 and $0.8 million respectively, in the comparable periods of 2004. These decreases were due to lower cash and marketable securities balances during the first six months of 2005 compared to the first six months of 2004, partially offset by higher interest rates in the 2005 periods.

Other income (expense) in the three and six months ended June 30, 2005 was $3.2 million and $12.9 million, respectively, compared to seven thousand and $1.3 million, respectively, in the comparable periods of 2004.  Other income in the three and six months ended June 30, 2005 includes a $4.2 million and a $13.4 million gain, respectively, on the sale of a portion of our equity investments, primarily in Phoenix Electric, and $0.1 million and $1.2 million, respectively, of income related to profitability of Motif, our 50/50 joint venture with Motorola.  These gains were partially offset by a $1.3 million and a $1.8 million loss, respectively, related to our share of SMT’s start-up losses.

Other income in the three and six months ended June 30, 2004 includes $0.2 million and $0.9 million, respectively, of income related to profitability of Motif.  The six month period also includes a $0.7 million gain related to the sale of equity securities. The remainder of other income (loss) in the three and six month periods ended June 30, 2004 primarily related to foreign currency transaction losses.

Income Taxes

Income tax expense of $0.1 million and $0.4 million in the three and six month period ending June 30, 2005 primarily relates to expected income tax expense in certain foreign tax jurisdictions.  Income tax benefit of $0.4 million and $0.2 million, respectively in the three and six month periods ending June 30, 2004 primarily relates to a tax benefit resulting from a true-up of our 2003 tax provision to our actual tax return, offset by anticipated 2004 tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash, cash equivalents and marketable securities were $77.9 million at June 30, 2005.  At June 30, 2005, we had working capital of $186.7 million, which included $40.8 million of unrestricted cash and cash equivalents, $11.3 million of short-term marketable securities and $14.4 million of assets held as a deposit by Chinese officials pending resolution of the ongoing customs investigation in China. The current ratio at June 30, 2005 and December 31, 2004 was 2.8 to 1 and 3.1 to 1, respectively.

We sustained an operating loss of $46.4 million during the first half of 2005 contributing to a decrease in net working capital of $53.5 million during the same time period.  If we continue to experience significant operating losses and reductions in net working capital, we will need to obtain additional debt or equity financing to continue current business operations.  There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We have a line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements.  The line of credit expires in October 2006.  Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable.

As of March 31, 2005, we were out of compliance with a financial covenant contained in our revolving line of credit facility as a result of the loss recorded for the first quarter of 2005.  The line of credit facility requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization, as defined in the agreement, which we failed to achieve for the first quarter of 2005.  In May 2005, we amended the line of credit and received a waiver of the default from Wells Fargo.  As a result, future financial covenants were modified to levels we expected to be able to achieve in future periods. However, given our losses in the second quarter of 2005, as of June 30, 2005 we were again out of compliance with our financial covenants.  We are currently working with Wells Fargo to negotiate a waiver for the default and again reset future financial covenants.  There is no guarantee that we will be successful in obtaining a waiver and resetting the financial covenants.  In addition, if we are successful in receiving a waiver, Wells Fargo may require other changes to the terms and conditions of the line of credit.  If we are not successful in obtaining a waiver and resetting financial covenants with Wells Fargo, we could be subject to early termination penalties associated with the line of credit and be required to procure alternate funding to finance current operations.  There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

In connection with the March 31, 2005 waiver and line of credit amendment, we agreed to reduce the maximum amount that can be advanced under the line from $40 million to $30 million.  As of June 30, 2005, we did not have any amounts outstanding under the line of credit and $30 million was available to borrow, subject to obtaining the waiver on the line of credit, based on the eligible accounts receivable on that date.

Our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, and various other marketable equity security investments are included as part of our short-term marketable securities balance.  During the first six months of 2005, we recognized a gain of $13.4 million upon the sale of such securities and as market conditions warrant we could recognize additional gains related to sales in the remainder of 2005.  The total market value of the remaining investments increased by $0.9 million during the first six months of 2005 and is recorded as an unrealized gain directly in shareholders’ equity. The total unrealized appreciation of these investments totaled $9.5 million as of June 30, 2005.

We anticipate that our current cash and marketable securities, along with cash we anticipate to generate from operations and our ability to borrow against our line of credit upon receipt of a waiver, will be sufficient to fund our known operating and capital requirements for at least the next 12 months.  However, to the extent our operating results continue to fall below our expectations, we will need to raise additional capital through debt or equity financings.  We may also need additional capital if we pursue acquisitions or other strategic growth opportunities.  There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

As of the end of the second quarter of 2005, we had funded $6.5 million of our initial $10 million commitment to SMT and expect to fund the remaining $3.5 million during the third quarter of 2005 as SMT increases their production.  We expect to make additional cash contributions to SMT beyond our initial commitment over the course of the next several quarters to fund start-up losses or provide future working capital as SMT grows its business.  In addition to incremental funding from the parent companies, SMT is investigating establishing a line of credit to provide working capital support as its business grows.  There is no guarantee that SMT will be successful in obtaining a line of credit or what terms and conditions may be required to obtain a line of credit.

At June 30, 2005, we had one outstanding letter of credit totaling $20 million which expired on August 2, 2005, and has since been extended through February 2, 2006.  This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $23.6 million of cash and marketable securities that is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.3 million, primarily relates to value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $30.7 million to $75.1 million at June 30, 2005 compared to $105.8 million at December 31, 2004.  The decrease in the accounts receivable balance was primarily due to strong collections in all geographies, as well as lower sales in the first two quarters of 2005 compared to the fourth quarter of 2004.  In addition, we achieved better revenue linearity in every geography in the second quarter of 2005 compared to the fourth quarter of 2004.  As a result, days sales outstanding decreased to 50 days at June 30, 2005 compared to 53 days at December 31, 2004.

Inventories decreased $46.3 million to $108.8 million at June 30, 2005 compared to $155.1 million at December 31, 2004.  See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. During the first two quarters of 2005, we worked closely with our contract manufacturers to modify and reduce incoming product allowing us to reduce finished goods inventory.

Inventory, net of related reserves, being held by the Chinese customs authorities in connection with their investigation totaled $0.6 million and $1.2 million as of June 30, 2005 and December 31, 2004, respectively.  At June 30, 2005, we had approximately three weeks of inventory in the Americas channel compared to approximately four weeks at December 31, 2004. Annualized inventory turns were approximately 4 times for the quarter ended June 30, 2005 and 5.5 times for the quarter ended June 30, 2004.

Land held for sale of $4.5 million as of June 30, 2005 relates to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon.  During the second quarter of 2005, we evaluated our space needs and made a determination to put the land up for sale.  We have hired a broker and have begun actively marketing the land.  The land is recorded on our balance sheet at cost and we expect to be able to sell the land above cost within the next year.  Prior to being put on the market for sale, the land was included as a component of property, plant and equipment on our consolidated balance sheets.

Other current assets increased $0.1 million to $24.0 million at June 30, 2005 compared to $23.9 million at December 31, 2004.  Other current assets increased by $2.2 million in the first six months of 2005 related to a deposit made to Chinese customs officials during the first quarter of 2005. Other current assets at June 30, 2005 and December 31, 2004 included a $14.4 million and $12.2 million deposit made to Chinese customs officials in connection with their investigation of our import duties.  In addition, other current assets increased $1.4 million related to receivables from SMT representing funding for daily operations until the joint venture is fully capitalized by both parent companies.  Offsetting these increases was a decrease of $1.9 million in other receivables related to the timing of cash received for sales of shares of Phoenix stock in the fourth quarter of 2004 and reductions in prepaid expenses related to the timing of invoices.

Expenditures for property and equipment, totaling $3.4 million in the first two quarters of 2005, were primarily for product tooling, leasehold improvements and information technology upgrades. Total expenditures for property and equipment are expected to be between $6.0 million and $8.0 million in 2005.

Other assets increased $8.9 million to $17.1 million at June 30, 2005 compared to $8.2 million at December 31, 2004.  Included in other assets are net patent and trademarks, building deposits, minority interest investments in technology start up companies as part of our advanced research and development efforts, and investments in our joint ventures, SMT and Motif.  The increase in other assets in the first two quarters of 2005 was primarily due to strategic minority interest investments in technology companies and investments in our joint venture SMT.  In the first six months of 2005, we made a $6.5 million investment in SMT offset by a recognized loss for the period of $1.8 million for an ending investment balance of $4.7 million.  In the first two quarters of 2005, the value of our investment in Motif increased $1.2 million related to our share of its quarterly profits offset by a dividend payment of $1.2 million received from Motif in the second quarter of 2005.

Accounts payable increased $7.6 million to $72.5 million at June 30, 2005 compared to $64.9 million at December 31, 2004, primarily due to the timing of cash payments at quarter end and inventory being received late in the quarter.

Payroll and related benefits payable decreased $1.9 million to $3.1 million at June 30, 2005 compared to $5.0 million at December 31, 2004. The decrease in payroll and payroll related benefits payable was primarily attributed to payouts in the first quarter of 2005 of profit sharing and incentive compensation that were accrued in 2004.   In addition, accrued vacation and social security taxes payable in Europe decreased in the first half of 2005 due to the timing of payments.  Offsetting these decreases was a $1.1 million increase in accrued salaries and wages in the United States.  In the fourth quarter of 2004, we had 5 days of payroll accrued as compared to 14 days at the end of the second quarter of 2005.

Other current liabilities increased $2.9 million to $11.1 million at June 30, 2005 compared to $8.2 million at December 31, 2004, primarily due to accruals related to our restructuring activities and a $1.6 million accrual for possible regulatory assessments as discussed above.  Included in other current liabilities at June 30, 2005 and December 31, 2004 was $4.9 million and $2.2 million, respectively, related to restructuring.

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

We will need to raise additional financing if our financial results do not improve

We sustained an operating loss of $46.4 million during the first half of 2005 contributing to a decrease in net working capital of $53.5 million during the same time period.  If we continue to experience significant operating losses and reductions in net working capital, we will need to obtain additional debt or equity financing to continue current business operations.  There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed

We have outsourced the manufacturing of our products to third party manufacturers. For example, through June 30, 2005 most of our projectors have been manufactured by Flextronics in Malaysia and Funai Electric Company in China.  We rely on our contract manufacturers to procure components, provide spare parts in support of our warranty and customer service obligations, and in some cases, subcontract engineering work.  We generally commit the manufacturing of each product platform to a single contract manufacturer. Our reliance on contract manufacturers exposes us to the following risks over which we have limited control:

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

Our contract manufacturers are primarily located in Asia and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability.  The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments.  In addition, we do not have long-term contracts with any of our third-party contract manufacturers and these contracts are terminable by either party on relatively short notice.

If our transition from Flextronics to new contract manufacturers is more difficult than anticipated, we could experience a disruption in our product supply chain and increased operating expenses and transition costs

On July 18, 2005, we made the strategic decision to terminate our contract manufacturing relationship with Flextronics. We will be working with the Flextronics team over the next several months to do final builds of product at Flextronics and transition manufacturing and remaining components to SMT and another new contract manufacturing partner in China.  At this point, we are on track for this transition and believe we have the necessary plans in place to minimize the business risks associated with a transition of this scale.  If we are not successful in managing this transition, we could experience a disruption in our product supply chain and operations and delays in product shipments which could have a negative impact on our revenues. In addition, qualifying a new contract manufacturer and commencing volume production is expensive and time consuming.  This transition to new contract manufacturers will likely increase operating expenses during the transition period and divert internal resources away from other improvement initiatives.  Upon completion of final product builds at Flextronics, we plan to transition any remaining components to our new contract manufacturing partners.  If we are unable to transfer remaining components to our new contract manufacturing partners at Flextronics’ cost, we may be required to take a charge associated with these components.

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

•                  The timing and availability of product coming from our offshore contract manufacturing partners;

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

Due to industry growth that was lower than previously forecasted by industry analysts and resulting tempered demand for our products in the second half of 2004, we exited the year with higher levels of inventory than we had previously anticipated.  We believe this phenomenon extended to a number of our competitors in the industry.  As a result, the industry experienced an aggressive competitive pricing environment during the first half of 2005 putting pressure on average selling prices and gross margins and requiring us to write down our inventory by $8.5 million during the first half of the year.  While we believe a good portion of this excess inventory was sold during the first half of 2005, the ongoing aggressive competitive pricing environment may result in additional inventory write downs.

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

SMT, our joint venture with TCL Corporation, faces a number of uncertainties and may ultimately be unsuccessful in implementing its business plan

SMT faces a number of hurdles in executing its business plan, including:

•                  gaining ongoing required approvals to fully and efficiently operate in China;

•                  integrating research and development sites in China, the U.S. and Norway;

•                  developing a low cost supply chain;

•                  implementing a low cost, high quality manufacturing capability;

•                  developing new products;

•                  securing bank financing to fund business growth; and

•                  securing OEM customers.

During the second quarter, we successfully completed the transfer of the manufacturing of rear projection engines to SMT enabling SMT to begin limited production during the quarter.  In addition, SMT recently began producing its first front projectors for us.  This is the first of three product platforms we expect to transition to SMT for production during 2005.  While initial production has begun, SMT still faces uncertainties in building its capabilities for mass production. If SMT experiences any unexpected delays or costs associated with the transition to mass production, this may result in greater than expected start-up operating losses for the joint venture.

If SMT is unable to fully execute its business plan, we may not experience the expected benefits of the joint venture and may need to make unanticipated cash contributions. Furthermore, SMT’s shortfalls may result in greater than expected operating losses, resulting in larger than expected charges to other expense for our portion of the joint venture’s start up losses. If this were to occur, we may need to fund a portion of these losses through additional debt or equity investments in SMT, which in turn would reduce our available cash for other strategic opportunities or require us to borrow additional funds or raise additional capital.  There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our strategic investment and partnership strategy poses risks and uncertainties typical of such arrangements

Our strategy depends in part on our ability to identify suitable strategic investments or prospective partners, finance these transactions, and obtain the required regulatory and other approvals. As a result of these transactions, we may face an increase in our debt and interest expense.  Also, the failure to obtain such regulatory and other approvals may harm our results or prospects.  For example, if we are unable to obtain the necessary ongoing Chinese governmental approvals on a timely basis in connection with SMT, our joint venture with TCL, the expected benefits of the joint venture may be delayed or never materialize, and we may incur additional costs as we look for alternatives.

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

We purchased the assets of The University Network (“TUN”) in June 2005 as a launching point for our new Digital Media line of business.  This new business will require investments to take advantage of this growing market opportunity in the digital signage arena to create, deliver and manage digital content over a geographically dispersed network of displays.  Expanding the network and delivering value added content to the network creates an opportunity to sell displays, network services and advertising, generating a whole new recurring revenue stream and enhanced margins.  In the next six months, we expect operating expenses associated with this activity will exceed any additional gross margins we may realize as we expand the installed base of networked displays.

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

During the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case.  As of June 30, 2005, approximately $14.4 million is being held in that account. The release of the cash deposit is dependent on final case resolution.  The amount of any potential duties or penalties imposed upon us at resolution of this case would result in a charge to our statement of operations and could have a significant financial impact on us.

Customs or other issues involving product delivery from our contract manufacturers could prevent us from timely delivering our products to our customers

Our business depends on the free flow of products.  Due to continuing threats of terrorist attacks, U.S. Customs has increased security measures for products being imported into the United States. In addition, increased freight volumes and work stoppages at west coast ports have in the past, and may in the future, cause delay in freight traffic.  Each of these situations could result in delay of receipt of products from our contract manufacturers and delay fulfillment of orders to our customers. Any significant disruption in the free flow of our products may result in a reduction of revenues, an increase of in-transit (unavailable for sale) inventory, or an increase in administrative and shipping costs.

A deterioration in general global economic condition could adversely affect demand for our products

Our business is subject to the overall health of the global economy. Purchase decisions for our products are made by corporations, governments, educational institutions, and consumers based on their overall available budget for information technology products.  Any number of factors impacting the global economy including geopolitical issues, balance of trade concerns, inflation, interest rates, currency fluctuations and consumer confidence can impact the overall spending climate, both positively and negatively, in one or multiple geographies for our products.  Deterioration in any one or combination of these factors could change overall industry dynamics and demand for discretionary products like ours and negatively impact our results of operations. During the first half of 2005, for example, we experienced a slowdown in the European economy that affected demand for our products resulting in a downturn of our financial results for that region.

We are subject to risks associated with exporting products outside the United States

To the extent we export products outside the United States, we are subject to United States laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury.  A determination that we have failed to comply with one or more of these export controls could result in civil and/or criminal sanctions, including the imposition of fines upon the company, the denial of export privileges, and debarment from participation in United States government contracts.  Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations.  In July 2005, we self disclosed infractions of U.S. export law to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries over the last few years.  While we cannot predict the timing or final outcome of this situation, we have recorded a charge of $1.6 million as part of our second quarter of 2005 earnings results representing our best estimate of any potential financial settlement of this matter.

We are exposed to risks associated with our international operations

Revenues outside the United States accounted for approximately 40% of our revenues in the first six months of 2005 and 43% of our revenues in all of 2004. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

•                  local economic and labor conditions;

•                  political instability;

•                  terrorist acts;

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

In addition, we have moved much of our manufacturing and supply chain activities to emerging markets, particularly China and Malaysia, to take advantage of their lower cost structures. In July 2005, China announced a change to their monetary policy allowing the Yuan to begin to appreciate vis a vis the U.S. dollar.  We view change in monetary policy in China as a net positive for our business as a controlled appreciation in the Yuan will allow for continued strong economic growth in China while alleviating foreign political pressures and reducing the risk of trade restrictions against Chinese exporters.  In addition, since a number of the major components used in our products are imported by our Chinese manufacturers, a stronger Yuan will actually serve to reduce costs for products manufactured there.  We also expect other Asian currencies to strengthen relative to the dollar, making their exports into the U.S., our largest market, more expensive, primarily for our polysilicon based competitors.  While we view the changes positively at the moment, any number of factors may emerge which may reduce or reverse these benefits and adversely affect our operating results.

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

During the second quarter of 2005, we settled our lawsuit with 3M in which 3M claimed that configuration of our light engine technology violated one of their patents.  In connection with the settlement of this case, we agreed to make payments for past royalties and entered into a cross licensing agreement with 3M regarding this technology and certain of our technology.

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

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.   In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case.  To date, we have secured the release of all but $0.6 million of inventory which is still being held by Shanghai Customs. As a result, we have made deposits with Shanghai Customs totaling $14.4 million as of June 30, 2005. This deposit is recorded in other current assets on our consolidated balance sheets.

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

During the second quarter of 2005, we settled the above lawsuits with 3M. In connection with the settlement of these cases, we agreed to make payments to 3M for past royalties and entered into a cross licensing agreement with 3M regarding the disputed technologies.  The amounts related to past royalties were not material and fully accrued in the second quarter of 2005 as a component of cost of goods sold on the statement of operations.

U.S. Export Infractions Self-Disclosure

In July 2005, we announced that we self disclosed infractions of U.S. export law to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries over the last few years.

Infractions of this type can be subject to both civil and/or criminal sanctions, including the imposition of fines, the denial of export privileges, and debarment from participation in U.S. government contracts.  At this point, we do not believe the infractions will be subject to any criminal sanctions and that complete cooperation and self disclosure upon becoming aware of the situation will be favorable factors in any potential financial settlement or sanction with OFAC. We recorded a charge of $1.6 million in the second quarter of 2005 as our current estimate of the financial settlement related to this matter.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 3, 2005, at which the following actions were taken:

1.               The shareholders elected the six nominees for director to our Board of Directors.  The six directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Peter D. Behrendt	36,188,690	552,965
Michael R. Hallman	35,518,788	1,222,867
John V. Harker	35,455,520	1,286,135
Svein S. Jacobsen	36,189,946	551,709
Duane C. McDougall	36,200,096	541,559
C. Kyle Ranson	35,651,680	1,089,975

2.               The shareholders ratified the appointment of KPMG LLP as InFocus Corporation’s independent registered public accountants for the year ending December 31, 2005:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non- Votes:
36,576,489	117,228	47,938	—

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1         Third Amendment to Credit Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated May 6, 2005.  Incorporated by reference to our Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on May 10, 2005.

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

Date:	August 9, 2005	INFOCUS CORPORATION

		By:	/s/ C. Kyle Ranson
C. Kyle Ranson
Director, President and Chief Executive Officer
(Principal Executive Officer)

		By:	/s/ Michael D. Yonker
Michael D. Yonker
Executive Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)