Form 10-Q
period 2005-09-30
INFOCUS CORP
filed 2005-11-09
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-18908

INFOCUS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0932102
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

27700B SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,727,561
(Class)	(Outstanding at November 1, 2005)

INFOCUS CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets - September 30, 2005 and December 31, 2004 (unaudited)

Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2005 and 2004 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 5.	Other Events

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$46,982	$17,032
Marketable securities	4,646	26,291
Restricted cash, cash equivalents, and marketable securities	25,856	23,316
Accounts receivable, net of allowances of $9,431 and $10,813	71,126	105,811
Inventories	86,104	155,106
Income taxes receivable	716	1,994
Deferred income taxes	390	1,063
Land held for sale	4,469	—
Other current assets	26,358	23,866
Total Current Assets	266,647	354,479

Restricted marketable securities	—	2,829
Property and equipment, net of accumulated depreciation of $20,373 and $38,366	751	16,747
Deferred income taxes	711	1,636
Other assets, net	16,991	8,182
Total Assets	$285,100	$383,873

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$—	$16,198
Accounts payable	74,321	64,917
Payroll and related benefits payable	2,635	5,043
Marketing incentives payable	7,153	8,899
Accrued warranty	10,986	10,986
Other current liabilities	20,174	8,230
Total Current Liabilities	115,269	114,273

Long-Term Liabilities	3,046	2,967

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,728,821 and 39,635,771	90,000	89,777
Additional paid-in capital	76,131	75,835
Accumulated other comprehensive income:
Cumulative currency translation adjustment	25,612	35,359
Unrealized gain on equity securities	3,051	21,792
Retained earnings (accumulated deficit)	(28,009)	43,870
Total Shareholders’ Equity	166,785	266,633
Total Liabilities and Shareholders’ Equity	$285,100	$383,873

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2005	2004	2005	2004

Revenues	$130,321	$162,183	$403,169	$469,861
Cost of revenues	130,858	134,406	385,881	387,683
Gross margin (loss)	(537)	27,777	17,288	82,178

Operating expenses:
Marketing and sales	15,938	18,663	49,763	53,541
Research and development	5,261	6,929	16,279	21,450
General and administrative	6,017	6,205	17,788	17,079
Restructuring costs	5,950	—	12,000	450
Impairment of long-lived assets	9,813	—	9,813	—
Regulatory assessments	—	—	1,600	—
	42,979	31,797	107,243	92,520

Loss from operations	(43,516)	(4,020)	(89,955)	(10,342)

Other income (expense):
Interest expense	(129)	(2)	(425)	(3)
Interest income	661	372	1,279	1,201
Other, net	4,928	5,370	17,871	6,691
	5,460	5,740	18,725	7,889
Income (loss) before income taxes	(38,056)	1,720	(71,230)	(2,453)
Provision (benefit) for income taxes	274	—	649	(150)
Net income (loss)	$(38,330)	$1,720	$(71,879)	$(2,303)

Basic net income (loss) per share	$(0.97)	$0.04	$(1.81)	$(0.06)

Diluted net income (loss) per share	$(0.97)	$0.04	$(1.81)	$(0.06)

Shares used in per share calculations:
Basic	39,595	39,612	39,605	39,585
Diluted	39,595	40,346	39,605	39,585

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended Sept. 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(71,879)	$(2,303)
Adjustments to reconcile net loss to net cash provided by (used by) operating activities:
Depreciation and amortization	8,411	7,086
Gain on sale of property and equipment	(104)	(224)
Gain on sale of marketable securities	(17,727)	(4,335)
Deferred income taxes	1,563	(348)
Long-lived asset impairment	9,813	—
Other non-cash (income) expense	675	(2,323)
(Increase) decrease in:
Restricted cash	(1,842)	(10,242)
Accounts receivable, net	30,002	(4,074)
Inventories, net	63,339	(97,465)
Income taxes receivable, net	967	88
Other current assets	(3,527)	6,159
Increase (decrease) in:
Accounts payable	12,887	28,066
Payroll and related benefits payable	(2,234)	(2,110)
Marketing incentives payable, accrued warranty and other current liabilities	10,600	(2,645)
Other long-term liabilities	191	(114)
Net cash provided by (used in) operating activities	41,135	(84,784)

Cash flows from investing activities:
Purchase of marketable securities	(11,678)	(29,216)
Maturities of marketable securities	15,763	45,243
Proceeds from sale of marketable securities	18,677	10,017
Payments for purchase of property and equipment	(4,341)	(8,398)
Proceeds received from sale of property and equipment	104	434
Payments for investments in patents and trademarks	(1,355)	(995)
Cash paid for investments in joint ventures	(10,000)	—
Dividend payments received from joint venture	2,650	725
Cash paid for acquisitions and cost based technology investments	(3,737)	(4,000)
Other assets, net	(71)	716
Net cash provided by investing activities	6,012	14,526

Cash flows from financing activities:
Repayments on short term borrowings	(16,198)	—
Proceeds from sale of common stock	66	597
Net cash provided by (used in) financing activities	(16,132)	597

Effect of exchange rate on cash	(1,065)	(477)
Increase (decrease) in cash and cash equivalents	29,950	(70,138)

Cash and cash equivalents:
Beginning of period	17,032	94,181
End of period	$46,982	$24,043

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

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method.  Following is a detail of our inventory (in thousands):

	September 30, 2005	December 31, 2004
Lamps and accessories	$6,609	$11,211
Service inventories	24,604	32,417
Finished goods	54,891	111,478
Total, net	$86,104	$155,106

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

Note 3. Earnings Per Share

Since we were in a loss position for the three and nine-month periods ended September 30, 2005 and the nine-month period ended September 30, 2004, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. A reconciliation of the shares used for the basic and fully diluted calculation for the three month period ended September 30, 2004 is as follows (in thousands):

Shares used for basic calculation	39,612
Common stock equivalents:
Stock options	734
Shares used for diluted calculation	40,346

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options	5,589	3,056	5,589	5,186

Note 4.  Comprehensive Gain (Loss)

Comprehensive gain (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity.  The following table sets forth the calculation of comprehensive gain (loss) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(38,330)	$1,720	$(71,879)	$(2,303)
Foreign currency translation gain/(loss)	(253)	2,631	(9,747)	(1,676)
Net unrealized gain/(loss) on equity securities	(2,134)	(9,971)	(1,002)	21,017
Unrealized gain realized during the period	(4,277)	(3,604)	(17,739)	(4,335)
Total comprehensive income (loss)	$(44,994)	$(9,224)	$(100,367)	$12,703

The decrease in the net unrealized gain on equity securities of $18.7 million during the nine-month period ended September 30, 2005 primarily related to the sales of a portion of our investment in Phoenix Electric Co., a Japanese lamp manufacturing company and a decline in value of our remaining investment in the company.  The unrealized gain on equity securities of $3.1 million as of September 30, 2005 also primarily relates to this investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(38,330)	$1,720	$(71,879)	$(2,303)
Add - stock-based employee compensation expense included in reported net income (loss)	46	76	450	282
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(449)	(1,892)	(5,385)	(5,473)
Net loss, pro forma	$(38,733)	$(96)	$(76,814)	$(7,494)
Basic and diluted net income (loss) per share:
As reported	$(0.97)	$0.04	$(1.81)	$(0.06)
Pro forma	$(0.98)	$0.00	$(1.94)	$(0.19)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2005	2004
Risk-free interest rate	3.72% - 4.18%	2.86% - 3.85%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	3.9	2.6 – 3.1
Expected volatility	77.3% - 78.6%	79.2% - 81.1%

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.

SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Accordingly, we will adopt SFAS No. 123R in the first quarter of 2006. We believe that the amounts of stock compensation expense recorded on our statement of operations from the adoption of SFAS No. 123R will be similar to the pro forma disclosure, excluding the impact of stock option vesting acceleration in December 2004 and May 2005, related to SFAS No. 123.  The adoption of SFAS No. 123R will not have any effect on our cash flows.

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

Note 7. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years.  We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a significant change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.0 million and $1.7 million, respectively, at September 30, 2005 and December 31, 2004 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at both September 30, 2005 and December 31, 2004 totaled $13.8 million, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.  The long-term portion of the warranty accrual was $2.8 million as of both September 30, 2005 and December 31, 2004.

The following is a reconciliation of the changes in the warranty liability for the nine months ended September 30, 2005 and 2004 (in thousands).

	Nine Months Ended September 30,
	2005	2004
Warranty accrual, beginning of period	$13,767	$13,965
Reductions for warranty payments made	(13,164)	(12,477)
Warranties issued	10,636	13,491
Adjustments and changes in estimates	2,528	(1,212)
Warranty accrual, end of period	$13,767	$13,767

Note 8. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At September 30, 2005 we had one outstanding letter of credit totaling $20.0 million, which expires on February 2, 2006. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.3 million, primarily relates to value added tax and other deposits with foreign jurisdictions.

Note 9. Restructuring

In the three and nine-month periods ended September 30, 2005, we incurred restructuring charges totaling $6.0 million and $12.0 million, respectively.  The $6.0 million charge in the third quarter of 2005 was primarily related to reductions in headcount that will take place as part of a comprehensive restructuring plan that was announced in mid-September 2005. The goal of the announced restructuring plan is to simplify the business and help return us to profitability by reducing our operating expenses by approximately 20% to 25% compared to second quarter of 2005 levels. The majority of these actions, including the elimination of several senior executive and management positions, as well as other headcount reductions, were completed either in the third or early in the fourth quarter of 2005, with the remainder to be completed in the first half of 2006.  A $1.4 million charge in the second quarter of 2005 was primarily associated with severance charges for changes in supply chain management and realignment of our European sales force.  The remainder of the 2005 charges primarily related to our December 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway, and consisted primarily of costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe and non-cash stock-based compensation expense related to former employees who have been transitioned to South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation.

We currently expect to record additional restructuring charges related to our comprehensive restructuring plan over the next three quarters totaling between $1.5 million and $2.0 million, primarily related to international facility consolidation activities.

At September 30, 2005, we had $9.2 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities.  We expect the majority of the severance and related costs to be paid by the end of the first quarter of 2006 and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2004	2005 Charges	2005 Amounts Paid	Accrual at September 30, 2005
Severance and related costs	$1,867	$7,358	$(3,333)	$5,892
Lease loss reserve	359	3,376	(1,005)	2,730
Other	—	973	(425)	548
Total	$2,226	$11,707	$(4,763)	$9,170

The total restructuring charges in the three and nine-month periods ended September 30, 2005 and 2004 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Severance and related costs	$5,478	$—	$7,358	$—
Lease loss reserve	230	—	3,376	450
Stock-based compensation	—	—	293	—
Other	242	—	973	—
	$5,950	$—	$12,000	$450

Note 10. Inventory and Equipment Write-Downs

Inventory and equipment write-downs, included as a component of cost of revenues, totaled $16.4 million and $24.8 million, respectively, in the three and nine-month periods ended September 30, 2005.  The write-downs in the three and nine-months ended September 30, 2005 included $9.2 million related to the write-down of inventory and accelerated tooling depreciation associated with the discontinuance of our thin display products, $0.5 million for excess component exposures related to our transition from Flextronics as a contract manufacturer, and $6.7 million related to the write-down of certain other remanufactured projectors, service parts and slow moving finished goods inventory. In addition, included in the nine-month period ended September 30, 2005 was an additional $8.4 million of inventory write-downs related to certain remanufactured projectors, service parts and slow-moving finished good inventory.

Note 11. Impairment of Long-Lived Assets

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

Based on our recent operating losses, we performed a review and evaluation of the carrying value of our long-lived assets for impairment in connection with the preparation of our financial statements for the three-month period ended September 30, 2005. Pursuant to SFAS No. 144, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis indicated that the book value of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Based on our analyses, we determined that all of our long-lived assets, other than tooling equipment related to current products, were fully impaired. Accordingly, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005 in order to write-off the remaining book value of our long-lived assets other than tooling equipment used in the production of current products. Of the $9.8 million charge, $7.1 million was allocated to property and equipment and $2.7 million was allocated to other intangible assets, including the carrying value of capitalized patent and trademark costs.  All of the long-lived assets are continuing to be used in operations.

These impairment charges will result in our recording less depreciation expense beginning in the fourth quarter of 2005 and continuing through 2008.  The reduction for the fourth quarter of 2005 will be approximately $0.7 million.  Approximately 25% of the reduction will improve gross margin and the remaining 75% will reduce operating expenses.

Note 12. Line of Credit Amendment, Covenant Non-Compliance and Waiver

As of June 30, and September 30, 2005 we were out of compliance with the financial covenants contained in our line of credit with Wells Fargo Foothill, Inc. (“Wells Fargo”).  We had no amounts outstanding under the line of credit at either date.  The line of credit requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement.  Our non-compliance was primarily a result of the operating losses we recognized in the second and third quarters of 2005.  In November 2005, we amended the line of credit and received a waiver of default from Wells Fargo for both the June 30 and September 30, 2005 non-compliance.  As part of the amendment, we modified the future financial covenants to levels we expect to achieve. In addition, we agreed to certain other conditions including, among other things, allowing the bank to perfect a security interest in our land held for sale, allowing cash receipts from customers to flow directly to

Wells Fargo to pay down any outstanding borrowings, and reducing the maximum amount that can be advanced under the line from $30 million to $25 million. In addition, upon sale of the land, the maximum amount that can be advanced under the line will be further reduced by the greater of $5 million or the net proceeds received upon sale.

Note 13. Investments in Unconsolidated Corporate Joint Ventures

We account for our investments in unconsolidated joint ventures using the equity method of accounting.  The equity method requires us to increase or decrease the value of our investment by recording our share of the operating results of these entities as a component of other income and expense based on our percentage of ownership of the joint venture.  The value of the investments is reported as a component of other assets on our consolidated balance sheets.  We currently have two joint ventures accounted for under the equity method. Our 50/50 joint venture with Motorola, Motif, had an investment value of $0.5 million as of September 30, 2005 and our 50/50 joint venture with TCL Corporation, South Mountain Technologies (“SMT”), had an investment value of $6.7 million as of September 30, 2005. We received dividends from Motif totaling $1.5 million and $2.7 million, respectively, during the three and nine-month periods ended September 30, 2005 and zero and $0.7 million, respectively during the three and nine-month periods ended September 30, 2004.  We made investments in SMT of $3.5 million and $10.0 million, respectively, during the three and nine-month periods ended September 30, 2005.  Other income (expense) related to our share of Motif and SMT profits and losses were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Motif	$1,650	$1,497	$2,866	$2,433
SMT	(1,566)	—	(3,364)	—
	$84	$1,497	$(498)	$2,433

Note 14. Land Held for Sale

Land held for sale of $4.5 million as of September 30, 2005 relates to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon.  During the second quarter of 2005, we evaluated our space needs and made a determination to put the land up for sale.  We have hired a broker and have begun actively marketing the land.  The land is recorded on our balance sheet at cost and we expect to be able to sell the land above cost within the next year.

Note 15. Regulatory Assessments

In July 2005, we announced that we self disclosed infractions of U.S. export law to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries over the last few years.  We recorded a charge of $1.6 million in the second quarter of 2005 as an estimate of the financial settlement related to this matter.  During the third quarter of 2005, we have been completing our internal investigation and are preparing to provide full details of our findings to the OFAC.  While we cannot predict the timing or final outcome of this situation, we continue to believe that the ultimate settlement of this matter will not have a material adverse impact on our financial statements.

Note 16.  Other Income (Expense)

Other income (expense) in the three and nine-month periods ended September 30, 2005 was $4.9 million and $17.9 million, respectively, compared to $5.4 million and $6.7 million, respectively, for the comparable periods of 2004.  Other income for the three and nine-months ended September 30, 2005 includes a $4.3 million and $17.7 million gain, respectively, on the sale of a portion of our equity investment in Phoenix Electric, and  $1.7 million and $2.9 million, respectively, of income related to the profitability of Motif, our 50/50 joint venture with Motorola.  These gains were partially offset by a $1.6 million and $3.4 million loss, respectively, related to our share of SMT’s start-up losses.  In addition, included in other income in the three and nine month periods ended September 30, 2005 was $0.7 million and $0.6 million, respectively, for gains related to foreign currency transactions.

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

Note 17.  Legal Proceedings

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business.  When a loss is deemed probable and reasonably estimable, an amount is recorded in our financial statements. While the ultimate results of these matters cannot presently be determined, management does not expect that these ordinary, routine or regulatory legal proceedings will have a material adverse effect on our results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these routine matters.

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

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.   In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case.  As of September 30, 2005, all inventory previously impounded has been released by Shanghai Customs. We have made deposits with Shanghai Customs for the release of inventory totaling $14.5 million as of September 30, 2005. This deposit is recorded in other current assets on our consolidated balance sheets.

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

In the second quarter of 2004, we filed a lawsuit against 3M in the United States District Court in Oregon, claiming that 3M was selling products that incorporate our patented projection lamp safety interlock system.

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

Note 18. New Accounting Pronouncements

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in the first quarter of 2006.  See Note 5 Stock-Based Compensation above for an estimate of how SFAS No. 123R would have affected results of operations for the three and nine-month periods ended September 30, 2005 and 2004.  The adoption of SFAS No. 123R will not have any effect on our cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for Non-monetary Transactions.”  Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets be measured based on fair value of the assets exchanged.  APB No. 29, however, allowed for non-monetary exchanges of similar productive assets.  SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Accordingly, we adopted SFAS No. 153 on July 1, 2005.  The adoption of SFAS No. 153 did not have any impact on our financial position, results of operations, or cash flows.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Factors Affecting Our Business and Prospects

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements in this Form 10-Q are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA.  Forward-looking statements are those that do not relate solely to historical fact.  They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events.  You can identify these statements by the use of words like “intend,” “plan,” “believe,” “anticipate,” “project,” “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words or phrases of similar meaning. They may relate to, among other things:

•                  our ability to operate profitably;

•                  anticipated commencement of operations and product shipments by South Mountain Technologies, our joint venture with TCL Corporation;

•                  the supply of components, subassemblies, and projectors;

•                  our financial risks;

•                  fluctuations in our revenues and results of operations;

•                  estimated impact of regulatory actions by authorities in the markets we serve;

•                  anticipated outcome of legal disputes;

•                  uncertaintities associated with our transition from Flextronics to new contract manufacturing partners;

•                  expectations regarding results and charges associated with restructuring of our business to reduce overall cost structure and other changes to simplify the cost structure of the business;

•                  our ability to manage future growth; and

•                  our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses, and expenditures for property and equipment.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, which may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing.  See Item 1A. Risk Factors below for further discussion of factors that could cause actual results to differ from these forward-looking statements.

Company Profile

InFocus Corporation is a worldwide leader in digital projection technology and services based on market share data from Pacific Media Associates.  Our products now include projectors and related accessories and solutions for business, education, government and home users.  Beginning in 2005, we organized our operations into three lines of business to better align our resources to take advantage of the opportunities and minimize the challenges presented by each business line.  In the second quarter of 2005, we added the Digital Media line of business to our existing three lines of business when we acquired the assets of The University Network (“TUN”), a leader in digital signage for colleges and universities in the United States, located in Memphis, Tennessee.  The four lines of business are Projectors, Displays, Digital Media and Complementary Products, Solutions and Integration.  In the third quarter of 2005 we announced that due to pricing pressures in the thin display market, we would cease investment in developing thin displays and exit the market for these products.  As a result, it was determined that the line of business structure would be dissolved and replaced with a simpler and more cost effective structure. According to Pacific Media Associates, the worldwide market for front projectors is expected to steadily grow from $6.5 billion in 2004 to $9.0 billion in 2007, representing a compound annual growth rate of 11%.

Overview

As expected, the third quarter continued to be challenging for us financially.  Revenues for the quarter were $130.3 million, gross margins were negative 0.4%, and operating expenses were $43.0 million, which resulted in a net loss of $38.3 million or $0.97 per share.   Included in our financial results for the third quarter were $6.0 million for charges related to restructuring actions, $9.8 million for charges related to a long-lived asset impairment, and $16.4 million of inventory related charges included as a component of cost of revenues.  These charges are described in more detail below.

During the third quarter of 2005 we recorded a $6.0 million charge related to a comprehensive restructuring plan, which included the elimination of several senior executive and management positions, other headcount reductions, and the cessation of investment in developing thin displays, as well as exiting the market for these products. A majority of these actions were completed in either the third quarter or early fourth quarter of 2005, with the remainder to be completed in the first half of 2006.

We expect to record additional restructuring charges in relation to the above announced restructuring plan over the next few quarters totaling between $1.5 million and $2.0 million, primarily related to international facility consolidation activities.

An additional component of our third quarter 2005 comprehensive restructuring plan was the cessation of investment in developing thin displays and exiting the market for these products.  In connection with the discontinuation of this product line, we recorded a non-cash charge to cost of revenues totaling $9.2 million during the third quarter of 2005 for the write-down of inventory and accelerated tooling depreciation associated with these products.

An additional non-cash inventory charge totaling $6.7 million related to the write-down of inventory to net realizable value on certain remanufactured projectors, service parts and slow moving finished goods inventory was also taken in the third quarter of 2005 as a component of cost of revenues.

We also reviewed all remaining long-lived assets in the third quarter of 2005 in accordance with SFAS No. 144.  Based on our review, we determined that all of our long-lived assets, other than tooling equipment related to current products, were fully impaired. Accordingly, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter as a separate component of operating expenses in order to write-off the remaining net book value of these assets, which did not include tooling equipment that is used in the production of current products.  Of the $9.8 million charge, $7.1 million was allocated to property and equipment and $2.7 million was allocated to other intangible assets, including the carrying value of patents and trademarks.  All of the long-lived assets are continuing to be used in operations.

These impairment charges will result in our recording less depreciation expense beginning in the fourth quarter of 2005 and continuing through 2008.  The reduction for the fourth quarter of 2005 will be approximately $0.7 million.  Approximately 25% of the reduction will improve gross margin and the remaining 75% will reduce operating expenses.

South Mountain Technologies (“SMT”), our joint venture with TCL, continues to make progress in ramping production of our front projectors and we expect that it will build three of our product platforms during the fourth quarter of 2005.  SMT also allows us to deliver locally manufactured products to the China market, significantly reducing the import duties on products sold in that market.

In conjunction with the successful manufacturing of our projectors at SMT, we made the decision to terminate our relationship with Flextronics, which has successfully managed a major portion of our contract manufacturing over the last few years.  During the third quarter of 2005 we continued our transition away from Flextronics with final build out of product expected to be completed early in the fourth quarter of 2005. In addition to utilizing SMT and Funai for production in the third quarter of 2005, we have made good progress ramping production at Foxconn, a large Taiwanese company well known for its high volume, high quality consumer product supply chain and contract manufacturing capabilities.   In connection with this transition, we recorded a non-cash charge of $0.5 million as a component of cost of revenues in the third quarter of 2005 related to excess components at Flextronics.

During the second quarter of 2005, we formed the Digital Media line of business to take advantage of what we see as a growing market opportunity in the digital signage arena to create, deliver and manage digital content over a geographically dispersed network of displays to a controlled footprint of constituents. Expanding the network and delivering value added content to the network creates an opportunity to sell displays, network services and advertising, which is expected to generate a new recurring revenue stream with enhanced margins. To gain a foothold in this new market opportunity, we acquired the assets of TUN, which has established a network and footprint of displays in major universities across the United States, delivering content to college age students, a demographic very attractive to advertisers.

A summary of our results of operations for the three and nine-month periods ending September 30, 2005 and September 30, 2004 are detailed below.

Results of Operations

	Three Months Ended September 30, (1)
	2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$130,321	100.0%	$162,183	100.0%
Cost of revenues	130,858	100.4	134,406	82.9
Gross margin (loss)	(537)	(0.4)	27,777	17.1

Operating expenses:
Marketing and sales	15,938	12.2	18,663	11.5
Research and development	5,261	4.0	6,929	4.3
General and administrative	6,017	4.6	6,205	3.8
Restructuring costs	5,950	4.6	—	—
Impairment of long-lived assets	9,813	7.5	—	—
	42,979	33.0	31,797	19.6
Loss from operations	(43,516)	(33.4)	(4,020)	(2.5)
Other income (expense):
Interest expense	(129)	(0.1)	(2)	—
Interest income	661	0.5	372	0.2
Other, net	4,928	3.8	5,370	3.3
Income (loss) before income taxes	(38,056)	(29.2)	1,720	1.1
Provision for income taxes	274	0.2	—	—
Net income (loss)	$(38,330)	(29.4)%	$1,720	1.1%

	Nine Months Ended September 30, (1)
	2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$403,169	100.0%	$469,861	100.0%
Cost of revenues	385,881	95.7	387,683	82.5
Gross margin	17,288	4.3	82,178	17.5

Operating expenses:
Marketing and sales	49,763	12.3	53,541	11.4
Research and development	16,279	4.0	21,450	4.6
General and administrative	17,788	4.4	17,079	3.6
Regulatory assessments	1,600	0.4	—	—
Restructuring costs	12,000	3.0	450	0.1
Impairment of long-lived assets	9,813	2.4	—	—
	107,243	26.6	92,520	19.7
Loss from operations	(89,955)	(22.3)	(10,342)	(2.2)
Other income (expense):
Interest expense	(425)	(0.1)	(3)	—
Interest income	1,279	0.3	1,201	0.3
Other, net	17,871	4.4	6,691	1.4
Loss before income taxes	(71,230)	(17.7)	(2,453)	(0.5)
Provision (benefit) for income taxes	649	0.2	(150)	—
Net loss	$(71,879)	(17.8)%	$(2,303)	(0.5)%

(1) Percentages may not add due to rounding.

Revenues

Revenues decreased $31.9 million, or 19.6%, and $66.7 million, or 14.2%, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004.

The decreases in revenues were largely due to transitioning our OEM projector and rear projection engines business to SMT, which was nearly completed during the third quarter of 2005.  In addition, projector revenues were down in the 2005 periods compared to the same periods of 2004 due to average sales price (“ASPs”) declines in both the three and nine-month periods and a decline in unit shipments in the three-month period ended September 30, 2005, offset slightly by an increase in unit shipments in the nine-month period ended September 30, 2005. Specifically average sales prices declined 8.3% and 13.0% for the third quarter of 2005 and first nine months of 2005, respectively, compared to the comparable periods of 2004.  Projector unit shipments for the third quarter of 2005 were down 5.0% from the three-month period ended September 30, 2004 and increased only 6.6% for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The decreases in ASPs were primarily due to increased pricing pressure from our Asian competitors fueled in part by excess inventory available across the industry and in all geographic locations in the first half of 2005.  Our ASPs remained relatively flat between the second quarter and the third quarter, due to our efforts to improve gross margins. Although ASPs remained flat, projector unit shipments were down roughly 5.0% in the third quarter of 2005 as compared to the second quarter of 2005.  The decrease in projector unit shipments was primarily related to the nearly completed planned transition of our OEM projector business to SMT.  Revenues from lamps and accessories increased in the three and nine months ended September 30, 2005 compared to the same periods of 2004 when revenues were hampered by an industry wide shortage of lamps.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
United States	$90,273	69.3%	$90,079	55.5%	$254,227	63.0%	$273,346	58.2%
Europe	25,271	19.4%	51,005	31.5%	96,297	23.9%	135,771	28.9%
Asia	10,275	7.9%	13,597	8.4%	34,095	8.5%	40,818	8.7%
Other	4,502	3.4%	7,502	4.6%	18,550	4.6%	19,926	4.2%
	$130,321		$162,183		$403,169		$469,861

United States revenues increased slightly in the three-month period ended September 30, 2005 compared to the three-month period ended September 30, 2004 and decreased 7% in the nine-month period ended September 30, 2005 compared to the same period of 2004. The decreases in the comparable nine-month periods were primarily due to management decisions to not participate in certain sales opportunities due to the overly aggressive pricing competition related to competitor price buy-in deals and lower revenues related to transitioning our rear projection engine business to SMT.  In addition, government sales have been somewhat negatively affected by the ongoing conflict in Iraq and by recovery efforts in the Gulf Coast.

European revenues decreased 51% and 29%, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004. These decreases were primarily due to economic softness in certain key markets as well as specific industry softness in the European region.  In addition, we experienced declines in our ASK branded business and our strategic decision to transition our projector OEM business to SMT has negatively affected European revenues as this region’s revenue base historically has benefited from OEM customers.

Asian revenues decreased 24% and 17%, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004.  These decreases were primarily due to a strategic decision not to grow this region until we had China manufacturing facilities up and running.  Our ongoing customs case has made it difficult to grow this region profitably due to the 30% duty applied to video products coming into China.  Increased volume of a broader line-up of projectors produced by SMT in the third quarter of 2005 is expected to allow us to begin to compete more effectively in the China region moving forward.

Revenues were down 4% in the third quarter of 2005 compared to the second quarter of 2005 primarily as a result of the near complete planned reduction of OEM projector revenues and rear projection engines revenues to SMT.  On a regional basis, United States revenues were up 4% from the second quarter of 2005, while all other regions experienced reduced revenues in the third quarter of 2005 compared to the second quarter of 2005.  The greatest decline was in the European region where revenues declined 18% in the third quarter of 2005 compared to the second quarter of 2005.

Backlog

At September 30, 2005, we had backlog of approximately $14.9 million, compared to approximately $25.4 million at December 31, 2004. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2005. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of a negative 0.4% and a positive 4.3%, respectively, in the three and nine-month periods ended September 30, 2005, compared to 17.1% and 17.5%, respectively, in the same periods of 2004.

The declines in gross margins were due to the following:

•      ASP declines discussed above combined with other end-user price promotions and programs;

•      a $16.4 million and $24.8 million charge, respectively, for inventory write-downs and accelerated tooling depreciation during the three and nine-month periods ended September 30, 2005 compared to $0.3 million and $4.7 million, respectively, in the comparable 2004 periods;

•      settlement of our 3M patent infringement case during the second quarter of 2005;

•      minimal product cost reductions as we reduced the volume of procurement from our contract manufacturers and, to a large extent, sold inventory that was purchased in prior quarters; and

•      fixed overhead costs for activities such as logistics centers, warranty, tooling amortization and inventory planning and procurement were a higher percentage than normal as a result of lower revenues.

As discussed above, the charges for inventory write-downs in the 2005 periods were primarily related to our transition away from Flextronics, our exit from the thin display market and for lower of cost or market write-downs on certain remanufactured projectors, service parts and slow moving finished goods inventory.

The inventory write-downs reduced our gross margin by 12.6 percentage points and 6.1 percentage points, respectively, in the three and nine-month periods ended September 30, 2005.

We anticipate gross margins to remain under pressure for the remainder of 2005. Where gross margins end up in any particular quarter depends primarily on revenue levels, product mix, the competitive pricing environment and the level of warranty costs and inventory write-downs during the particular quarter. Our gross margins also are impacted by the level of royalty revenues we record in any period as royalty revenues have little to no related costs.

We are taking significant actions in an effort to improve our gross margins in the fourth quarter of 2005 and beyond.  Over the next few quarters, we will be focusing on improving our supply chain efficiencies in order to reduce our product costs.  Specifically, we are taking the following actions:

•      transitioning away from Flextronics to other lower cost contract manufacturing sources;

•      ramping production at SMT and Foxconn;

•      managing inventory levels down to more appropriate levels in order to increase operating inventory turns; and

•      focusing on lower-cost, higher performance products scheduled to be introduced in the first half of 2006.

We believe that these actions will enable us to achieve our target gross margin range of 16% to 18% in the first half of 2006.

Marketing and Sales Expense

Marketing and sales expense decreased $2.7 million, or 15%, to $15.9 million in the three-month period ended September 30, 2005 compared to $18.7 million in the same period of 2004, and decreased $3.8 million, or 7%, to $49.8 million in the nine-month period ended September 30, 2005 compared to $53.5 million in the same period of 2004.

The decreases in marketing and sales expense were primarily due to decreased marketing program expenses related to lower revenues and changes to programs offered in 2005 as compared to 2004. Some marketing programs, such as cooperative advertising, directly correlate with trends in revenue.  When revenues are lower, the related marketing program expenses are also reduced. In addition, some marketing dollars spent on cooperative advertising programs relate to specific product promotions and are classified accordingly as a reduction of revenues.   As part of the overall initiative to reduce company wide operating expenses, salary related expenses were lower in the nine month period ended September 30, 2005 compared to the same periods of 2004.

One of the major components of our cost reduction initiatives is to reduce our cost to serve customers.  In relation to reducing our cost to serve customers, we are implementing the following actions:

•      focusing our sales and marketing activities on selected geographies in our international regions, enabling us to reduce our sales and marketing investment in these regions while improving focus in an attempt to grow our largest and most profitable revenue streams.  In Europe, our focus will be the European Union, with priority given to larger markets such as the United Kingdom, France, Germany and the Nordics.  In Asia, our focus will be larger markets such as Singapore, Australia and China;

•      In the Americas, we are concentrating our sales and marketing efforts on our most profitable channels and maximizing efficiencies in the highest growth channels. We anticipate continued strong results from the retail sector, PC distribution and our direct fulfilled business.

•      We have consolidated our worldwide marketing efforts under our Chief Marketing Officer.  This worldwide consolidation has resulted in synergies among previously dispersed marketing resources.  We plan to reinvest a portion of these savings to create highly targeted demand generation in our key channels.

Research and Development Expense

Research and development expense decreased $1.6 million, or 24%, to $5.3 million in the three-month period ended September 30, 2005 compared to $6.9 million in the same period of 2004 and decreased $5.2 million, or 24%, to $16.3 million in the nine-month period ended September 30, 2005 compared to $21.5 million in the same period of 2004.

The reductions in research and development expense were primarily due to expected reductions related to the formation of SMT and the closure of our remaining research and development facilities in Norway. These reductions include lower labor expense, travel, consulting and non-recurring engineering expenses related to product design.  Offsetting these decreases were slight increases in spending related to engineering prototype units for new products.

General and Administrative Expense

General and administrative expense decreased $0.2 million, or 3%, to $6.0 million in the three-month period ended September 30, 2005 compared to $6.2 million in the same period of 2004 and increased $0.7 million, or 4%, to $17.8 million in the nine-month period ended September 30, 2005 compared to $17.1 million in the same period of 2004.

The decrease in the three-month period ended September 30, 2005 compared to same period of 2004 was related to reduced bad debt expense of $0.7 million from an expense of $0.4 million in third quarter of 2004 to a credit of $0.3 million in the third quarter of 2005, which was related to settlement and recovery of a previous bad debt.  This decrease was offset by increased spending on outside legal fees in the third quarter of 2005.  The increase in general and administrative expense in the nine-month period ended September 30, 2005 compared to the same period of 2004 was primarily due to increased spending on new patents and trademarks, increased legal expenses related to the 3M infringement suit in the first half of 2005, other legal matters being addressed during 2005, and increased expense related to accelerated depreciation on assets that were located at our Norway facility that was shut down in the first quarter of 2005.   Offsetting these increases were decreases in labor costs and rent expense related to previous restructuring actions.

Restructuring

In the three and nine-month periods ended September 30, 2005, we incurred restructuring charges totaling $6.0 million and $12.0 million, respectively.  The $6.0 million charge in the third quarter of 2005 was primarily related to reductions in headcount that will take place as part of a comprehensive restructuring plan that was announced in mid-September of 2005.  The goal of the announced restructuring plan is to simplify the business and help return us to profitability by reducing our operating expenses by approximately 20% to 25% compared to second quarter of 2005 levels. The majority of these actions, including the elimination of several senior executive and management positions, as well as other headcount reductions, were completed in the third quarter or early fourth quarter of 2005, with the remainder to be completed in the first half of 2006.  A $1.4 million charge in the second quarter of 2005 was primarily associated with severance charges for changes in supply chain management and realignment of our European sales force.  The remainder of the 2005 charges primarily related to our December 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway, and consisted primarily of costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe and non-cash stock-based compensation expense related to former employees who transitioned to SMT.

Restructuring charges of $0.5 million in the nine-month period ended September 30, 2004 were primarily related to our facilities consolidation at our Wilsonville, Oregon headquarters.

At September 30, 2005, we had a remaining accrual for all of our restructuring activities of $9.2 million.  See further detail in Note 9 of Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets

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

Based on our recent operating losses, we performed a review and evaluation of the carrying value of our long-lived assets for impairment in connection with the preparation of our financial statements for the three-month period ended September 30, 2005. Pursuant to SFAS No. 144, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis indicated that the book value of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Based on our analyses, we determined that all of our long-lived assets, other than tooling equipment related to current products, were fully impaired. Accordingly, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005 in order to write-off the remaining book value of our long-lived assets other than tooling equipment used in the production of current products. Of the $9.8 million charge, $7.1 million was allocated to property and equipment and $2.7 million was allocated to other intangible assets, including the carrying value of patents and trademarks.  All of the long-lived assets are continuing to be used in operations.

These impairment charges will result in our recording less depreciation expense beginning in the fourth quarter of 2005 and continuing through 2008.  The reduction for the fourth quarter of 2005 will be approximately $0.7 million.  Approximately 25% of the reduction will improve gross margin and the remaining 75% will reduce operating expenses.

Regulatory Assessments

In July 2005, we announced that we self disclosed infractions of U.S. export law to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries over the last few years.  We recorded a charge of $1.6 million in the second quarter of 2005 as an estimate of the financial settlement related to this matter. During the third quarter, we continued our ongoing internal investigation and are preparing to provide full details of our findings to OFAC.  While we cannot predict the timing or final outcome of this situation, we continue to believe that the ultimate settlement of this matter will not have a material adverse impact on our financial statements.

Other Income (Expense)

Interest income in the three and nine-month periods ended September 30, 2005 increased to $0.7 million and $1.3 million, respectively, compared to $0.4 million and $1.2 million, respectively, in the same periods of 2004. These increases were due to higher interest rates in the 2005 periods compared to the 2004 periods and interest earned on various income tax refunds that were received during the third quarter of 2005.

Other income (expense) in the three and nine month periods ended September 30, 2005 was $4.9 million and $17.9 million, respectively, compared to $5.4 million and $6.7 million, respectively, for the comparable periods of 2004.  Other income for the three and nine months ended September 30, 2005 includes a $4.3 million and $17.7 million gain, respectively, on the sale of a portion of our equity investment in Phoenix Electric, and a $1.7 million and $2.9 million, respectively, of income related to the profitability of Motif, our 50/50 join venture with Motorola.  These gains were partially offset by a $1.6 million and $3.4 million loss, respectively, related to our share of SMT’s start-up losses.  In addition, included in other income in the three and nine-month periods ended September 30, 2005 was $0.7 million and $0.6 million, respectively, for gains related to foreign currency transactions.

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

Income Taxes

Income tax expense of $0.6 million in the nine-month period ended September 30, 2005 relates to $0.3 million of expected income tax expense in certain foreign and state tax jurisdictions for the year, $0.2 million of expense due to valuation allowance applied to certain foreign deferred tax assets in the third quarter, and $0.1 million year-to-date net true-up of our 2004 tax provision to our actual 2004 tax returns.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash, cash equivalents and marketable securities were $77.5 million at September 30, 2005.  At September 30, 2005, we had working capital of $151.4 million, which included $47.0 million of unrestricted cash and cash equivalents, $4.6 million of short-term marketable securities and $14.5 million of assets held as a deposit by Chinese officials pending resolution of the ongoing customs investigation in China. The current ratio at September 30, 2005 and December 31, 2004 was 2.3 to 1 and 3.1 to 1, respectively.

We sustained an operating loss of $90.0 million during the first nine months of 2005 contributing to a decrease in net working capital of $88.8 million during the same time period.  If we continue to experience significant operating losses and reductions in net working capital, we will need to obtain additional debt or equity financing to continue current business operations.  There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We have a $25 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements. The line of credit expires in October 2006. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable.

As of June 30, and September 30, 2005 we were out of compliance with the financial covenants contained in our line of credit with Wells Fargo.  We had no amounts outstanding under the line of credit at either date.  The line of credit requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement.  Our non-compliance was primarily a result of the operating losses we recognized in the second and third quarters of 2005.  In November 2005, we amended the line of credit and received a waiver of default from Wells Fargo for both the June 30 and September 30, 2005 non-compliance.  As part of the amendment, we modified the future financial covenants to levels we expect to achieve.  In addition, we agreed to certain other conditions including, among other things, allowing the bank to perfect a security interest in our land held for sale, allowing cash receipts from customers to flow directly to Wells Fargo to pay down any outstanding borrowings, and reducing the maximum amount that can be advanced under the line from $30 million to $25 million.  In addition, upon sale of the land, the maximum amount that can be advanced under the line will be further reduced by the greater of $5 million or the net proceeds received upon sale.

Our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, and various other marketable equity security investments are included as part of our short-term marketable securities balance.  During the first nine months of 2005, we recognized a gain of $17.7 million upon the sale of such securities and, as market conditions warrant, we could recognize additional gains related to sales in the remainder of 2005 and beyond. The total unrealized appreciation of these investments totaled $3.1 million as of September 30, 2005.

We anticipate that our current cash and marketable securities, along with cash we anticipate to generate from operations and our ability to borrow against our line of credit, will be sufficient to fund our known operating and capital requirements for at least the next 12 months.  However, to the extent our operating results continue to fall below our expectations, we may need to raise additional capital through debt or equity financings. We may also need additional capital if we pursue acquisitions or other strategic growth opportunities.  There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

As of September 30, 2005, we had funded our initial $10 million commitment to SMT and do not expect to contribute additional funds during the fourth quarter of 2005.  We are working with SMT and TCL to investigate alternatives to securing additional capital and potentially establishing a line of credit to provide working capital support as its business grows.  There is no guarantee that SMT will be successful in obtaining outside capital funding or a line of credit, or what terms and conditions may be required to obtain such capital funding or line of credit.

At September 30, 2005, we had one outstanding letter of credit totaling $20 million which expires February 2, 2006.  This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory.  The fair value of this letter of credit approximates its contract value.  The letter of credit is collateralized by $23.6 million of cash and marketable securities and is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.3 million, primarily relates to value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $34.7 million to $71.1 million at September 30, 2005 compared to $105.8 million at December 31, 2004.  The decrease in the accounts receivable balance was primarily due to lower sales in the third quarter of 2005 compared to the fourth quarter of 2004 and strong collection in all geographies.  As a result, days sales outstanding decreased to 49 days at September 30, 2005 compared to 53 days at December 31, 2004.

Inventories decreased $69.0 million to $86.1 million at September 30, 2005 compared to $155.1 million at December 31, 2004.  See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. During the first three quarters of 2005, we worked closely with our contract manufacturers to modify and reduce incoming product and better align incoming product levels with expected sales needs in order to allow us to reduce finished goods inventory.   In addition, in connection with our exit from the thin display product line, our transition away from Flextronics, as well as other factors, we wrote-down our inventory by $24.8 million in the first nine months of 2005.  During the third quarter of 2005 all the remaining inventory being held by Chinese customs authorities in connection with their investigation was released.  Inventory held by the Chinese customs authorities in connection with their investigation totaled $1.2 million as of December 31, 2004.

At September 30, 2005, we had approximately three weeks of inventory in the Americas channel compared to approximately four weeks at December 31, 2004. Annualized inventory turns were approximately 5 times for the quarter ended September 30, 2005 and 4 times for the quarter ended September 30, 2004.

Land held for sale of $4.5 million as of September 30, 2005 relates to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon.  During the second quarter of 2005, we evaluated our space needs and made a determination to put the land up for sale.  We have hired a broker and have begun actively marketing the land.  The land is recorded on our balance sheet at cost and we expect to be able to sell the land above cost within the next year.  Prior to being put on the market for sale, the land was included as a component of property, plant and equipment on our consolidated balance sheets.

Other current assets increased $2.5 million to $26.4 million at September 30, 2005 compared to $23.9 million at December 31, 2004.  Other current assets increased by $2.2 million in the first nine months of 2005 related to a deposit made to Chinese customs officials during the first quarter of 2005. Other current assets at September 30, 2005 and December 31, 2004 included a $14.5 million and $12.2 million deposit made to Chinese customs officials in connection with their investigation of our import duties.  In addition, our value added tax receivables from the Dutch government increased $3.5 million in the first nine months of 2005 related to the timing of value added tax filings.  Offsetting these increases was a decrease of $1.9 million in other receivables related to the timing of cash received for sales of shares of Phoenix stock in the fourth quarter of 2004 and reductions in prepaid expenses related to the timing of invoices.

Property and equipment, net and other assets, net decreased by $7.1 million and $2.7 million, respectively, due to long-lived asset impairment charges taken during the third quarter of 2005 as discussed more fully above.  The remaining property and equipment balance of $0.8 million at September 30, 2005 includes the remaining book value of tooling being used for current products.

Expenditures for property and equipment, totaling $4.3 million in the first three quarters of 2005, were primarily for product tooling, leasehold improvements and information technology upgrades. Total expenditures for property and equipment are expected to be between $5.5 million and $6.5 million in 2005.

Other assets increased $8.8 million to $17.0 million at September 30, 2005 compared to $8.2 million at December 31, 2004.  Included in other assets are building deposits, minority interest investments in technology start up companies as part of our advanced research and development efforts, and investments in our joint ventures, SMT and Motif.  The increase in other assets in the first three quarters of 2005 was primarily due to strategic minority interest investments in technology companies and investments in our joint venture SMT.  In the first nine months of 2005, we made a $10.0 million investment in SMT offset by a recognized loss for the period of $3.3 million for an ending investment balance of $6.7 million.  In the first three quarters of 2005, the value of our investment in Motif increased $2.9 million related to our share of its quarterly profits offset by dividend payments of $2.7 million received from Motif in the first nine months of 2005.  In addition, other assets increased by $1.5 million related to long term assets acquired as part of the acquisition of The University Network in the second quarter of 2005, offset by $0.1 million of amortization on the purchased assets in the third quarter of 2005.  These increases were partially offset by the $2.7 million impairment charge on intangible assets mentioned above.

Accounts payable increased $9.4 million to $74.3 million at September 30, 2005 compared to $64.9 million at December 31, 2004, primarily due to the timing of cash payments at quarter end and inventory being received late in the third quarter of 2005.

Payroll and related benefits payable decreased $2.4 million to $2.6 million at September 30, 2005 compared to $5.0 million at December 31, 2004. The decrease in payroll and payroll related benefits payable was primarily attributed to payouts in the first quarter of 2005 of profit sharing and incentive compensation that were accrued in 2004. In addition, accrued vacation and social security taxes payable in Europe decreased in the first nine months of 2005 due to the timing of payments.  Offsetting these decreases was a $0.6 million increase in accrued salaries and wages in the United States.  At December 31, 2004, we had 5 days of payroll accrued compared to 10 days as of September 30, 2005.

Other current liabilities increased $11.9 million to $20.2 million at September 30, 2005 compared to $8.2 million at December 31, 2004, primarily due to accruals related to our restructuring activities and a $1.6 million accrual for possible regulatory assessments as discussed above.  Included in other current liabilities at September 30, 2005 and December 31, 2004 was $9.2 million and $2.2 million, respectively, related to restructuring.

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year.   Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in our revenues from that region, and overall, to be down in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and retail holiday buying season in the fourth quarter by larger wholesale distribution partners and retailers, typically leads to our strongest revenues being in the fourth quarter of each year.  In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the third quarter of each year.  The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business.  When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. While the ultimate results of these matters cannot presently be determined, management does not expect that they will have a material adverse effect on our results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these routine matters.

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

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.   In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case.  As of September 30, 2005, all inventory previously impounded has been released by Shanghai Customs. We have made deposits with Shanghai Customs for the release of inventory totaling $14.5 million as of September 30, 2005. This deposit is recorded in other current assets on our consolidated balance sheets.

The release of the cash deposit is dependent on final case resolution.  At this time, we are not able to estimate when this case will ultimately be resolved or its financial impact on us and therefore have not recorded any expense in our statement of operations related to this matter.

U.S. Export Infractions Self-Disclosure

In July 2005, we announced that we self disclosed infractions of U.S. export law to the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries over the last few years.  We recorded a charge of $1.6 million in the second quarter of 2005 as a current estimate of the financial settlement related to this matter.  While we cannot predict the timing or final outcome of this situation, we continue to believe that the ultimate settlement of this matter will not have a material adverse impact on our financial statements.

Item 1A.  Risk Factors

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We will need to raise additional financing if our financial results do not improve

We sustained an operating loss of $90.0 million during the first nine months of 2005 contributing to a decrease in net working capital of $88.8 million during the same time period. If we continue to experience significant operating losses and reductions in net working capital, we will need to obtain additional debt or equity financing to continue current business operations.  There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our restructuring plan may not be successful

In September 2005, we announced a comprehensive restructuring plan with the goal of simplifying the business and returning the company to profitability by the first half of 2006.  As part of the restructuring, we intend to reduce our cost to serve customers, improve our supply chain efficiency to reduce our product costs, and reduce our operating expenses by 20% to 25% compared to second quarter of 2005 levels.  Our stated goal as a result of these actions is to improve margins to 16 to 18% and reduce our operating expenses to a level that will allow us to achieve breakeven or better results in our most seasonally challenged quarter.  We face a number of challenges as we implement our restructuring plan including uncertainties associated with the impact on revenues and gross margins of our plans to focus efforts on certain geographies and sales channels and our ability to execute the transitions planned in the desired time frames based on the scale of the actions planned.  As a result of these risks and others, there is no guarantee that our restructuring plan will achieve our stated goals.

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

The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments.  In addition, we do not have long-term contracts with any of our third-party contract manufacturers and these contracts are terminable by either party on relatively short notice.  Lastly, both SMT and Foxconn are new contract manufacturers for us, just beginning production during the third quarter of 2005, heightening the level of potential risk related to the items mentioned above.  We are working closely with these two new contract manufacturers during this transition to monitor and mitigate risks, but there is no guarantee that either or both of these new contract manufacturers may not experience difficulties as they ramp volume production of products for us.

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

Our operating expenses and portions of our costs of revenues are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls

Our operating expenses, warranty costs, freight and inventory handling costs are relatively fixed.  Because we typically recognize a substantial portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses or other costs sufficiently enough to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any revenue shortfall, it could negatively impact our financial results.

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

Due to industry growth that was lower than previously forecasted by industry analysts and resulting tempered demand for our products in the second half of 2004, we exited the year with higher levels of inventory than we had previously anticipated.  We believe this phenomenon extended to a number of our competitors in the industry.  As a result, the industry experienced an aggressive competitive pricing environment during the first nine months of 2005 putting pressure on average selling prices and gross margins. These factors along with our decision to exit the thin display business resulted in a write down of our inventory by $24.8 million during the first nine months of 2005.  While we believe a good portion of this excess inventory in the industry was sold through to customers during the first nine months of 2005, the ongoing aggressive competitive pricing environment may result in additional inventory write downs.

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

•      securing bank financing to fund business growth; and

•      securing OEM customers.

During the second quarter of 2005, we successfully completed the transfer of the manufacturing of rear projection engines to SMT, enabling SMT to begin limited production.  SMT is on track to provide manufacturing for three projector product platforms during the fourth quarter of 2005.  While initial production has begun, SMT still faces uncertainties in building its capabilities for mass production. If SMT experiences any unexpected delays or costs associated with the transition to mass production, this may result in greater than expected start-up operating losses for the joint venture.

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

In addition, some of our activities are, and will be, conducted through affiliated entities that we do not entirely control or in which we have a minority interest.  For example, in December 2004, we agreed to contribute to SMT, among other things, cash and a non-exclusive license to much of our proprietary technology in exchange for a 50% interest in the joint venture. The governing documents for partnerships and joint ventures, including SMT, generally require that certain key matters require the agreement of both partners and the approval of the Chinese government.  However, in some cases, decisions regarding these matters may be made without our approval. There is also a risk of disagreement or deadlock among the stakeholders of jointly controlled entities and that decisions contrary to our interests will be made. These factors could affect our ability to pursue our stated strategies with respect to those entities or have a material adverse effect on our results or financial condition.

We purchased the assets of The University Network (“TUN”) in June 2005.  This new business will require investments to take advantage of this growing market opportunity in the digital signage arena to create, deliver and manage digital content over a geographically dispersed network of displays.  Expanding the network and delivering value added content to the network creates an opportunity to sell displays, network services and advertising, generating a new recurring revenue stream and enhanced margins.  Over the next few quarters, we expect operating expenses associated with this activity will exceed any additional gross margins we may realize as we expand the installed base of networked displays.

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

During the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case.  As of September 30, 2005, approximately $14.5 million is being held in that account. The release of the cash deposit is dependent on final case resolution.  The amount of any potential duties or penalties imposed upon us at resolution of this case would result in a charge to our statement of operations and could have a significant financial impact on us.

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

A deterioration in general global economic condition could adversely affect demand for our products

Our business is subject to the overall health of the global economy. Purchase decisions for our products are made by corporations, governments, educational institutions, and consumers based on their overall available budget for information technology products.  Any number of factors impacting the global economy including geopolitical issues, balance of trade concerns, inflation, interest rates, currency fluctuations and consumer confidence can impact the overall spending climate, both positively and negatively, in one or multiple geographies for our products.  Deterioration in any one or combination of these factors could change overall industry dynamics and demand for discretionary products like ours and negatively impact our results of operations. During 2005, for example, we experienced a slowdown in the European economy that affected demand for our products resulting in a downturn of our financial results for that region.

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

We are exposed to risks associated with our international operations

Revenues outside the United States accounted for approximately 37% of our revenues in the first nine months of 2005 and 43% of our revenues in all of 2004. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

Our reliance on third party logistics providers may result in customer dissatisfaction or increased costs

During the first quarter of 2004, we outsourced our U.S. logistics and service repair functions to UPS Supply Chain Solutions in Louisville, Kentucky.  We are reliant on UPS to effectively and accurately manage our inventory, service repair and logistics functions. This reliance includes timely and accurate shipment of our product to our customers and quality service repair work.  Reliance on UPS requires training of UPS employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting.  Failure of UPS to deliver in any one of these areas could have an adverse effect on our results of operations. As an example, during 2004, we experienced a variety of process and control challenges with UPS resulting in various customer satisfaction issues and the need to record write-downs of inventory.

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

As an example, during the second quarter of 2005, we settled our lawsuit with 3M in which 3M claimed that configuration of our light engine technology violated one of their patents.  In connection with the settlement of this case, we agreed to make payments for past royalties and entered into a cross licensing agreement with 3M regarding this technology and certain of our technology.

We rely on large distributors, national retailers and other large customers for a significant portion of our revenues, and changes in price or purchasing patterns could lower our revenues or gross margins

We sell our products through large distributors such as Ingram Micro and CDW, national retailers such as Costco, Best Buy and Circuit City and through a number of other customers and channels.  We rely on our larger distributors, national retailers, and other large customers for a significant portion of our total revenues in any particular period. We have no minimum purchase commitments or long-term contracts with any of these customers. Our customers, including our largest customers, could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that our large distributors and retailers pay for our products are subject to competitive pressures and change frequently.

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

Item 5.  Other Events

On November 4, 2005, we entered into a Fourth Amendment to Credit Agreement, Second Amendment to Security Agreement and Waiver (the “Amendment”) to our Credit Agreement dated October 25, 2004 (the “Credit Agreement”) with Wells Fargo Foothill, Inc. (“Wells Fargo”).

The Amendment provided waivers of default for our non-compliance with certain earnings before interest, taxes, depreciation and amortization requirements as of June 30, 2005 and September 30, 2005, as defined in the Credit Agreement.  The Amendment also adjusted future financial covenants to levels we expect to be able to achieve.

The Amendment reduced the maximum amount that can be advanced under the line of credit to $25 million from $30 million.  In addition, the maximum amount that can be advanced under the line will be further reduced by the greater of $5 million or the net proceeds received upon sale of our land held for sale.

The Amendment also provides for Wells Fargo to perfect a security interest in our land held for sale and to establish a sweep account, which would allow cash receipts from our customers to flow directly to Wells Fargo to pay down any outstanding borrowings.

As of the date of the filing of this Form 10-Q, we did not have any amounts outstanding under this Credit Agreement.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1   2005 InFocus Corporation Executive Severance Plan.  Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on September 16, 2005.

10.2  Fourth Amendment to Credit Agreement, Second Amendment to Security Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated November 4, 2005.

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

Date: November 8, 2005	INFOCUS CORPORATION

	By:	/s/ C. Kyle Ranson
C. Kyle Ranson
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Roger Rowe
Roger Rowe
Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer)