Form 10-K
period 2005-12-31
INFOCUS CORP
filed 2006-06-26
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($4.14) as reported by the Nasdaq National Market System, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005), was $95,957,914.

The number of shares outstanding of the Registrant’s Common Stock as of June 9, 2006 was 39,799,378 shares.

Documents Incorporated by Reference
None

INFOCUS CORPORATION
2005 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

Item 1. Business

Forward Looking Statements and Factors Affecting Our Business and Prospects

Some of the statements in this annual report on Form 10-K are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements in this Form 10-K are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words like “intend,” “plan,” “believe,” “anticipate,” “project,” “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words or phrases of similar meaning. They may relate to, among other things:

•                  our ability to operate profitably;

•                  our ability to successfully introduce new products;

•                  expectations related to the operations and continued funding of South Mountain Technologies, our 50-50 joint venture with TCL Corporation;

•                  the supply of components, subassemblies, and projectors manufactured for us;

•                  our financial risks;

•                  fluctuations in our revenues and results of operations;

•                  estimated impact of regulatory actions by authorities in the markets we serve;

•                  anticipated outcome of legal disputes;

•                  uncertainties associated with the activities of our contract manufacturing partners;

•                  expectations regarding results and charges associated with restructuring our  business  and other changes to reduce or simplify the cost structure of the business;

•                  our ability to grow the business; and

•                  our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses, and expenditures for property and equipment.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, which may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing. See Item 1A. Risk Factors below for further discussion of factors that could cause actual results to differ from these forward-looking statements.

Where You Can Find More Information

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.infocus.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our investor relations department at (503) 685-8609.

Company Profile

InFocus Corporation is a worldwide leader in digital projection technology and services. Our products include projectors and related accessories and solutions for business, education, government and home users.

Current Products

Projectors:

We are a pioneer in the digital projection industry with the #1 most recognized brand in the U.S. projector industry, according to TFCinfo.

Our Work Big projector series delivers big picture experiences for business, education, and government users in a variety of settings including training sessions, meetings, sales presentations, technical seminars, group collaboration, and other applications involving the sharing of computer-generated information or other video sources with an audience. The Work Big series of projectors contains multiple individual products, intended to meet the diverse projection requirements of our customers, including:

•                  mobile projectors, intended for mobile professionals who place a premium on reduced size and weight;

•                  meeting room projectors, intended for conference,  training or classroom environments; and

•                  installation and integration projectors, intended for large venues and auditorium environments.

Our Play Big projector series offers products that deliver a variety of big picture entertainment experiences in the home. Our range of product offerings in the Play Big projector series offers users their choice of home cinema, home theater, gaming or other home entertainment experiences.

We leverage our technological expertise and experience to deliver products that include true multimedia capabilities, can be integrated with other technologies and have a number of user friendly features to improve ease of use for our end customers. Users can connect to a variety of sources including, but not limited to, digital and analog PCs, DVD players, HDTVs, S-video, VCRs, workstations, laser disc players and gaming devices.

Our products are compatible with all major personal computers and video sources used in business, education and home entertainment. Two key characteristics of our products are resolution and video performance. Resolution is defined by using standard industry terms SVGA, XGA, SXGA, SXGA+ and UXGA, which are terms that define the number of pixels in a display. An SVGA display has 480,000 pixels (800X600), an XGA has 786,432 pixels (1,024X768), an SXGA has 1,310,720 pixels (1,280X1,024), an SXGA+ has 1,470,000 pixels (1,400X1,050) and a UXGA has 1,920,000 pixels (1,600X1,200). Video resolution in home entertainment projectors is defined as either 480p (854X480), 576p (1,024X576), 720p (1,280X720) or 1080p (1,920X1,080). We utilize the latest in video electronics to improve the video performance over normal projection devices.

Our current projector product offering is as follows:

Work Big Projector Series

Work Big Mobile Projectors

InFocus LP®120 and ASK Proxima M1 are digital mobile projectors weighing 1.98 lbs (.9kg) with 1,000 lumens, 2000:1 contrast ratio, XGA resolution, a zoom lens, a user defined keypad, an interactive LCD display, data/video connectivity standard and DLP® technology.

InFocus LP®70+ and ASK Proxima M2+ are digital mobile projectors weighing 2.4lbs (1.1kg) with 1,500 lumens, 1100:1 contrast ratio, XGA resolution, a zoom lens, data/video connectivity standard and DLP® technology.

Work Big Meeting Room Projectors

InFocus IN26 has 1700 lumens, XGA resolution, weights 5.95lbs (2.9kg), and has analog connectivity and DLP® technology.

InFocus IN24 has 1700 lumens, SVGA resolution, weights 5.95lbs (2.9kg), and has analog connectivity and DLP® technology.

InFocus LP®600 and ASK Proxima C170 have 2,000 lumens, XGA resolution, weigh 5.2lbs (2.4kg), have analog and digital connectivity, PC free playback through a standard USB flash drive using our exclusive LitePort functionality, a user-defined keypad, an interactive LCD display, and DLP® technology.

InFocus LP®640 and ASK Proxima C180 have 2,200 lumens, XGA resolution, weigh 7.5lbs (3.4kg), have analog and digital connectivity, a user-defined keypad, an interactive LCD display, automatic vertical keystone correction, with .79” MLA polysilicon LCDs.

Work Big Installation and Integration Projectors

InFocus LP®820 and ASK Proxima C420 are XGA resolution, ..99” LCD-based projectors offering installation quality and meeting room flexibility. These products have 3,200 lumens and significant flexibility for a sub-15 pound projector.

InFocus LP®840 and ASK Proxima C440 are XGA resolution, ..99” LCD-based projectors designed for larger venues. These products have 3,500 lumens and significant flexibility for a sub-20 pound projector. With interchangeable, user-replaceable lenses, motorized lens shift and full connectivity, they can be adapted to almost any application.

InFocus LP®850 and ASK Proxima C450 are XGA resolution, ..99” LCD-based projectors designed for larger venues. These products have 4,500 lumens and significant flexibility for a sub-20 pound projector. With interchangeable, user-replaceable lenses, motorized lens shift and full connectivity, they can be adapted to almost any application.

InFocus LP®860 and ASK Proxima C460 are SXGA resolution, .99” LCD-based projectors designed for larger venues. These products have 3,500 lumens and significant flexibility for a sub-20 pound projector. With interchangeable, user-replaceable lenses, motorized lens shift and full connectivity, they can be adapted to almost any application.

Play Big Projector Series

InFocus IN72 has 900 video optimized lumens, 480p 16:9 video resolution using DarkChip2 DLP® technology, a 2000:1 contrast ratio, weighs 9.3lbs (4.2 kg) and has analog and digital (DVI) connectivity with High Bandwidth Digital Content Protection (HDCP), and Pixelworks DNX video processing.

InFocus IN74 has 1,000 video optimized lumens, 576p 16:9 video resolution using DarkChip2 DLP® technology, a 3000:1 contrast ratio, weighs 9.3lbs (4.2 kg) and has analog and digital (DVI) connectivity with  HDCP, and Pixelworks DNX video processing.

InFocus IN76 has 1,000 video optimized lumens, High Definition 720p 16:9 video resolution using DarkChip2 DLP® technology, a 3000:1 contrast ratio, weighs 9.3lbs (4.2 kg) and has analog and digital (DVI) connectivity with  HDCP, and Pixelworks DNX video processing.

InFocus SP777 has a 3-chip DLP® system delivering High Definition 720p 16:9 video resolution, comes calibrated to D65 color mastering standards, weighs 44.4 lbs (20.2 kg), has analog and digital (DVI) connectivity including HDCP, and Faroudja video processing.

South Mountain Technologies-A 50/50 Joint Venture with TCL

On December 14, 2004, we and TCL Corporation (“TCL”), through wholly-owned subsidiaries, created a 50-50 owned joint venture named South Mountain Technologies (“SMT”). SMT was formed with the goal of integrating the low cost, high quality manufacturing capabilities of TCL with the innovative digital projection design leadership of InFocus.

We entered into the joint venture with the goal of realizing a number of benefits, including:

•                  Leveraging a low cost structure and supply base in China that lowers our product costs;

•                  Opening up the Chinese market for InFocus products;

•                  Creating a royalty revenue stream to InFocus on the sale of product to third parties by SMT, including to TCL, as a result of licensing SMT our intellectual property;

•                  Expanding the range and reach of our research and development capabilities by adding a research facility in China to go along with our research and development facilities in the U.S.; and

•                  Royalty free access to future technology developments from SMT.

Each joint venture partner contributed management personnel and an equal number of board members to manage and govern SMT. Each partner also invested $10 million in cash in the joint venture during 2005. We record 50% of SMT’s operating results as a component of other income or other expense in our statement of operations on a quarterly basis. Our 50% share of SMT losses for 2005 was $5.2 million.

SMT revenues have been below expectations and revenues have primarily been the result of performing contract manufacturing services for the parent companies. The viability and profitability of SMT has always been predicated on its ability to secure significant third party OEM customers. To date, SMT has not been able to secure such relationships.

We are currently working with SMT management and TCL to identify alternatives for funding the expected continued start-up losses and future working capital requirements for SMT. Some of these funding solutions may require a dilution of our ownership interest in SMT, including reductions in our presence on the SMT Board of Directors, reductions in recognition of our share of future operating income and losses of SMT and potential impairment of the remaining balance of our investment in SMT. There is no guarantee that we will be successful in securing additional funding for SMT from these efforts, which may require us to make additional cash contributions and continue to incur losses associated with our investment in SMT. In the interim, SMT has reduced headcount in order to lower its expense run rates until a longer term financing source is secured. To the extent SMT headcount reductions involve former InFocus employees, we are contractually responsible for severance costs for their past service with InFocus. As a result, we will record a restructuring charge during the second quarter of 2006 related to this activity and could incur restructuring charges in future periods if further headcount reductions are required by SMT.

Digital Media-The University Network

During the second quarter of 2005, we acquired the assets of The University Network (“TUN”), a leader in digital signage for colleges and universities in the United States. TUN has established a network and footprint of displays in major universities across the United States, delivering content to college age students, a demographic very attractive to advertisers. Over the last few quarters, operating expenses associated with this activity exceeded the realized gross margins. As a result, we are currently looking at various alternatives to divest this business.

Licensing our Intellectual Property

We currently have royalty arrangements with Texas Instruments, which uses a portion of our technology in their DDP2000 DMD, with BenQ for various projection related technologies, and with SMT.

In addition to our projection intellectual property, we also generate licensing profits from Motif, our 50/50 joint venture with Motorola. Motif has executed numerous licenses for its active addressing technology, with additional licenses under negotiation. Motif results are not consolidated with InFocus, but we report our share of the net income of Motif as a component of other income. Our 50% share of Motif income for 2005 was $3.7 million.

Sales and Customer Service

We have devoted significant resources to developing and supporting a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. We sell our InFocus and ASK Proxima brand products through wholesale distributors, which in turn sell to PC resellers, audiovisual resellers, online providers, catalogs, education resellers and government resellers. In addition, we have developed an extensive network of retailers including office products retailers, consumer electronics retailers, club stores, specialty retailers and home shopping networks. During 2005, we achieved over 30% market share in the U.S. for the emerging retail channel for our product category and we expect this channel of distribution to grow in importance in the future. In addition, we also offer our products for sale through our InFocus web store in the U.S., United Kingdom and Australia. Finally, we also have very limited and a decreasing number of private label OEM arrangements with companies that resell our projectors under their own brands.

Our customer service organization supports customers through a call center and an Internet based support program. We also provide outsourced factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, and technical publications for our customers and end-users.

Product and Technology Development

We continue to invest in research and development primarily for development of new projection products and complementary products and solutions. We plan to continue to invest in research and development to enable continued innovation in our product and solution offerings.

We expended $20.8 million, $28.9 million and $33.2 million on research and development activities for the years ended December 31, 2005, 2004 and 2003, respectively.

Marketing, Distribution and Geographic Sales

As our industry has grown and matured, our marketing and distribution strategy has evolved so that we can reach end-user customers with our products when and where they want to buy them. This strategy has resulted in offering products under two different brands.

Under the InFocus brand, we offer the Work Big projector series and Play Big projector series. In addition, we have a global reseller brand, ASK Proxima, to allow qualified value added dealers to create a unique value proposition, bundling our products with their other product and service offerings. We also have a very limited and decreasing number of private label OEM arrangements with companies that resell our projectors under their own brand.

We sell our products through multiple distribution channels, including direct resellers, and indirect resellers that procure product from our distributor customers. Over the years, we have devoted significant resources to develop and support a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. In the U.S., we offer our products through authorized professional audiovisual dealers and direct resellers. We also sell our products through wholesale distributors, which in turn sell to PC resellers, online providers, catalogs and government resellers. We also sell our products directly to office products retailers, consumer electronics retailers, club stores, specialty retailers and home shopping networks.

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

We see a growing opportunity in offering end-users the option of purchasing products directly from us over the Internet. Customers now have the option to purchase most of our products and accessories directly from our online store in the U.S., United Kingdom, and Australia.

Outside the U.S., we sell our products to distributors and dealers worldwide. These distributors sell our products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. Sales subsidiaries, located in Singapore, China, Norway, Germany, Sweden, France and The Netherlands, work with international distributors and local direct dealers to sell and support our products.

Geographic revenues as a percentage of total revenues were as follows:

	2005	2004	2003
United States	62.4%	56.8%	53.1%
Europe	23.5	29.4	29.4
Asia	8.1	8.8	13.1
Other	6.0	5.0	4.4
	100.0%	100.0%	100.0%

Long-lived assets by geographic region are as follows (in thousands):

December 31,	2005	2004
United States	$12,484	$22,137
Europe	179	2,692
Asia	5,015	100
	$17,678	$24,929

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and retail holiday buying season in the fourth quarter by larger wholesale distribution partners and retailers, typically leads to our strongest revenues being in the fourth quarter of each year, although we did not experience this pattern in 2005 as we restructured our business. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

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

Our service organization has facilities in Wilsonville, Oregon; Amsterdam and Singapore. Factory repair is performed in partnership with UPS Supply Chain Solutions (United States and Netherlands), DEX (Ireland) and PCS (Asia Pacific and China).

In addition, personnel in approximately 45 Authorized Service Centers worldwide are trained by us to provide warranty, product repair, technical support and training to their resellers and end-user customers.

Customers have access via telephone and email in the United States, Europe and Asia or the worldwide web to technical specialists who answer application and hardware questions. All products are covered by a warranty for parts and labor with varying terms depending on the product and geography. Extended service agreements are available for purchase. Examples of enhanced service programs offered for purchase include product loaner programs to support end users while products are being repaired.

Manufacturing and Supply

The principal components of our projectors are display devices, including various types of LCDs and DMDs, integrated circuits, light sources, optics, lenses, plastic housing parts and electronic sub-assemblies. We qualify certain parts manufactured to our specifications and also design and deliver certain electronic components for sub-assembly. The DMD imaging engines are produced in class 10,000 clean room environments, requiring the design, specification and handling of precision optics. The manufacture of finished projectors includes precise alignment of optical elements and 100% image quality testing. We recently announced an initiative to focus all future development solely on DMD devices based on Digital Light Processing (DLP®) technology from Texas Instruments.

We have outsourced the manufacturing of our projectors primarily to Funai Electric Company, SMT, and Hon Hai Precision Industry Company Limited, commonly known as “Foxconn”, all of which are manufacturing our products in Asia. Each of the contract manufacturers are sourcing components directly with suppliers. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts and the possibility of increases in component costs. Manufacturing efficiencies and our profitability can be adversely affected by each of these risks. See Item 1a Risk Factors below for a further discussion of these risks.

Customers

We sell our products to a large number of customers worldwide. Ingram Micro accounted for 15.1%, 13.3% and 12.4% of our total revenues in the years ended December 31, 2005, 2004 and 2003, respectively. Ingram Micro also accounted for 16.5% and 12.1% of our accounts receivable balance at December 31, 2005 and 2004, respectively. No other customer accounted for 10% or more of our total revenues in 2005, 2004, or 2003 or 10% or more of our accounts receivable balance at December 31, 2005 or 2004.

Backlog

We had backlog of approximately $17.6 million at December 31, 2005, compared to approximately $25.4 million at December 31, 2004. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Competition

Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution and customer support. We believe that our leadership in developing technologies and our focused effort on development activities give us a competitive advantage.

We face competition for our projectors from 30 to 40 branded competitors, twelve of which, including us, make up approximately 80% of the products sold in the industry. We expect continued competition as new technologies, applications and products are introduced. Our principal current competitors include Epson, NEC, Hitachi, Sanyo, BenQ, Dell, Coretronic, Optima, Panasonic, Sony, Hewlett Packard, and Toshiba.

Patents, Trademarks and Licenses

We have been issued more than 160 United States patents and numerous corresponding foreign patents covering various aspects of our products. In addition, numerous applications for United States patents are pending on inventions that enable our products to be lighter, easier to use, and produce brighter optimized images. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

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

We claim rights in the following trademarks including registrations for “InFocus,” “Proxima,” “LP,” “LitePro,” “LiteShow,” “ASK,” “ScreenPlay,” “SP,” “LitePort,” “The Big Picture,” “Work Big,” “Play Big,” “Learn Big,” “ProjectorNet” and “Epresenter.” In addition, we have additional trademark registrations registered or pending in the United States and either hold or have registrations pending for our most important trademarks in over 40 foreign countries.

Employees

As of December 31, 2005, we had 554 employees, including 74 temporary personnel primarily engaged through the services of an employment agency. We believe relations with our employees are good.

Item 1A. Risk Factors

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We will need to raise additional financing if our financial results do not improve.

We sustained an operating loss of $98.2 million during 2005, contributing to a decrease in net working capital of $99.8 million during the same time period. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our restructuring plan may not be successful.

In September 2005, we announced a comprehensive restructuring plan with the goal of simplifying the business and returning the company to profitability. As part of the restructuring, we implemented actions to reduce our cost to serve customers, improve our supply chain efficiency to reduce our product costs, and reduce our operating expenses. Our goal as a result of these actions is to improve gross margins to 16% to 18% and reduce our operating expenses to a level that will allow us to achieve breakeven or better results in our most seasonally challenged quarters. We face a number of challenges related to our restructuring plan including uncertainties associated with the impact on revenues and gross margins of our plans to focus efforts on certain geographies and sales channels and our ability to execute the transitions planned in the desired time frames based on the scale of the actions planned. As a result of these risks and others, there is no guarantee that our restructuring plan will achieve our stated goals.

Through the date of this report, our restructuring plan has not been as successful as expected, primarily a result of lower than anticipated revenues. We must continue to focus on increasing revenues, increasing gross margins and further reducing operating expenses to return the company to profitability.

If our contract manufacturers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

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

Our contract manufacturers are primarily located in Asia and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. In addition, we do not have long-term contracts with any of our third-party contract manufacturers and these contracts are terminable by either party on relatively short notice. Lastly, both South Mountain Technologies (SMT) and Foxconn are new contract manufacturers for us, beginning production during the second half of 2005, heightening the level of potential risk related to the items mentioned above. We are working closely with these two new contract manufacturers to monitor and mitigate risks, but we cannot guarantee that either or both of these new contract manufacturers will not experience difficulties as they increase volume production.

Our competitors may have greater resources and technology, and we may be unable to compete with them effectively.

The markets for our products are highly competitive and we expect aggressive price competition in our industry, especially from Asian manufacturers, to continue into the foreseeable future. Some of our current and prospective competitors have, or may have, significantly greater financial, technical, manufacturing and marketing resources than we have. Our consumer products also face competition from alternate technologies such as plasma and LCD televisions. Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution and customer support.

In order to compete effectively, we must continue to reduce the cost of our products, our manufacturing and other overhead costs, our channel sales models and our operating expenses in order to offset declining selling prices for our products, while at the same time drive our products into new markets. There is no assurance we will be able to compete successfully with respect to these factors.

If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our revenues may decrease or our gross margins may decline.

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

Our revenues and profitability can fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control.

Our results of operations for any quarter or year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•                  The introduction and market acceptance of new technologies, products and services;

•                  Variations in selling prices and product costs and the mix of products sold;

•                  The size and timing of customer orders, which, in turn, often depend upon the success of our customers’ business or specific products or services;

•                  Changes in the conditions in the markets for projectors and alternative technologies;

•                  The size and timing of capital expenditures by our customers;

•                  Conditions in the broader markets for information technology and communications equipment;

•                  The timing and availability of product coming from our offshore contract manufacturing partners;

•                  Changes in the supply of components;

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

Our operating expenses and portions of our costs of revenues are relatively fixed and we may have limited ability to reduce expenses quickly in response to any revenue shortfalls.

Our operating expenses, warranty costs, inbound freight and inventory handling costs are relatively fixed. Because we typically recognize a significant portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses or other costs sufficiently enough to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any revenue shortfall, it could negatively impact our financial results.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or experience declining gross margins.

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow distributors, dealers and retailers to return a limited amount of our products in exchange for other new products. In addition, under our price protection policy, subject to certain conditions which vary around the globe, if we reduce the list price of a product, we may issue a credit in an amount equal to the price reduction for each of the products held in inventory by our distributors, dealers and retailers. If these customers are unable to sell their inventory in a timely manner, under our policy, we may lower the price of the products or these products may be exchanged for newer products. If these events occur, we could incur increased expenses associated with rotating and reselling product, or inventory reserves associated with writing down returned inventory, or suffer declining gross margins.

If we cannot continually develop new and innovative products and integrate them into our business, we may be unable to compete effectively in the marketplace.

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

If we are unable to provide our third-party contract manufacturers with an accurate forecast of our product requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

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

Our failure to anticipate changes in the supply of product components or customer demand may result in excess or obsolete inventory that could adversely affect our gross margins.

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

Our contract manufacturers may be unable to obtain critical components from suppliers, which could disrupt or delay our ability to procure our products.

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

Certain components used in our products are now available only from single sources. Most importantly, the Digital Light Processing® (DLP®) devices only available from Texas Instruments. We have recently announced that we will focus all future development on DLP® technology, which will make the continued availability of DLP® devices increasingly important.

Our contract manufacturers also purchase other single or limited-source components for which we have no guaranteed alternative source of supply, and an extended interruption in the supply of any of these components could adversely affect our results of operations. We have worked to improve the availability of lamps and other key components to meet our future needs, but there is no guarantee that we will secure all the supply we need to meet demand for our products.

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

Product defects resulting in a large-scale product recall or successful product liability claims against us could result in significant costs or negatively impact our reputation and could adversely affect our business results and financial condition.

As with any high tech manufacturing company, we are sometimes exposed to warranty and potential product liability claims in the normal course of business. There can be no assurance that we will not experience material product liability losses arising from such potential claims in the future and that these will not have a negative impact on our reputation and, consequently, our revenues. We generally maintain insurance against most product liability risks and record warranty provisions based on historical defect rates, but there can be no assurance that this coverage and these warranty provisions will be adequate for any potential liability ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us. A successful claim that exceeds our available insurance coverage or a significant product recall could have a material adverse impact on our financial condition and results of operations.

During the first quarter of 2006, we announced a voluntary product recall in conjunction with the U.S. Consumer Product Safety Commission related to a limited number of our LP120 projector and related lamp modules. In this specific instance, the number of products impacted was minimal and to date there have been no injuries reported as a result of the product defect. We did, however, incur costs associated with the product recall and offered free repair of products for impacted customers.

SMT, our joint venture with TCL Corporation, faces a number of uncertainties and may ultimately be unsuccessful in implementing its business plan.

SMT faces a number of hurdles in executing its business plan, including:

•                  developing an effective research and development capability;

•                  maintaining a low cost supply chain;

•                  implementing a low cost, high quality manufacturing capability;

•                  developing new products;

•                  securing bank or other sources of financing to fund business growth; and

•                  securing OEM customers.

We are currently working with SMT management and TCL to identify alternatives for funding the expected continued start-up losses and future working capital requirements for SMT. Some of these funding solutions may involve a dilution of our ownership interest in SMT including reductions in our presence on the SMT Board of Directors, reductions in recognition of our share of future operating income and losses of SMT and potential impairment of the remaining balance of our investment in SMT. There is no guarantee that we will be successful in securing additional funding for SMT from these efforts which may require us to make additional cash contributions and continue to incur losses associated with our investment in SMT. In the interim, SMT has reduced headcount in order to lower its expense run rates until a longer term financing source is secured. To the extent SMT headcount reductions involve former InFocus employees, we are contractually responsible for severance costs for their past service with InFocus. As a result, we will record a restructuring charge during the second quarter of 2006 related to this activity and could incur restructuring charges in future periods if further headcount reductions are expected.

If SMT is unable to fully execute its business plan as a result of delays in introducing new products, securing OEM customers, or for other reasons, we may not experience the expected benefits of the joint venture. Furthermore, SMT’s shortfalls may result in greater than expected operating losses, resulting in larger than expected charges to other expense for our portion of the joint venture’s start up losses. If this were to occur, we may need to make additional debt or equity investments in SMT, which in turn would reduce our available cash for other strategic opportunities or require us to borrow additional funds or raise additional capital. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our strategic investment and partnership strategy poses risks and uncertainties typical of such arrangements.

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

There is also a risk of disagreement or deadlock among the stakeholders of jointly controlled entities and decisions contrary to our interests may be made. These factors could affect our ability to pursue our stated strategies with respect to those entities or have a material adverse effect on our results or financial condition.

The importation investigation of our Chinese subsidiary may not be resolved favorably and may result in a charge to our statement of operations.

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities. The Chinese authorities are questioning the classification of our products upon importation into China. When we established operations in China in late 2000, our Chinese subsidiary imported data projectors. The distinction between a data projector and a video projector is important because the duty rates on a video projector have been much higher than on a data projector. If the video projector duty rate were to be retroactively applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.

During the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of December 31, 2005, approximately $14.4 million is being held in that account. The release of any or all of the cash deposit is dependent on final case resolution. The amount of any potential duties or penalties imposed upon us at resolution of this case would result in a charge to our statement of operations and could have a significant impact on our financial results.

Customs or other issues involving product delivery from our contract manufacturers could prevent us from timely delivering our products to our customers.

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

A deterioration in general global economic condition could adversely affect demand for our products.

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

We are subject to risks associated with exporting products outside the United States.

To the extent we export products outside the United States, we are subject to United States laws and regulations governing international trade and exports, including but not limited to the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A determination that we have failed to comply with one or more of these export controls could result in civil and/or criminal sanctions, including the imposition of fines upon us, the denial of export privileges, and debarment from participation in United States government contracts. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks associated with our international operations.

Revenues outside the United States accounted for approximately 37% of our revenues in 2005 and 43% of our revenues in 2004. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

•                  local economic and labor conditions;

•                  political instability;

•                  terrorist acts;

•                  unexpected changes in the regulatory environment;

•                  trade protection measures;

•                  tax laws; and

•                  foreign currency exchange rates.

Currency exchange rate fluctuations may lead to decreases in our financial results.

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

In addition, we have moved much of our manufacturing and supply chain activities to emerging markets, particularly China, to take advantage of their lower cost structures. In July 2005, China announced a change to their monetary policy allowing the Yuan to begin to appreciate vis a vis the U.S. dollar. We view change in monetary policy in China as a net positive for our business as a controlled appreciation in the Yuan will allow for continued strong economic growth in China while alleviating foreign political pressures and reducing the risk of trade restrictions against Chinese exporters. In addition, since a number of the major components used in our products are imported by our Chinese manufacturers, a stronger Yuan will reduce the cost of our products manufactured there. We also expect other Asian currencies to strengthen relative to the dollar, making their exports into the U.S., our largest market, more expensive, primarily for our polysilicon based competitors. While we view the changes positively at the moment, any number of factors may emerge which may reduce or reverse these benefits and adversely affect our operating results.

Our reliance on third party logistics providers may result in customer dissatisfaction or increased costs.

We have outsourced all of our logistics and service repair functions worldwide. We are reliant on our third party providers to effectively and accurately manage our inventory, service repair, and logistics functions. This reliance includes timely and accurate shipment of our product to our customers and quality service repair work. Reliance on third parties requires proper training of employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting. Failure of our third parties to deliver in any one of these areas could have an adverse effect on our results of operations.

We may be unsuccessful in protecting our intellectual property rights.

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and other intellectual property laws. We utilize contract manufacturers in China and Taiwan, and anticipate doing increased business in these markets and elsewhere around the world including other emerging markets. These emerging markets may not have the same protections for intellectual property that are available in the U.S. We cannot guarantee that our means of protecting our intellectual property rights in the U.S. or abroad will be adequate, or that others will not develop technologies similar or superior to our trade secrets or design around our patents. In addition, management may be distracted by, and we may incur substantial costs in, attempting to protect our intellectual property.

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

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We are periodically subject to claims that we infringe the intellectual property rights of others. We cannot provide assurance that, if and when made, these claims will not be successful. Intellectual property litigation is, by its nature, expensive and unpredictable. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any potential judgment against us could require substantial payment in damages and could include an injunction or other court order that could prevent us from offering certain products.

As an example, during the second quarter of 2005, we settled our lawsuit with 3M in which 3M claimed that configuration of our light engine technology violated one of their patents. In connection with the settlement of this case, we agreed to make payments for past royalties and entered into a cross licensing agreement with 3M regarding this technology and certain of our technology.

We rely on large distributors, national retailers and other large customers for a significant portion of our revenues, and changes in price or purchasing patterns could lower our revenues or gross margins.

We sell our products through large distributors such as Ingram Micro, Tech Data, and CDW, national retailers such as Best Buy and Circuit City, and through a number of other customers and channels. We rely on our larger distributors, national retailers, and other large customers for a significant portion of our total revenues in any particular period. We have no minimum purchase commitments or long-term contracts with any of these customers. Our customers, including our largest customers, could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that our distributors and retailers pay for our products are subject to competitive pressures and change frequently.

If any of our major customers change their purchasing patterns or refuse to pay the prices that we set for our products, our net revenues and operating results could be negatively impacted. If our large distributors and retailers increase the size of their product orders without sufficient lead-time for us to process the order, our ability to fulfill product demand could be compromised. In addition, because our accounts receivable are concentrated within our largest customers, the failure of any of them to pay on a timely basis, or at all, could reduce our cash flow or result in a significant bad debt expense.

In order to compete, we must attract, retain and motivate key employees, and our failure to do so could have an adverse effect on our results of operations.

In order to compete, we must attract, retain and motivate key employees, including those in managerial, operations, engineering, service, sales, marketing, and support positions. Hiring and retaining qualified employees in all areas of the company is critical to our business. Each of our employees is an “at will employee” and may terminate their employment without notice and without cause or good reason.

We depend on our officers, and, if we are not able to retain them, our business may suffer.

Due to the specialized knowledge each of our officers possess with respect to our business and our operations, the loss of service of any of our officers could adversely affect our business. We do not carry key man life insurance on our officers. Each of our officers is an “at will employee” and may terminate their employment without notice and without cause or good reason.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Estimates” in Part II, Item 5 of this annual report on Form 10-K). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of 2006, the calculation of stock-based compensation expense under SFAS No. 123R requires us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; sales and marketing expenses, and general and administrative expenses.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease a 140,000 square foot facility in Wilsonville, Oregon, which is our corporate headquarters. This lease is non-cancelable and expires in October 2011. We also lease space in Fredrikstad, Norway; Amsterdam, The Netherlands and Hilversum, The Netherlands, under leases expiring on February 1, 2011, September 30, 2007 and September 30, 2008, respectively.

We closed our Hilversum, The Netherlands facility in October 2002. We have sublet this entire facility to two separate tenants for a portion of the total lease obligation value. We have estimated and provided for the anticipated loss for the Hilversum property lease as part of our restructuring accrual.

In the first quarter of 2005, we also closed our Fredrikstad, Norway office. We have subdivided the facility into 9 separate spaces and three common areas. We have successfully sublet 3 sections of the facility and are in the process of trying to sublet the additional 6 spaces. We have estimated and provided for the anticipated loss for the Fredrikstad property lease as part of our restructuring accrual.

In addition, we have several operating leases for smaller sites in the United States and internationally to support our local sales and support activities. Land held for sale as of December 31, 2005 related to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon. On June 5, 2006, we sold the land, receiving net proceeds of $5.1 million, and recorded a gain on the sale of approximately $0.6 million in the second quarter of 2006.

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

China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities. In mid-May 2003, Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations. The Chinese authorities are questioning the classification of our products upon importation into China. When we established operations in China in late 2000, our Chinese subsidiary imported data projectors. The distinction between a data projector and a video projector is important because the duty rates on a video projector are much higher than on a data projector. If the video projector duty rate were to be applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.

We continue to work closely with the Chinese customs officials to resolve this matter. During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of December 31, 2005, all inventory previously impounded has been released by Shanghai Customs. We have made deposits with Shanghai Customs for the release of inventory totaling

$14.4 million as of December 31, 2005. This deposit is recorded in other current assets on our consolidated balance sheets.

The release of any or all of the cash deposit is dependent on final case resolution. At this time, we are not able to estimate when this case will ultimately be resolved or its financial impact on us and, therefore, have not recorded any expense in our statement of operations related to this matter.

U.S. Export Infractions Self-Disclosure

In July 2005, we self-disclosed possible infractions of U.S. export law to the Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries. Our Audit Committee commenced an investigation and engaged independent counsel to assist with this process. The results of the independent investigation were submitted to OFAC and the Bureau of Industry and Security (“BIS”) in March 2006 for their review. Upon completion of the investigation, it was apparent that the severity of the situation was significantly less that initially thought. In June 2006, OFAC notified us that it was closing the matter by issuing a cautionary letter in lieu of any further enforcement action. BIS is currently in the process of conducting their review of our findings. We originally accrued an estimated charge of $1.6 million for potential regulatory assessments during the second quarter of 2005 and will make adjustments as needed upon completion of the BIS review and final resolution of this matter.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The Nasdaq National Market System under the symbol INFS. The high and low sales prices on the Nasdaq National Market System for the two years in the period ended December 31, 2005 were as follows:

2004	High	Low
Quarter 1	$13.15	$8.46
Quarter 2	11.16	7.20
Quarter 3	9.85	7.35
Quarter 4	9.66	6.23

2005	High	Low
Quarter 1	$9.04	$5.55
Quarter 2	5.72	3.23
Quarter 3	4.56	3.01
Quarter 4	4.25	3.15

The approximate number of beneficial shareholders and the number of shareholders of record at May 31, 2006 was 6,000 and 783, respectively.

There were no cash dividends declared or paid in 2005 or 2004 and we do not anticipate declaring cash dividends in the foreseeable future.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Item 6. Selected Financial Data

IN THOUSANDS (except per share amounts)	2005	2004	2003	2002	2001
Statement of Operations Data
Revenues	$532,099	$648,941	$604,490	$653,098	$760,553
Cost of revenues	499,327	535,031	545,049	518,089	562,049
Gross margin	32,772	113,910	59,441	135,009	198,504
Operating expenses:
Marketing and sales	64,292	70,421	73,123	80,028	87,126
Research and development	20,847	28,864	33,214	37,822	36,202
General and administrative	23,360	24,423	27,673	44,971	31,130
Restructuring costs	11,050	1,950	6,650	5,818	17,408
Long-lived asset impairment	9,813	—	26,400	—	—
Regulatory assessments	1,600	—	—	—	—
Goodwill	—	—	—	19,187	1,524
Income (loss) from operations	(98,190)	(11,748)	(107,619)	(52,817)	25,114
Other income (expense):
Interest expense	(612)	(191)	(242)	(405)	(751)
Interest income	1,772	1,407	1,734	2,069	3,082
Other, net	17,130	16,704	113	(1,701)	219
Income (loss) before income taxes	(79,900)	6,172	(106,014)	(52,854)	27,664
Provision (benefit) for income taxes	(106)	(1,401)	3,499	11,117	7,469
Net income (loss)	$(79,794)	$7,573	$(109,513)	$(63,971)	$20,195
Basic net income (loss) per share	$(2.02)	$0.19	$(2.78)	$(1.63)	$0.52
Diluted net income (loss) per share	$(2.02)	$0.19	$(2.78)	$(1.63)	$0.51

Balance Sheet Data
Cash, restricted cash and marketable securities	$80,117	$69,468	$144,235	$120,677	$105,894
Working capital	140,358	240,206	214,853	265,951	292,662
Property and equipment, net	2,747	16,747	15,890	45,681	34,823
Total assets	263,888	383,873	366,098	472,908	504,641
Short-term borrowings	—	16,198	—	—	—
Shareholders’ equity	155,191	266,633	237,879	321,503	357,446

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

In September 2005, we announced a comprehensive restructuring plan with the goal of simplifying the business and returning the company to profitability. As part of the restructuring, we implemented actions to reduce our cost to serve customers, improve our supply chain efficiency to reduce our product costs, and reduce our operating expenses. Our goal as a result of these actions is to improve gross margins to 16% to 18% and reduce our operating expenses to a level that will allow us to achieve breakeven or better results in our most seasonally challenged quarters.

As of the date of this report, our current expectation is that revenues for the second quarter of 2006 will be down from first quarter 2006 revenues of $112 million due to later than expected volume shipments of our new commercial products and weaker than planned sales of our new entry level consumer product, the IN72, especially through the retail channel in both the U.S. and Europe. Lower than anticipated revenues will also subdue gross margin improvement for the second quarter of 2006 as fixed costs become a higher percentage of total cost of revenues. As a result, we now do not expect to achieve operating profitability in our core business for the second quarter of 2006.

We made significant progress on our restructuring activities late in 2005 as reflected in our improving operating expenses and gross margins in the later quarters of 2005. We finished 2005 with $80.1 million in cash and marketable securities with no outstanding borrowings, up $10.6 million from the end of 2004. In addition, inventory levels declined to $66.5 million at the end of 2005 compared to $155.1 million at the end of 2004, reflecting continued improvements in our supply chain efficiency.

Our 2005 financial results include a number of unusual or non-recurring charges as summarized by the following and more fully described below:

•                  a $26.6 million charge for inventory and equipment write-downs, included as a component of cost of revenues;

•                  an $11.1 million charge related to restructuring actions, recorded as a separate component of operating expenses;

•                  a $9.8 million charge related to long-lived asset impairments, recorded as a separate component of operating expenses; and

•                  a $1.6 million charge for estimated regulatory assessments, recorded as a separate component of operating expenses.

We recorded additional restructuring charges in relation to the 2005 restructuring plan in the first quarter of 2006 totaling approximately $1.1 million, primarily related to international facility consolidation activities.

2005 10-K Filing and Audit Committee Investigations

On March 9, 2006 we announced a delay in filing our annual report on Form 10-K to allow for the completion of internal investigations initiated by our Audit Committee and completion of related audit procedures by our registered independent auditors.

In July 2005, we self-disclosed possible infractions of U.S. export law to the Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries. Our Audit Committee commenced an investigation and engaged independent counsel to assist with this process. The results of the independent investigation were submitted to OFAC and the Bureau of Industry and Security (“BIS”) in March 2006 for their review. Upon completion of the investigation, it was apparent that the severity of the situation was significantly less than initially thought. In June 2006, OFAC notified us that it was closing the matter by issuing a cautionary letter in lieu of any further enforcement action. BIS is currently in the process of conducting their review of our findings. We originally accrued an estimated charge of $1.6 million for potential regulatory assessments during the second quarter of 2005 and will make adjustments as needed upon completion of the BIS review and final resolution of this matter.

In February 2006, as part of the document review related to the OFAC investigation, written communications were reviewed that raised potential concerns regarding the effectiveness of our financial controls and policies regarding revenue recognition. After consultation with our registered independent auditors, our Audit Committee commenced an investigation and engaged independent counsel and accounting experts to assist with the investigation into this matter. In June 2006, after an extensive document review and interviewing relevant current and former employees, independent counsel issued a report to the Audit Committee concluding that we employ sound and appropriate revenue recognition practices and procedures. The investigation did not identify any situation that would require restatement of financial statements for any prior periods nor any material weaknesses in internal controls. After reviewing the report, our Audit Committee adopted these findings and closed the investigation.

In January 2006, we received an unsubstantiated anonymous communication alleging that certain persons employed by our Chinese subsidiary had engaged in improper business practices. Again, after consultation with our registered independent auditors, our Audit Committee commenced an investigation and engaged independent counsel to assist with the investigation into this matter. In June 2006, after an extensive document review and interviewing relevant current and former employees, independent counsel issued a report to the Audit Committee concluding that their was no basis for these allegations. The investigation did not identify any situation that would require restatement of financial statements of any prior periods nor any material weaknesses in internal controls. After reviewing the report, our Audit Committee adopted these findings and closed the investigation.

On March 20, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed our annual report on Form 10-K for the fiscal year ended December 31, 2005. In April 2006, we participated in an oral hearing with a Nasdaq listing qualifications panel in which we presented our plan for filing both the 2005 Form 10-K and our Form 10-Q for the quarterly period ended March 31, 2006. On April 26, 2006, we received notice that the panel determined to continue the listing of our shares on the Nasdaq National Market, subject to certain conditions, including the filing of the Form 10-K on or before July 7, 2006 and the filing of the Form 10-Q on or before July 17, 2006.

In addition, we negotiated an extension for providing Wells Fargo Foothill with audited financial statements for fiscal year 2005. The extension was to July 7, 2006 and allowed us to maintain compliance with our line of credit agreement.

Results of Operations

	Year Ended December 31, (1)
	2005		2004		2003
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$532,099	100.0%	$648,941	100.0%	$604,490	100.0%
Cost of revenues	499,327	93.8	535,031	82.4	545,049	90.2
Gross margin	32,772	6.2	113,910	17.6	59,441	9.8
Operating expenses:
Marketing and sales	64,292	12.1	70,421	10.9	73,123	12.1
Research and development	20,847	3.9	28,864	4.4	33,214	5.5
General and administrative	23,360	4.4	24,423	3.8	27,673	4.6
Restructuring costs	11,050	2.1	1,950	0.3	6,650	1.1
Impairment of long-lived assets	9,813	1.8	—	—	26,400	4.4
Regulatory assessments	1,600	0.3	—	—	—	—
	130,962	24.6	125,658	19.4	167,060	27.6
Loss from operations	(98,190)	(18.5)	(11,748)	(1.8)	(107,619)	(17.8)
Other income (expense):
Interest expense	(612)	(0.1)	(191)	—	(242)	—
Interest income	1,772	0.3	1,407	0.2	1,734	0.3
Other, net	17,130	3.2	16,704	2.6	113	—
Income (loss) before income taxes	(79,900)	(15.0)	6,172	1.0	(106,014)	(17.5)
Provision (benefit) for income taxes	(106)	—	(1,401)	(0.2)	3,499	0.6
Net income (loss)	$(79,794)	(15.0)%	$7,573	1.2%	$(109,513)	(18.1)%

(1) Percentages may not add due to rounding.

Revenues

Revenues decreased $116.8 million, or 18.0%, in 2005 compared to 2004 as compared to an increase of $44.5 million, or 7.4%, in 2004 compared to 2003.

Approximately half of the decrease in revenues in 2005 compared to 2004 was due to transitioning our rear screen projection television engine business to SMT during the year. Another factor contributing to the decline in projector revenues in 2005 as compared to 2004 was the impact of our decision to deemphasize our OEM projector business in 2005 as we formed SMT. In addition, projector revenues were down in 2005 compared to 2004 due to average sales price (“ASP”) declines and a decline in unit shipments. Specifically average sales prices declined 17% in 2005 compared to 2004 and projector unit shipments were down 2.0% in 2005 compared to 2004.

The decrease in ASPs was primarily due to increased pricing pressure from our Asian competitors fueled in part by excess inventory available across the industry and in all geographic locations in the first half of 2005. Our ASPs remained relatively flat in the second half of 2005, due to our efforts to improve gross margins by focusing on core markets and geographies and not pursuing unprofitable business. The decline in projector unit shipments was primarily due to the intentional de-emphasis on our OEM projector business. Revenues from lamps and accessories increased in 2005 compared to 2004 when revenues were hampered by an industry wide shortage of lamps.

The increase in revenues for 2004 compared to 2003 was due primarily to a 20% increase in projector units sold. The increase in revenue due to the increase in projector units sold was partially offset by a 20% decrease in projector ASPs in 2004 compared to 2003. The decline in ASPs of 20% during 2004 compared to 2003 was primarily due to the continued pressure on pricing related to the ongoing competitive nature of the projection industry. In addition to growth in projector revenues, we grew revenues in 2004 from increased sales of rear screen projection television engines and increased royalty revenues.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Year Ended December 31,
	2005		2004		2003
United States	$331,988	62.4%	$368,784	56.8%	$321,132	53.1%
Europe	124,939	23.5%	191,007	29.4%	177,576	29.4%
Asia	43,350	8.1%	56,774	8.8%	79,025	13.1%
Other	31,822	6.0%	32,376	5.0%	26,757	4.4%
	$532,099		$648,941		$604,490

United States revenues decreased 10% in 2005 compared to 2004 primarily due to management decisions to not participate in certain sales opportunities due to the overly aggressive pricing competition related to competitor price buy-in deals and lower revenues related to transitioning our rear projection engine business to SMT.

European revenues decreased 35% in 2005 compared to 2004 primarily due to economic softness in certain key markets as well as specific industry softness in the European region. In addition, we experienced declines in our ASK branded business and our strategic decision to transition the majority of our projector OEM business to SMT has negatively affected European revenues as this region’s revenue base historically has benefited from OEM customers.

Asian revenues decreased 24% in 2005 compared to 2004 primarily due to a strategic decision not to grow this region until we had China manufacturing facilities up and running. Increased volume of a broader line-up of projectors produced by SMT and Foxconn is expected to allow us to begin to compete more effectively in the China region moving forward. In addition, the China market was very slow for us in the second half of 2005 as we worked to restructure our sales and distributor relationships to take advantage of our growing ability to sell locally procured products in the China market.

U.S. revenues increased 15% in 2004 compared to 2003, reflecting improvements in the economy stimulating demand for projectors, growth of our rear projection television engine revenues, and increased royalty revenues. European revenues increased 8% in 2004 compared to 2003, reflecting an improving Euro region economy and positive effects from our European restructuring and marketing efforts. Asian revenues decreased 28% in 2004 compared to 2003, primarily as a result of our limited ability to sell in the China market until our China customs investigation is fully resolved. In addition, 2003 included a 16,000 unit order from the Malaysian government compared to a 1,300 unit order for 2004.

Backlog

At December 31, 2005, we had backlog of approximately $17.6 million, compared to approximately $25.4 million at December 31, 2004. The stated backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 6.2% in 2005, 17.6% in 2004 and 9.8% in 2003.

The decline in gross margins in 2005 compared to 2004 was due to the following:

•                  ASP declines discussed above combined with other end-user price promotions and programs;

•                  a $26.6 million charge for inventory write-downs and accelerated tooling depreciation during 2005 compared to $3.1 million in 2004;

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

The charge for inventory write-downs in 2005 was primarily related to our exit from the thin display business, lower of cost or market write-downs on certain remanufactured projectors, service parts and slow moving finished goods inventory, and our transition away from Flextronics. Of the $26.6 million of inventory and equipment write-downs in 2005, $16.4 million was recorded in the third quarter and included $9.2 million related to the write-down of inventory and accelerated tooling depreciation associated with the discontinuance of our thin display products, $0.5 million for excess component exposures related to our transition from Flextronics as a contract manufacturer, and $6.7 million related to the write-down of certain other remanufactured projectors, service parts and slow moving finished goods inventory.

The inventory write-downs in 2004 related primarily to end-of-life costs for various product platforms, a decline in market value of the inventory held by customs in China and inventory processing transition issues associated with the movement of our U.S. logistics and factory repair activity to UPS.

The inventory write-downs reduced our gross margin by 5.0 percentage points in 2005 compared to 0.4 percentage points in 2004.

The increase in gross margins in 2004 compared to 2003 was due to the following:

•                  release of several new product platforms for both the commercial and consumer markets during the first half of 2004, resulting in a new product line-up that had a greater price/performance value for our customers relative to our production cost;

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

While we anticipate gross margins will remain under pressure in 2006, we anticipate returning to gross margins of between 16% and 18% as we introduce several new products for both the commercial and consumer markets. Where gross margins end up in any particular quarter depends primarily on revenue levels, product mix, the competitive pricing environment and the level of warranty costs and inventory write-downs during the particular quarter. Our gross margins also are impacted by the level of royalty revenues we record in any period as royalty revenues have little to no related costs.

We continue to focus on improving our supply chain efficiencies in order to reduce our product costs. Specifically, we are working on the following actions:

•                  working closely with our contract manufacturers to control product costs;

•                  improving supply chain efficiencies by reducing product freight, handling and storage costs;

•                  managing inventory levels down further in order to increase operating inventory turns and improve cash flow; and

•                  focusing on lower-cost, higher performance products.

Marketing and Sales Expense

Marketing and sales expense decreased $6.1 million, or 9%, to $64.3 million in 2005 compared to $70.4 million in 2004, and decreased $2.7 million, or 4% in 2004 from $73.1 million in 2003.

The decrease in marketing and sales expense in 2005 compared to 2004 was primarily due to decreased marketing program expenses related to lower revenues and changes to programs offered in 2005 as compared to 2004. Some marketing programs, such as cooperative advertising, directly correlate with trends in revenue. When revenues are lower, the related marketing program expenses are also reduced. In addition, some marketing dollars spent on cooperative advertising programs relate to specific product promotions and are classified accordingly as a reduction of revenues and a larger part of these expenses were classified as a reduction of revenues, versus advertising expense, in 2005 as compared to 2004.  In addition, the amount of administrative expense allocated to sales and marketing was lower in 2005 as compared to 2004 as total IT and facilities expenses decreased year over year. Overall spending in sales and marketing was reduced in 2005 as compared to 2004 related to conscious cost cutting initiatives.

One of the major components of our ongoing cost reduction initiatives is to reduce our cost to serve customers. Accordingly, we have implemented or are implementing the following actions:

•                  focusing our sales and marketing activities on selected geographies in our international regions, enabling us to reduce our sales and marketing investment in these regions while improving focus in an attempt to grow our largest and most profitable revenue streams. In Europe, our focus will be the European Union, with priority given to larger markets such as the United Kingdom, France, Germany and the Nordics. In Asia, our focus will be larger markets such as Singapore, Australia, India and China;

•                  in the Americas, we are concentrating our sales and marketing efforts on our most profitable channels and maximizing efficiencies in the highest growth channels. We anticipate continued strong results from the retail sector, PC distribution and our direct fulfilled business; and

•                  we consolidated our worldwide marketing efforts under our Chief Marketing Officer. This worldwide consolidation resulted in synergies among previously dispersed marketing resources. We plan to reinvest a portion of these savings to create highly targeted demand generation in our key channels and to strengthen the range and reach of the InFocus brand.

The decrease in 2004 compared to 2003 resulted primarily from efficiencies related to our restructuring actions taken during 2003 and lower depreciation expense due to the long-lived asset impairment charge taken in the third quarter of 2003. These decreases were partially offset by sales and marketing activities surrounding demand generation programs for our products and the launch of our ultra-thin microdisplay business. The decrease was also partially offset by an increase in allocation of shared service expenses to marketing and sales expense. Our cost structure in 2004 no longer included in-house manufacturing or logistics, increasing the amount of shared service expense allocated to operating expenses versus cost of goods sold.

Research and Development Expense

Research and development expense decreased $8.1 million, or 28%, to $20.8 million in 2005 compared to $28.9 million in 2004, and decreased $4.3 million, or 13% in 2004 from $33.2 million in 2003.

The reduction in research and development expense in 2005 compared to 2004 was primarily due to expected reductions related to the formation of SMT and the closure of our remaining research and development facilities in Norway. These reductions include lower labor expense, travel, consulting and non-recurring engineering expenses related to product design. In addition, the amount of administrative expenses allocated to research and development was lower in 2005 as compared to 2004 as overall IT and facilities expenses were reduced. Partially offsetting these decreases were slight increases in consulting expenses related to third party engineering services provided in 2005 as our engineering staff was reduced.

The decrease in 2004 compared to 2003 was primarily related to the increase in our co-development efforts with our manufacturing partners, reimbursement from our customer partners related to engine prototype development, overall lower prototype expenses and lower depreciation expense due to the long-lived asset impairment charge taken in the third quarter of 2003. In addition, in 2004, we recognized a $0.6 million reduction in expense related to repayment of non-recurring engineering expenses by one of our customers upon contract termination compared to none in 2003. These decreases were partially offset by an increase in allocation of shared service expenses to research and development expense.

General and Administrative Expense

General and administrative expense decreased $1.0 million, or 4%, to $23.4 million in 2005 compared to $24.4 million in 2004, and decreased $3.3 million, or 12% in 2004 from $27.7 million in 2003.

The decrease in 2005 compared to 2004 was related to a $0.9 million reduction in bad debt expense. The reduction in bad debt expense year over year was primarily related to the recovery in 2005 of bad debt expense booked in previous periods. We also recognized decreases in labor costs and rent expense related to our 2004 and 2005 restructuring actions. These decreases were partially offset by increased spending on new patents and trademarks, increased legal expenses related to various legal matters including the 3M patent infringement suit, the China Customs and OFAC investigations, and increased expense related to accelerated depreciation on assets that were located at our Norway facility that was shut down in the first quarter of 2005.

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

Restructuring

Restructuring charges totaled $11.1 million in 2005 and included the following:

•                  a $6.3 million charge primarily related to reductions in headcount as part of a restructuring plan that was announced in September 2005. The goal of the announced restructuring plan is to simplify the business and return us to profitability by reducing our operating expenses. The majority of these actions, including the elimination of several senior executive and management positions, as well as other headcount reductions, were completed in the third and fourth quarters of 2005, with the remainder to be completed in the first half of 2006;

•                  a $1.1 million charge in the second quarter of 2005 primarily associated with severance charges for changes in supply chain management and realignment of our European sales force; and

•                  $3.7 million of charges related to our December 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway, which consisted primarily of costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe and non-cash stock-based compensation expense related to former employees who transitioned to SMT.

Restructuring charges totaled $2.0 million in 2004 and included the following:

•                  a $0.5 million charge in the first quarter of 2004 for consolidating employees at our research and development, factory repair and logistics site in Wilsonville, Oregon into our corporate headquarters building and for the transfer of our logistics and factory repair activities to UPS; and

•                  a $1.5 million charge in the fourth quarter of 2004 related to streamlining our operations in Fredrikstad, Norway. Upon formation of a new research and development subsidiary in Norway for SMT, a majority of our current research and development team moved to this operation. This charge primarily related to employee severance costs.

Restructuring charges totaled $6.7 million in 2003 and included the following:

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

At December 31, 2005, we had a remaining accrual for all of our restructuring activities of $5.0 million. See further detail in Note 3 of Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144.

Based on our operating losses, we performed a review and evaluation of the carrying value of our long-lived assets for impairment during the third quarter of 2005. Pursuant to SFAS No. 144, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis indicated that the book value of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Based on our analyses, we determined that all of our long-lived assets, other than tooling equipment related to current products, were fully impaired. Accordingly, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005 in order to write-off the remaining book value of our long-lived assets other than tooling equipment used in the production of current products. Of the $9.8 million charge, $7.1 million was allocated to property and equipment and $2.7 million was allocated to other intangible assets, including the carrying value of patents and trademarks. All of the long-lived assets are continuing to be used in operations.

These impairment charges resulted in our recording less depreciation expense beginning in the fourth quarter of 2005 and continuing through 2008. The reduction for the fourth quarter of 2005 was approximately $0.7 million. Approximately 25% of the reduction improved gross margin and the remaining 75% reduced operating expenses.

Based on significant quarterly operating losses during the first half of 2003, we also performed a review and evaluation of the carrying value of our long-lived assets for impairment during the third quarter of 2003. This analysis, along with under utilization of certain assets, indicated that the book value of certain of our long-lived assets exceeded the discounted cash flows expected to result from the use and eventual disposition of the assets. Accordingly, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, which was allocated, on a pro-rata basis, to the long-lived assets. The majority of the long-lived assets were continued to be used in operations.

Regulatory Assessments

In July 2005, we self-disclosed possible infractions of U.S. export law to the Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries. Our Audit Committee commenced an investigation and engaged independent counsel to assist with this process. The results of the independent investigation were submitted to OFAC and the Bureau of Industry and Security (“BIS”) in March 2006 for their review. Upon completion of the investigation, it was apparent that the severity of the situation was significantly less than initially thought. In June 2006, OFAC notified us that it was closing the matter by issuing a cautionary letter in lieu of any further enforcement action. BIS is currently in the process of conducting their review of our findings. We originally accrued an estimated charge of $1.6 million for potential regulatory assessments during the second quarter of 2005 and will make adjustments as needed upon completion of the BIS review and final resolution of this matter.

Other Income (Expense)

Interest income in 2005 was $1.8 million compared to $1.4 million in 2004 and $1.7 million in 2003. The increase in 2005 compared to 2004 was due to increasing interest rates, as well as increasing cash and investment balances in the second half of 2005. In addition, in 2005 we received interest related to income tax refunds from income tax filings from prior years. The decline in 2004 compared to 2003 was primarily due to lower cash and investment balances, partially offset by increasing interest rates.

Other income (expense) included the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Realized gain on the sale of equity securities	$19,396	$13,245	$—
Income related to the profits of Motif 50-50 joint venture	3,722	2,361	618
Expense related to losses of SMT 50-50 joint venture	(5,185)	—	—
Gains (losses) related to foreign currency transactions	(853)	826	523
Write-down of certain cost-based investments in technology companies	—	—	(724)
Other	50	272	(304)
	$17,130	$16,704	$113

Motif license fees are recognized when licensees report sales and resultant royalties, which are currently only contractually required on a semi-annual basis and primarily fall in the first and third quarters of each year. The increased income related to our Motif joint venture was due to increased usage of Motif technology by its licensees.

Included in expense related to losses on our SMT 50-50 joint venture is the elimination of our portion of unrealized intercompany profit in inventory at December 31, 2005 of $0.1 million. The elimination results in a reduction of our inventory and an increase in the loss recognized of this amount.

Income Taxes

Income tax benefit of $0.1 million in 2005 is related to $0.8 million of tax benefit from closing out foreign tax exposures in prior years and $0.2 million net true-up benefit from our 2004 tax provision to our actual 2004 tax returns. These tax benefits are offset by $0.6 million of 2005 tax expense in certain foreign and state tax jurisdictions and $0.3 million of tax expense due to valuation allowance applied to certain foreign deferred tax assets.

Income tax benefit of $1.4 million in 2004 primarily related to a release of previously recorded tax reserves that were resolved in the fourth quarter of 2004, as well as tax refunds recognized as a result of net operating loss carry backs in Norway from 2003 and 2004 to 2002, offset by 2004 tax expense in certain foreign tax jurisdictions.

Income tax expense of $3.5 million in 2003 related to income tax expense on profits in certain foreign tax jurisdictions for 2003, as well as an increase to our valuation allowance for foreign deferred tax assets due to larger than anticipated operating losses in another foreign tax jurisdiction.

See Note 7 of Notes to Consolidated Financial Statements for more details concerning our income tax provision.

Inflation

We believe that the impact of inflation was minimal on our business in 2005, 2004 and 2003.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash, cash equivalents and marketable securities were $80.1 million at December 31, 2005. At December 31, 2005, we had working capital of $140.4 million, which included $53.1 million of unrestricted cash and cash equivalents, $1.2 million of unrestricted short-term marketable securities and $14.4 million of assets held as a deposit by Chinese officials pending resolution of the ongoing customs investigation in China. The current ratio at December 31, 2005 and 2004 was 2.3 to 1 and 3.1 to 1, respectively.

We sustained an operating loss of $98.2 million during 2005 contributing to a decrease in net working capital of $99.8 million during 2005. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We have a line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements. The line of credit expires in October 2006. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable.

As of March 31, June 30 and September 30, 2005 we were out of compliance with the financial covenants contained in our line of credit with Wells Fargo. We had no amounts outstanding under the line of credit as of these dates. The line of credit requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement. Our non-compliance was primarily a result of the operating losses we recognized in 2005. In May 2005 and again in November 2005, we amended the line of credit and received a waiver of prior defaults from Wells Fargo. As part of the November 2005 amendment, we modified the future financial covenants to levels we expect to achieve. In addition, we agreed to certain other conditions including, among other things, allowing cash receipts from customers to flow directly to Wells Fargo to pay down any outstanding borrowings, and reducing the maximum amount that can be advanced under the line from $30 million to $25 million.

At December 31, 2005, we are in compliance with all of our financial covenants, and did not have any amounts outstanding on this credit facility and $23.0 million was available for borrowings.

Our investment in Phoenix Electric Co., a Japanese lamp manufacturing company, and various other marketable equity security investments are included as part of our short-term marketable securities balance. During 2005, we recognized gains of $19.4 million upon the sale of such securities and, as market conditions warrant, we could recognize additional gains related to sales in 2006 and beyond. The total unrealized appreciation of these investments totaled $0.7 million as of December 31, 2005.

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

As of December 31, 2005, we had funded our initial $10 million commitment to SMT. We are working with SMT and TCL to investigate alternatives to securing additional funding. There is no guarantee that SMT will be successful in obtaining additional funding, or whether terms and conditions that may be required to obtain such funding would be favorable to SMT.

At December 31, 2005, we had one outstanding letter of credit totaling $20 million which expired February 2, 2006. The letter of credit was subsequently renewed and currently has an expiration date of August 2, 2006. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. At December 31, 2005, this letter of credit was collateralized by $23.6 million of cash and marketable securities and was reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.2 million, primarily related to building deposits and value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $34.9 million to $70.9 million at December 31, 2005 compared to $105.8 million at December 31, 2004. The decrease in the accounts receivable balance was primarily due to lower sales in the fourth quarter of 2005 compared to the fourth quarter of 2004 and strong collection in all geographies. As a result, days sales outstanding decreased to 49 days at December 31, 2005 compared to 53 days at December 31, 2004.

Inventories decreased $86.3 million to $58.4 million at December 31, 2005 compared to $144.7 million at December 31, 2004. See Note 5 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. During 2005, we worked closely with our contract manufacturers to modify and reduce incoming product and better align incoming product levels with expected sales needs in order to allow us to reduce finished goods inventory. In addition, in connection with our exit from the thin display business, our transition away from Flextronics, as well as other factors, we wrote-down our inventory by $26.6 million in 2005. During the third quarter of 2005, the remaining inventory being held by Chinese customs authorities in connection with their investigation was released. Inventory held by the Chinese customs authorities in connection with their investigation totaled $1.2 million as of December 31, 2004.

At December 31, 2005, we had approximately five weeks of inventory in the Americas channel compared to approximately four weeks at December 31, 2004. Annualized inventory turns were approximately 6 times for the quarter ended December 31, 2005 and approximately 4 times for the quarter ended December 31, 2004. Velocity in our supply chain allows us to better match current costs against current sales prices, maximizing our gross margin opportunity, reducing our total investment in working capital and reducing exposure to excess and obsolete inventory.

Land held for sale of $4.5 million as of December 31, 2005 related to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon. We sold this land on June 5, 2006, receiving net proceeds of $5.1 million and recognizing a gain on the sale of approximately $0.6 million in the second quarter of 2006. Prior to being put on the market for sale, the land was included as a component of property, plant and equipment on our consolidated balance sheets.

Other current assets decreased $2.1 million to $21.8 million at December 31, 2005 compared to $23.9 million at December 31, 2004. The decrease resulted from a $1.9 million decrease in other receivables related to the timing of cash received for sales of shares of Phoenix stock in the fourth quarter of 2004 and reductions in prepaid expenses related to the timing of invoices. Offsetting these decreases was a $2.2 million increase related to a deposit made to Chinese customs officials during the first quarter of 2005. Other current assets at December 31, 2005 and 2004 included a $14.4 million and a $12.2 million deposit, respectively, made to Chinese customs officials in connection with their investigation of our import duties. In addition, our value added tax receivables from the Dutch government decreased $0.5 million related to the timing of value added tax filings.

Property and equipment, net and other assets, net decreased by $7.1 million and $2.7 million, respectively, due to long-lived asset impairment charges taken during the third quarter of 2005 as discussed more fully above. The remaining property and equipment balance of $2.7 million at December 31, 2005 includes the remaining book value of tooling being used for current products, as well as additions from the fourth quarter of 2005.

Expenditures for property and equipment, totaling $6.9 million in 2005, were primarily for product tooling, leasehold improvements, a trade show booth and information technology upgrades. Total expenditures for property and equipment are expected to be between $5.0 million and $7.0 million in 2006.

Other assets increased $6.7 million to $14.9 million at December 31, 2005 compared to $8.2 million at December 31, 2004. Included in other assets are building deposits, minority interest investments in technology companies as part of our advanced research and development efforts, and investments in our joint ventures, SMT and Motif. The increase in other assets in 2005 was primarily due to strategic minority interest investments in technology companies and investments in our joint venture SMT. In 2005, we made a $10.0 million investment in SMT offset by a recognized loss of $5.1 million for an ending investment balance of $4.9 million. In 2005, the value of our investment in Motif increased $0.1 million related to our share of its quarterly profits. The $0.1 million increase in the value of our investment in Motif in 2005 included $3.7 million of recognized gains for our share of quarterly profits, which was almost entirely offset by dividend payments received from Motif in 2005. In addition, other assets increased by $1.5 million related to long-term assets acquired as part of the acquisition of The University Network in the second quarter of 2005, offset by $0.1 million of amortization on the purchased assets in 2005. These increases were partially offset by the $2.7 million impairment charge on intangible assets mentioned above. Based on changes in financing alternatives and strategic shifts that occurred during the first quarter of 2006, we recorded a charge of $7.5 million related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies. Both companies are in the process of raising additional capital to fund future activities at significantly reduced valuations. It is not likely that we will participate in these future funding activities, which will lead to a significant dilution in our ownership interests, thus impairing our current investment. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost based investments to zero at March 31, 2006.

Accounts payable increased $5.1 million to $70.0 million at December 31, 2005 compared to $64.9 million at December 31, 2004, primarily due to the timing of payments offset by reduction of recognized liability for inventory in-transit at December 31, 2005 due to the negotiation of more favorable terms with vendors. Related party accounts payable at December 31, 2005 were $4.7 million and represent outstanding payables to SMT for the purchase of projectors. SMT began producing product for sale to us in mid-2005.

Payroll and related benefits payable decreased $2.8 million to $2.2 million at December 31, 2005 compared to $5.0 million at December 31, 2004. The decrease in payroll and payroll related benefits payable was primarily attributed to payouts in the first quarter of 2005 of profit sharing and incentive compensation that were accrued in 2004. In addition, accrued vacation and social security taxes payable in Europe decreased in 2005 due to the timing of payments and a reduction in headcount. Overall accrued payroll was reduced due to reductions in headcount worldwide as part of the restructuring actions.

Other current liabilities increased $3.0 million to $11.2 million at December 31, 2005 compared to $8.2 million at December 31, 2004, primarily due to accruals related to our restructuring activities and a $1.6 million accrual for possible regulatory assessments as discussed above. Included in other current liabilities at December 31, 2005 and December 31, 2004 was $5.0 million and $2.2 million, respectively, related to restructuring.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2005 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2006	2007 and 2008	2009 and 2010	2011 and beyond
Letters of Credit	$20,000	$20,000	$—	$—	$—
Purchase Order Commitments	80,258	80,258	—	—	—
Operating Leases	25,235	5,709	9,211	7,413	2,902
	$125,493	$105,967	$9,211	$7,413	$2,902

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and retail holiday buying season in the fourth quarter by larger wholesale distribution partners and retailers, typically leads to our strongest revenues being in the fourth quarter of each year. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

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

Allowance for Uncollectible Trade Accounts Receivables

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation to us, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt we may also use collection agencies to work with the customer for payment for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. At December 31, 2005 and 2004, our allowance for uncollectible accounts totaled $2.0 million and $3.9 million, respectively, and is recorded as a reduction of accounts receivable on our consolidated balance sheets. Bad debt expense/(recovery) totaled ($0.4) million, $0.5 million and $3.8 million, respectively, in 2005, 2004 and 2003.

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

Historical return rates are monitored on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also regularly monitor and track channel inventory with our significant customers. Variability in channel inventory levels from quarter to quarter is further used to qualitatively adjust our returns reserves. Typically, return rates worldwide have averaged in a relatively tight range of 3% to 4% of sales to customers who are granted such rights. If a dramatic change in the rate of returns were to occur, our estimate of our sales return accrual could change significantly.

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

Our reserves deducted from revenues and accounts receivable for sales returns, price protection and other rebates totaled $6.2 million and $6.9 million, respectively, at December 31, 2005 and 2004. Historically, our actual experience for sales returns, price protection and rebates has not differed materially from our estimates.

Inventory Valuation

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Finished goods are reviewed quarterly by product marketing, sales, finance and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically written down based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2005 and 2004, our inventory valuation allowance totaled $20.9 million and $17.1 million, respectively, and is recorded as a reduction of inventory on our consolidated balance sheets.

Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard one-year or two-year warranty. Our standard one-year warranty is offered on our higher volume value platforms, while our standard two-year warranty is offered on our lower volume higher priced product platforms. In addition, for certain customers, products, and regions, the standard warranty period offered may cover a period of 3 or 4 years. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.2 million and $1.7 million, respectively, at December 31, 2005 and 2004 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2005 and 2004 totaled $13.8 million, and is included as accrued warranty and other long-term liabilities on our consolidated balance sheets.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” In accordance with SFAS No. 109, deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely; we record a valuation allowance against deferred tax assets. At December 31, 2005 and 2004, we had a valuation allowance of $241.9 million and $194.3 million against deferred tax assets, which resulted in a net deferred tax asset balance of $1.1 million and $2.7 million, respectively.

Long-Lived Asset Impairment

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of future cash flows that the assets are expected to generate. Based on these reviews, we recorded impairment charges totaling $9.8 million in the third quarter of 2005 and $26.4 million in the third quarter of 2003. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding these impairment charges.

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

Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates at December 31, 2005, was approximately $65 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $6.5 million at December 31, 2005. We have no plans of liquidating any of our foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations.

We are exposed to changes in exchange rates through the purchase and sale of products denominated in non-functional foreign currencies. We have established a foreign currency derivative program; utilizing foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. We do not use forward contracts as speculative instruments for trading purposes. The effect of an immediate 10% change in our foreign currency forward contracts would not have a material effect on our results of operations. These forward contracts are not designated as qualifying hedges and, accordingly, are marked to market at the end of each period, with the resulting gain or loss being recorded as a component of other income or expense on our consolidated statement of operations.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts in U.S. dollars as of December 31, 2005. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding at December 31, 2005 mature in 31 days or less from December 31, 2005 and were as follows (in thousands).

	Bought (Sold)
Foreign Currency	2005	2004
Euro	$(45,000)	$7,500
British Pound	4,477	(3,152)
Singapore Dollar	(3,667)	5,273
Swedish Krona	640	(3,192)
Norwegian Kroner	(1,316)	(1,157)
Amount Outstanding	$(44,866)	$5,272

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our line of credit and our investment portfolio.

Our $25 million line of credit facility with Wells Fargo bears interest on outstanding borrowings at prime plus 1.5%, however, at no time will the interest rate be below 4%. As of December 31, 2005, we did not have any amounts outstanding under our line of credit and, therefore, a change in the prime rate would not have had any effect on our financial condition or results of operations.

We mitigate interest rate risk on our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2005, our investment portfolio included marketable debt securities of $30.5 million and marketable equity securities of $1.2 million. Marketable equity securities are adjusted to fair market value at the end of each period with the associated unrealized gains or losses recorded as a separate component of shareholders’ equity. The marketable debt securities are carried at amortized cost, but are subject to interest rate risk, and will decline in value if interest rates increase. At December 31, 2005, the fair market value of our marketable debt securities totaled $30.5 million. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2005 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2004
Revenues	$145,449	$162,229	$162,183	$179,080
Gross margin	24,992	29,409	27,777	31,732
Net income (loss)(1) (2) (3)	(4,449)	426	1,720	9,876
Basic net income (loss) per share	(0.11)	0.01	0.04	0.25
Diluted net income (loss) per share	(0.11)	0.01	0.04	0.25

2005
Revenues	$137,016	$135,832	$130,321	$128,930
Gross margin (loss)	9,949	7,876	(537)	15,484
Net loss(4) (5) (6) (7)	(13,979)	(19,570)	(38,330)	(7,915)
Basic net income (loss) per share	(0.35)	(0.49)	(0.97)	(0.20)
Diluted net income (loss) per share	(0.35)	(0.49)	(0.97)	(0.20)

(1)          The first quarter of 2004 includes a $0.5 million restructuring charge.

(2)          The third quarter of 2004 includes a $3.6 million gain on the sale of marketable equity securities.

(3)          The fourth quarter of 2004 includes a $1.5 million restructuring charge and an $8.9 million gain on the sale of marketable equity securities.

(4)          The first quarter of 2005 includes a $4.7 million restructuring charge, a $3.6 million charge for inventory write-downs and a $9.2 million gain on the sale of marketable equity securities.

(5)          The second quarter of 2005 includes a $1.6 million charge for regulatory assessments, a $1.4 million restructuring charge, a $4.9 million charge for inventory write-downs and a $4.2 million gain on the sale of marketable equity securities.

(6)          The third quarter of 2005 includes a $16.4 million charge for the write-down of inventory and equipment, a $6.0 million restructuring charge, a $9.8 million asset impairment charge and a $4.3 million gain on the sale of marketable equity securities.

(7)          The fourth quarter of 2005 includes a $1.7 million gain on the sale of marketable equity securities and a reversal of previously recorded restructuring charges of $1.0 million.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a —15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included below.

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that InFocus Corporation (an Oregon corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). InFocus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that InFocus Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, InFocus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InFocus Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated June 21, 2006 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Portland, Oregon
June 21, 2006

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

The following persons serve on our Board of Directors:

Name	Age	Has Been a Director Since
Peter D. Behrendt	67	1995
Michael R. Hallman	61	1992
Svein S. Jacobsen	55	2000
Duane C. McDougall	54	2003
C. Kyle Ranson	44	2004

Peter D. Behrendt has been a Venture Partner with New Enterprise Associates (NEA) since 1999. From September 2000 until 2003, Mr. Behrendt was the Chairman of the Board of Troika Networks, a storage networking company. From 1987 until 1997, Mr. Behrendt was the Chairman and Chief Executive Officer of Exabyte Corp., a publicly traded company that was the world’s largest independent manufacturer focused exclusively on tape storage products, tape libraries and recording media. In addition, prior to working at Exabyte Corp., Mr. Behrendt spent 26 years in numerous executive positions at International Business Machines, Inc. (“IBM”), including worldwide responsibility for business and product planning for IBM’s tape and disk drives and general management of IBM’s worldwide electronic typewriter business. Mr. Behrendt was an Adjunct Professor of Entrepreneurship at the University of Colorado at Boulder and holds a B.S. degree in Engineering from UCLA. Mr. Behrendt serves on the board of Western Digital Corporation and several private companies.

Michael R. Hallman has served as President of The Hallman Group, a management consulting company focusing on marketing, sales, business development and strategic planning for the information systems industry, since October 1992. Mr. Hallman served as President and Chief Operating Officer of Microsoft Corporation, a developer and manufacturer of a wide range of software products for a multitude of computing devices from February 1990 until March 1992. From 1987 to 1990, he was Vice President of the Boeing Company, a major aerospace company, and President of Boeing Computer Services. From 1967 to 1987, Mr. Hallman worked for IBM in various sales and marketing executive positions, with his final position being Vice President of Field Operations. Mr. Hallman holds a B.B.A. and an M.B.A. from the University of Michigan. Mr. Hallman is a member of the Board of Directors of Intuit, Inc., Watch Guard Technologies and Digital Insight Corp.

Svein S. Jacobsen was named a director upon the completion of the business combination with Proxima ASA in June 2000. Mr. Jacobsen is the former Chairman of the Board of Proxima ASA. He has an M.B.A. from the Norwegian School of Business and is also a Norwegian State Authorized Public Accountant. After having worked in an Oslo based audit firm for seven years, including three years as partner, he became Vice President Finance/CFO of Tomra Systems ASA, a reverse vending machine company, in 1984 and President and CEO from 1988 to 1996. From 1996 to present, Mr. Jacobsen has been a private investor and serves on several boards, both as chairman and member, including Polimoon ASA, Orkla ASA, Expert ASA and Zenitel NV.

Duane C. McDougall was named a director on January 24, 2003. Mr. McDougall is retired from Willamette Industries, Inc., a diversified, integrated forest products company, where he served as President and Chief Executive Officer from 1998 until 2002, when Willamette Industries was acquired by Weyerhaeuser Corp. Mr. McDougall was employed by Willamette Industries in various senior operational and financial roles for a total of 23 years. Mr. McDougall holds a B.S. degree in Accounting from Oregon State University. Mr. McDougall also serves on the boards of Cascade Corporation, Greenbrier Companies and West Coast Bancorp.

C. Kyle Ranson was named a director effective September 1, 2004. Mr. Ranson joined InFocus in April 2003 as Executive Vice President of Worldwide Sales and Marketing. In December 2003, Mr. Ranson was promoted to President and Chief Operating Officer and, effective September 1, 2004, he became President and Chief Executive Officer. From 1987 to 2003, Mr. Ranson worked in various capacities for Compaq/Hewlett-Packard Company, manufacturers and providers of information technology infrastructure, personal computing and other access devices, global services and imaging and printing services. His last position with Compaq/Hewlett Packard was Vice President of Sales and Marketing Programs, Personal Systems Group. Mr. Ranson holds a degree in design engineering from Brunel University in the United Kingdom.

Meetings and Committees of the Board of Directors

The Board of Directors held 15 meetings during the year ended December 31, 2005. During 2005, no director attended fewer than 75% of the meetings of the Board of Directors and any committees of which the director was a member. The Board of Directors has three standing committees: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

The Board of Directors does not currently have a policy with regard to attendance of board members at our annual Meeting of Shareholders; however, we attempt to hold a regularly scheduled board meeting in conjunction with our Annual Meeting of Shareholders. All of our directors attended our 2005 Annual Meeting of Shareholders. The 2006 Annual Meeting was delayed due to the delay in completion of the audit of our 2005 financial statements. Due to the delay, a board meeting will not be held in conjunction with the 2006 Annual Meeting.

Audit Committee

We have a standing Audit Committee, which, during 2005, was composed of Messrs. McDougall (Committee Chair), Behrendt, Hallman and Jacobsen during 2005. The Audit Committee oversees our accounting, financial reporting and internal control processes and the independent audit of our financial statements. The Audit Committee reviews, with our independent registered public accounting firm and representatives of management, the scope and results of audits, the appropriateness of accounting principles used in financial reporting and the adequacy of financial and operating controls. The Audit Committee held 12 meetings in 2005, including meetings to review the quarterly and annual financial statements and press releases with our management and independent registered public accountants prior to release. The Audit Committee Charter was attached as Appendix A to our proxy statement for our 2004 Annual Meeting and is also available on our corporate website at www.infocus.com.

The Compensation Committee was composed of Messrs. Behrendt (Committee Chair), Hallman, Jacobsen and McDougall during 2005. The Compensation Committee discharges the responsibilities of the Board of Directors relating to compensation of our executives, produces an annual report on executive compensation for inclusion in our annual proxy statement and acts as the plan administrator of our stock incentive plans. The Compensation Committee sets the annual compensation of the Chief Executive Officer and other executive officers. The Compensation Committee also reviews and approves the evaluation process and compensation structure under which compensation is paid or awarded to our executive officers. The Compensation Committee held 10 meetings during 2005. The Compensation Committee Charter was attached as Appendix C to our proxy statement for our 2004 Annual Meeting and is also available on our corporate website at www.infocus.com.

The Nominating and Corporate Governance Committee was composed of Messrs. Hallman (Committee Chair), Behrendt, Jacobsen and McDougall during 2005. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board and recommending nominees to the Board for election at the Annual Meeting of Shareholders. In addition, the Nominating and Corporate Governance Committee is responsible for developing and monitoring a process to assess the effectiveness of the Board and developing a set of corporate governance guidelines. The Nominating and Corporate Governance Committee held one meeting during 2005. The Nominating and Corporate Governance Committee Charter was attached as Appendix B to our proxy statement for our 2004 Annual Meeting and is also available on our corporate website at www.infocus.com.

Audit Committee Financial Expert

Our Board of Directors has determined that Duane McDougall, the Chair of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC.

Code of Ethics

The InFocus Corporation Code of Conduct is a code of conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial officer. We filed a copy of our Code of Conduct as exhibit 14 to our annual report on Form 10-K for the year ended December 31, 2003. You can also access our Code of Conduct on our website at www.infocus.com.

Executive Officers

The following table identifies our executive officers as of June 1, 2006, the positions they hold and the year in which they began serving as an executive officer. Officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Current Position(s) with Company	Officer Since
C. Kyle Ranson	44	Director, President and Chief Executive Officer	2003

Scott S. Ballantyne	39	Chief Marketing Officer	2005

John B. Daines	39	Vice President and General Manager, EMEA and Asia Sales	2005

Brian Dennison	45	Vice President, Americas Sales	2006

Monique Herman	36	Vice President, Customer Service and Business Strategy	2005

Joseph O’Sullivan	49	Vice President, Global Operations	2004

Candace L. Petersen, Ph.D.	54	Vice President and General Manager, TUN	2002

Roger Rowe	45	Vice President, Finance, Chief Financial Officer and Secretary	2004

Steve Stark	51	Vice President, Engineering	2005

For information on the business background of Mr. Ranson see “Nominees For Director” above.

Scott S. Ballantyne joined InFocus in March 2005 as Chief Marketing Officer. From July 2003 until joining InFocus, Mr. Ballantyne served as Senior Vice President, Segment and Channel Marketing for T-Mobile USA, a nation-wide wireless service provider. From July 2000 until joining T-Mobile USA, Mr. Ballantyne was the Vice President and General Manager for Marketing Operations for Asia Global Crossing Ltd., a provider of telecommunications products and services to customers requiring pan-Asian connectivity. From August 1998 until joining Asia Global Crossing Ltd., Mr. Ballantyne was the Vice President of Marketing for the Latitude Division of Dell Computer Corporation, a personal computer company. Prior to this, Mr. Ballantyne spent 11 years in a variety of management capacities with Motorola Semiconductors Ltd, a semiconductor company. Mr. Ballantyne holds an M.B.A. from the University of Strathclyde Business School and a B.S.c. degree in Physics from the University of Paisley, College of Technology.

John “J.B.” Daines was promoted to Vice President and General Manager, EMEA and Asia Sales in January 2005. Mr. Daines joined InFocus in 1997 as a District Sales Manager and in January 2002 was promoted to Director of New Business and Vertical Initiatives. Prior to joining InFocus, Mr. Daines held various technical sales and marketing positions, including Regional Sales Manager at Philips Professional Products, a manufacturer of business display solutions. Mr. Daines holds a B.A. degree in Business Administration from the University of Washington.

Brian Dennison joined InFocus in April 2006 as Vice President of Americas Sales. From March 2003 to April 2006, Mr. Dennison was the CEO and President of By d:sign,  a startup consumer electronics firm that specialized in the flat panel television industry. From 1990 through March 2003, Mr. Dennison held various sales management positions at Compaq Computer Corporation, with his last positions being Vice President and General Manager for the North American Consumer Division. Mr. Dennison holds a B.S. degree in Computer Science from Texas A&M University.

Monique Herman joined InFocus in February 2001 as Senior Director of Finance. In May 2002, Ms. Herman was promoted to Vice President, International Finance and spent two years located at our European headquarters in Amsterdam, The Netherlands. Ms. Herman returned to the corporate headquarters in February of 2004 and performed in various capacities until November 2005, when she took over as Vice President, Customer Service and Business Strategy. From January 2000 to January 2001, Ms. Herman served as Director of Finance at Xerox Corporation, a manufacturer, marketer and financer of document equipment, software, solutions and services. Prior to this, Ms. Herman served for two years as Customer Support Controller and two years as EMEA Sales Operations Manager at Tektronix, Inc., a developer and manufacturer of test, measurement and monitoring solutions for a wide variety of customers in many industries. Ms. Herman holds a Bachelor Degree in Accounting, as well as a Post Graduate Management Accounting degree from the University of Stellenbosch, South Africa.

Joseph O’Sullivan joined InFocus in September 2004 as Vice President, Global Supply Chain Management and in January 2006, Mr. O’Sullivan’s title became Vice President, Global Operations. Prior to joining InFocus, Mr. O’Sullivan was a consultant working with Banta Global Turnkey, a global outsourcing company from March 2003 to September 2004. Prior to that, Mr. O’Sullivan held various executive positions at Apple Computer, Inc. from 1988 to 2003 with his final position being Vice President of Asia Operations. Apple Computer designs, manufactures, and markets personal computers and a line of portable digital music players along with related software, services, accessories, and networking solutions.

Candace L. Petersen, Ph.D. joined InFocus in November 2000 as Vice President of Product Management and Services. In January 2002, Dr. Petersen was named as an executive officer and in April 2002, her title became Vice President, Corporate Marketing and Strategy and in January 2005 her title became Vice President, Corporate Strategy. In November 2005, Ms. Petersen’s title became Vice President and General Manager, TUN. From August 1997 until joining InFocus, Dr. Petersen served as associate professor at Portland State University’s M.B.A. program and was Principal and Founder of Petersen and Prusia, an advanced display industry consulting firm. From August 1993 until June 1997, Dr. Petersen was employed at InFocus while completing her doctorate. Prior to working at InFocus, she held various management positions in strategy, business analysis and sales and marketing at IBM, Boise Cascade and Armco Steel. Dr. Petersen holds a B.A. in Mathematics and Economics from Virginia Tech, and M.B.A. and Ph.D. degrees from Portland State University.

Roger Rowe joined InFocus in April 2002 as Vice President, Finance and Corporate Controller. Effective September 13, 2005, Mr. Rowe became Vice President, Finance, Chief Financial Officer and Secretary. From October 1999 to March 2002, Mr. Rowe served as Corporate Controller and then CFO for Preview Systems, Inc., which was a provider of Internet-based infrastructure solutions that enabled networks for distribution and licensing of digital goods. From June 1998 to October 1999, Mr. Rowe held several positions at North Pacific Group, a wholesale trading and distribution company, with his most recent position being Vice President. Prior to this, Mr. Rowe spent 10 years in a variety of management capacities with Mentor Graphics Corporation, a software company. Mr. Rowe is a Certified Public Accountant, currently on inactive status, and holds a B.S. degree in Finance and Accounting from the University of Idaho.

Steve Stark joined InFocus in 1992 as a manufacturing engineer and also spent 10 years in our research and development department as a Design Engineer, Projection Display Architect, and Engineering Director. In September 2005, Mr. Stark was promoted to Vice President, Engineering. Prior to joining InFocus, Mr. Stark held a variety of design and test engineering leadership positions for 17 years at Tektronix, Inc. Mr. Stark holds a B.S. degree in Electronics Engineering from the University of Portland, has completed continuing programs in Engineering and Technology Management, and is the author of several patents in the InFocus technology portfolio.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers and persons who own more than ten percent of the outstanding shares of our common stock (“ten percent shareholders”) to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us or otherwise in our files and on written representations from our directors, executive officers and ten percent shareholders that no other reports were required, during the fiscal year ended December 31, 2005, our officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements except that Mr. Daines, an executive officer, failed to timely file one Form 4, Statement of Changes in Beneficial Ownership, regarding one purchase of our common stock.

Item 11. Executive Compensation

Director Compensation

During 2005 our non-employee directors were compensated as follows(1):

	Mr. Behrendt	Mr. Hallman	Mr. Jacobsen	Mr. McDougall
Annual retainer	$28,000	$28,000	$28,000	$28,000
$2,500 fee for each Board meeting attended in person	15,000	15,000	10,000	15,000
$500 for each telephonic Board meeting (effective September 13, 2005)	2,750	2,750	2,750	2,750
Audit Committee retainer	7,500	7,500	7,500	—
Audit Committee Chair retainer	—	—	—	15,000
Compensation Committee retainer	—	5,000	5,000	5,000
Compensation Committee Chair retainer	10,000	—	—	—
Nominating and Corporate Governance Committee retainer	2,500	—	2,500	2,500
Lead Director and Nominating and Corporate Governance Committee Chair retainer	—	10,000	—	—
	$65,750	$68,250	$55,750	$68,250

(1)          Mr. John Harker, a former Director and former employee, and Mr. Ranson, a current employee, did not receive any additional fees beyond their regular compensation arrangements related to their Board service.

The non-employee Directors are reimbursed for their expenses in attending meetings of our Board of Directors. In addition, each non-employee Director is granted an option to purchase 30,000 shares of our common stock upon initial election to the Board. Upon re-election to the Board at the 2005 annual Shareholders’ Meeting, each non-employee Director received an option to purchase 15,000 shares. In May 2006, following the anniversary of the 2005 Annual Meeting, each non-employee Director was granted an option to purchase 25,000 shares of our common stock. Committee chairs also receive an additional option to purchase 1,000 shares of our common stock. Non-employee Directors also receive restricted stock grants based on a ratio of one share for every two shares of our common stock purchased by them up to a maximum of 5,000 shares per year. We do not pay any additional remuneration to employees of InFocus who also serve as Directors.

The following table summarizes option awards to the non-employee Directors during 2005. As noted above, the annual stock option grant for non-employee Directors was increased from 15,000 to 25,000 shares in 2006. No restricted stock awards were given to the non-employee Directors during 2005.

Name	Number of Shares Covered by Options	Price of Options Granted
Peter Behrendt	16,000	$3.50
Michael Hallman	16,000	$3.50
Svein S. Jacobsen	15,000	$3.50
Duane C. McDougall	16,000	$3.50
	63,000

Executive Compensation Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer, the next four most highly compensated executive officers, each of whom earned more than $100,000 during 2005, and two others who would have been included except for the fact that they were not executive officers at December 31, 2005 (herein referred to as the “named executive officers”) for the fiscal years ended December 31, 2005, 2004 and 2003.

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (1)	Other Annual Compensation ($)	Restricted Stock Awards ($) (2)	Securities Underlying Options (#)	All Other Compensation ($)(3)
C. Kyle Ranson (4)	2005	$511,539	$6,000	$—	$21,050	100,000	$4,119
President and Chief	2004	416,250	148,850	—	—	100,000	2,807
Executive Officer	2003	200,000	200,000	—	257,650	225,000	1,018

Scott Ballantyne (5)	2005	215,000	182,500	—	398,819	50,000	1,784
Chief Marketing Officer	2004	—	—	—	—	—	—
	2003	—	—	—	—	—	—

John B. Daines (6)	2005	195,581	31,784	9,602	9,473	30,000	117,522
Vice President and	2004	—	—	—	—	—	—
General Manager,	2003	—	—	—	—	—	—
EMEA and Asia Sales

Joseph O’Sullivan (7)	2005	226,825	—	—	21,050	55,000	75,602
Vice President, Global	2004	65,269	11,426	—	—	30,000	—
Operations	2003	—	—	—	—	—	—

Roger Rowe (8)	2005	220,739	6,000	—	9,123	9,058	1,684
Vice President, Finance,	2004	195,335	38,918	—	—	15,000	1,442
Chief Financial Officer	2003	—	—	—	—	—	—
and Secretary

John V. Harker (9)	2005	396,384	6,000		—	15,000	1,044,307
Former Chairman of the	2004	594,000	223,994	—	—	—	22,693
Board	2003	561,000	6,000	—	30,680	60,000	22 612

Michael D. Yonker (10)	2005	324,519	6,000	—	10,410	50,000	349,551
Former Executive Vice	2004	306,923	89,302	—	—	20,000	2,195
President, Chief	2003	279,519	623	—	—	100,000	2,615
Financial Officer and
Secretary

(1)          Amounts shown include cash compensation earned in each respective year. Amounts under the Bonus column include 401(k) matching payments in all years, quarterly profit sharing earned in 2004 and annual bonuses earned pursuant to established bonus plans in 2004. In addition, as discussed below, Mr. Ranson’s bonus in 2003 includes a signing bonus, Mr. Ballantyne’s bonus in 2005 includes a signing bonus and Mr. Daines’ bonus in 2005 includes a foreign assignment bonus and a management objective bonus.

(2)          Restricted stock held by each of the named executive officers and the value thereof, calculated by multiplying the number of shares by the closing price of our common stock on December 31, 2005, $4.01, was as follows:

Name	Restricted Shares Held	Value
C. Kyle Ranson	35,000	$140,350
Scott Ballantyne	63,748	255,629
John B. Daines	2,250	9,023
Joseph O’Sullivan	5,000	20,050
Roger Rowe	3,167	12,700
John V. Harker	—	—
Michael D. Yonker	—	—

(3)          All Other Compensation in 2005 included the following:

Name	Tax Preparation	Insurance Premiums	Financial Planning	Foreign Service Assignment Compensation	Value of Products Received	Severance
C. Kyle Ranson	$—	$2,407	$1,712	$—	$—	$—
Scott Ballantyne	—	1,784	—	—	—	—
John B. Daines	500	1,604	—	115,418	—	—
Joseph O’Sullivan	—	—	—	75,602	—	—
Roger Rowe	—	1,534	150	—	—	—
John V. Harker	2,079	20,338	1,108	—	—	1,020,782
Michael D. Yonker	—	2,371	—	—	8,133	339,047

(4)          Included in Mr. Ranson’s bonus for 2003 is a $200,000 signing bonus, which he received upon joining InFocus.

(5)          Mr. Ballantyne joined InFocus in March 2005 and, accordingly, his compensation information includes amounts earned from that time. Mr. Ballantyne’s bonus in 2005 represents a signing bonus.

(6)          Mr. Daines became an executive officer during 2005 and, accordingly, there is no compensation information included for 2004 or 2003. Mr. Daines’ bonus in 2005 includes a $16,250 foreign assignment bonus and a $9,554 bonus for achieving certain management objectives. Other Annual Compensation form Mr. Daines represents tax reimbursement related to his foreign assignment.

(7)          Mr. O’Sullivan joined InFocus in September 2004 and, accordingly, his compensation information includes amounts earned from that time.

(8)          Mr. Rowe became an executive officer during 2004 and, accordingly, there is no compensation information included for 2003.

(9)          Mr. Harker’s employment with InFocus terminated October 3, 2005 and, accordingly, his compensation information includes amounts earned through that time. Under the Company’s executive severance pay plan, Mr. Harker was entitled to salary continuation for a period of two years. In light of certain recently enacted tax regulations, Mr. Harker chose to receive his $1.0 million severance benefit in one lump sum in order to avoid potential tax penalties. The remainder of Mr. Harker’s 2005 severance represents the value of continued medical benefits coverage.

(10)    Mr. Yonker’s employment with InFocus terminated December 31, 2005, although he ceased to be an executive officer effective September 13, 2005. Under the Company’s executive severance pay plan, Mr. Yonker is entitled to severance benefits equal to one year’s salary of $325,000 plus medical benefits of $14,047. Pursuant to the executive severance pay plan, none of the severance was paid to Mr. Yonker in 2005, but is being paid over the course of 2006.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options under our 1998 Stock Incentive Plan (the “Stock Incentive Plan”) to the named executive officers in 2005.

	Individual Grants (1) (2)				Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh.)	Expiration Date	5% ($)	10% ($)
C. Kyle Ranson	100,000	11.5%	$6.53	02/17/10	$180,412	$398,663
Scott Ballantyne	50,000	5.8	6.40	02/28/10	88,410	195,363
John B. Daines	30,000	3.5	6.53	02/17/10	54,124	119,599
Joseph O’Sullivan	30,000	3.5	6.53	02/17/10	54,124	119,599
	25,000	2.9	3.50	05/03/10	24,175	53,420
Roger Rowe	30,000	3.5	6.53	02/17/10	54,124	119,599
	15,000	1.7	3.50	09/13/10	14,505	32,052
John V. Harker (4)	15,000	1.7	4.21	06/24/10	17,447	38,554
Michael D. Yonker (4)	50,000	5.8	6.53	02/17/10	90,204	199,328

(1)          Options granted in 2005 vest as to 25% of the options granted on the first anniversary of the grant date, and as to an additional 1/48th of the options granted each month thereafter, with full vesting occurring on the fourth anniversary date. Under the terms of the Stock Incentive Plan, the Compensation Committee of the Board of Directors, as plan administrator, retains discretion, subject to Stock Incentive Plan limits, to modify the terms of outstanding options.

(2)          Options held by all executive officers that were granted prior to December 31, 2005 become immediately exercisable, without regard to any contingent vesting provision to which such option may otherwise be subject, upon the occurrence of certain change-in-control events. Vesting acceleration, if any, of options granted on or after January 1, 2006, will be determined by the administrator of the Stock Incentive Plan in granting each particular option.

(3)          These calculations are based on certain assumed annual rates of appreciation as required by rules adopted by the Securities and Exchange Commission. Under these rules, an assumption is made that the shares underlying the stock options shown in this table could appreciate at rates of 5% and 10% per annum on a compounded basis over the five-year term of the stock options. Actual gains, if any, on stock option exercises are dependent on the future performance of our common stock and overall stock market conditions. There can be no assurance that amounts reflected in this table will be achieved.

(4)          Mr. Harker and Mr. Yonker’s options terminated 90 days after their respective termination dates.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

The following table provides information concerning the exercise of options during 2005 and unexercised options held as of the end of the fiscal year, with respect to the named executive officers.

Name	Number of Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options At FY-End Exercisable/ Unexercisable			Value of Unexercised In-The-Money Options At FY-End (1) Exercisable/ Unexercisable
C. Kyle Ranson	—	—	375,001	/	49,999	$—	/	$—
Scott Ballantyne	—	—	50,000	/	—	—	/	—
John B. Daines	—	—	58,437	/	—	—	/	—
Joseph O’Sullivan	—	—	60,000	/	25,000	—	/	12,750
Roger Rowe	—	—	106,250	/	15,000	—	/	7,650
John V. Harker	—	—	845,158	/	—	—	/	—
Michael D. Yonker	—	—	338,200	/	—	—	/	—

(1)          Market value of the underlying securities at December 31, 2005, $4.01 per share, minus exercise price of the unexercised options.

Restricted Stock Awards in Last Fiscal Year

The following table provides information concerning the grant of restricted stock pursuant to our Stock Incentive Plan during 2005 with respect to the named executive officers.

Name	Number Of Shares (#)	Period Until Maturation
C. Kyle Ranson(1)(2)	5,000	3 years
Scott Ballantyne(3)	60,000	4 years
Scott Ballantyne(1)(2)	3,748	3 years
John B. Daines(1)(2)	2,250	3 years
Joseph O’Sullivan(1)(2)	5,000	3 years
Roger Rowe(1)(2)	2,167	3 years
John V. Harker	—	—
Michael D. Yonker(1)(2)	2,633	3 years

(1)          Restricted stock is awarded based on a ratio of one share for every two shares purchased up to a maximum of 5,000 shares per person for qualifying purchases made during any one calendar year.

(2)          Each share of restricted stock vests at the end of a three-year period of continuous service as an elected or appointed officer or director, beginning with the date of the qualifying purchase. However, if the shares held or purchased that resulted in the restricted shares being issued are sold prior to the end of the three-year vesting period, a proportionate number of restricted shares as the shares sold will vest at the end of a nine-year period of continuous service as an elected or appointed officer or director. Any unvested restricted stock will become fully vested immediately prior to consummation of a change-in-control.

(3)  Restricted stock was granted to Mr. Ballantyne upon his hiring in March 2005. The restricted stock vests as to 25% of the total grant on each of the first four anniversaries of the grant date until fully vested. Any unvested restricted stock will become fully vested immediately prior to consummation of a change-in-control.

Employment Contracts and Termination of Employment and Change-in-Control Arrangements

Executive Severance Pay Plan

The Executive Severance Pay Plan (the “Executive Plan”) provides for the payment of severance benefits to persons currently serving as executives of InFocus. Under the Executive Plan, covered executives are entitled to receive severance benefits in the event their employment is terminated without cause. In addition, a covered executive is entitled to severance benefits in the event the executive terminates his/her employment for “good reason.” In general, an executive has “good reason” to terminate employment if, within 18 months after a “change-in-control,” one of the following occurs: substantial alteration of the executive’s duties or responsibilities; material reduction of the executive’s pay or benefits; relocation of the executive’s place of employment by more than 35 miles; or failure to pay the executive’s compensation within 10 days of the date it is due.

For executives holding Vice President, Senior Vice President or Executive Vice President titles, the amount of severance or retention benefits payable under the Executive Plan is 12 months of salary continuation. For executives holding Chief Executive Officer and/or President titles, the period of salary continuation is 24 months. In addition to salary continuation, the executives receive a lump sum payment covering the cost of continuing the executive’s health insurance during the period of salary continuation, as well as outplacement services for the salary continuation period. The amount of severance pay is subject to reduction in the event any portion of the payment would be subject to the excise tax imposed under the so-called “golden parachute” provisions of the Internal Revenue Code.

In order to receive severance or retention benefits under the Executive Plan, covered executives must sign a release of any claims against InFocus. In addition, severance payments may be immediately terminated in the event the executive discloses any of our confidential information or violates certain non-competition provisions. There is a six-month delay in commencement of payment of benefits to any executive who is a “specified employee” as that term is used in Section 409A of the Internal Revenue Code.

Stock Option Agreements

The stock option agreements of all executive officers provide that all options held that were granted prior to December 31, 2005 shall become immediately exercisable, without regard to any contingent vesting provision to which such option may otherwise be subject, in the event of the occurrence of a change-in-control. Vesting acceleration, if any, of options granted on or after January 1, 2006, will be determined by the administrator of the Stock Incentive Plan in granting each particular option. In addition, any unvested restricted stock will become fully vested immediately prior to the consummation of a reorganization resulting in a change-in-control.

Compensation Committee Interlocks and Insider Participation

During 2005, the Compensation Committee of the Board of Directors was composed of Messrs. Behrendt (Committee Chair), Hallman, Jacobsen and McDougall. All members of the Compensation Committee are non-employee, outside directors. Although Mr. Ranson, our President and Chief Executive Officer, served on our Board of Directors in 2005 while also an employee and participated in compensation discussions, he did not participate in any deliberations or decisions regarding his own compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes equity securities authorized for issuance with respect to compensation plans as of December 31, 2005:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	5,126,778	$11.30	1,590,941

Equity compensation plans not approved by shareholders	—	—	—
Total	5,126,778	$11.30	1,590,941

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 9, 2006, certain information furnished to us with respect to ownership of our common stock of (i) each director, (ii) the “named executive officers” (as defined under “Executive Compensation”), (iii) all persons known by us to be beneficial owners of more than 5% of our common stock, and (iv) all current executive officers and directors as a group.

	Common Stock (1)
Shareholder	Number of Shares (2)	Percent of Shares Outstanding
Wells Fargo & Company (3)	4,553,050	11.4%
420 Montgomery Street
San Francisco, CA 94104

FMR Corp. (4)	3,962,700	10.00%
82 Devonshire Street
Boston, Massachusetts 02109

Dimensional Fund Advisors (5)	3,184,629	8.0%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Royce & Associates, LLC (6)	2,402,000	6.0%
1414 Avenue of the Americas
New York, NY 10019

David J. Green and Company, LLC (7)	2,224,907	5.6%
599 Lexington Avenue
New York, New York 10022

C. Kyle Ranson	492,501	1.2%

Michael R. Hallman	198,601	*

Peter D. Behrendt	171,638	*

John V. Harker	140,732	*

Roger Rowe	115,750	*

Duane C. McDougall	97,000	*

Joseph O’Sullivan	93,113	*

Svein S. Jacobsen	75,000	*

Scott Ballantyne	74,695	*

John B. Daines	65,187	*

Michael D. Yonker	7,898	*

All current executive officers and directors as a group (13 persons)	1,668,477	4.1%

*Less than one percent

(1)           Applicable percentage of ownership is based on 39,799,378 shares of common stock outstanding as of June 9, 2006 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after June 9, 2006 and shares of common stock subject to restricted stock that vests within 60 days after June 9, 2006 are deemed outstanding for computing the percentage ownership of the person holding such options or restricted stock, but are not deemed outstanding for computing the percentage of any other person. The beneficial owner has sole voting and investment powers with respect to such shares unless otherwise noted.

(2)          Includes shares of common stock subject to options exercisable within 60 days after June 9, 2006 as follows:

Name	Number of Options
C. Kyle Ranson	400,001
Michael R. Hallman	138,601
Peter D. Behrendt	125,881
Roger Rowe	106,250
Duane C. McDougall	77,000
Joseph O’Sullivan	67,813
Svein S. Jacobsen	75,000
Scott Ballantyne	50,000
John B. Daines	58,437
All current executive officers and Directors as a group	1,374,625

In addition, Mr. Ranson’s shares also include 2,500 shares of restricted stock that vest within 60 days.

(3)          Information obtained from Schedule 13G dated June 14, 2006 filed by Wells Fargo & Company (“Wells Fargo”), a Parent Holding Company. One entity, Wells Capital Management Incorporated, an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of 4,508,050 of the 4,553,050 shares. Wells Fargo has sole voting power with respect to 3,768,750 of the shares and sole dispositive power with respect to all 4,553,050 of the shares.

(4)          Information obtained from Schedule 13G/A dated February 14, 2005 filed by FMR Corp., a parent holding company. Fidelity Low Priced Stock Fund, in its capacity as an investment advisor, is deemed to be the beneficial owner of the 3,962,700 shares. FMR Corp. does not have any voting power over the 3,962,700 shares.

Members of Edward C. Johnson 3rd’s family are the predominant owners of Class B shares of common stock of FMR Corp., representing approximately 49% of the voting power of FMR Corp. Abigail P. Johnson, a Director of FMR Corp., owns 24.5% and Edward C. Johnson 3rd, Chairman of FMR Corp., owns 12% of Class B shares. The Johnson family and all other Class B shareholders have entered into a shareholders’ voting agreement under which all Class B shares will be voted in accordance with the majority vote of Class B Shares. Accordingly, through their ownership of voting commons tock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed to form a controlling group with respect to FMR Corp.

(5)          Information obtained from Schedule 13G/A dated February 1, 2006 filed by Dimensional Fund Advisors, Inc., an investment advisor registered under Section 203 of the Investment Advisers Act of 1940.

(6)          Information obtained from Schedule 13G dated January 25, 2006 filed by Royce & Associates, LLC., an investment advisor registered under Section 203 of the Investment Advisers Act of 1940.

(7)          Information obtained from Schedule 13G dated February 9, 2006 filed by David J. Green and Company, LLC (“David Green”), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940. David Green has shared voting power with respect to 1,666,907 of the 2,224,907 shares.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accountant Fees and Services

Fees Paid to KPMG LLP Related to 2005 and 2004

	2005	2004
Audit Fees (1)	$1,285,000	$1,189,000
Audit Related Fees (2)	14,000	13,000
Tax Fees (3)	185,000	259,000
All Other Fees(4)	9,000	—
	$1,493,000	$1,461,000

(1)          Represents the audit of the consolidated financial statements, the report on internal control over financial reporting, quarterly reviews and statutory audits of foreign subsidiaries.

(2)          Principally represents the audit of an employee benefit plan.

(3)   Principally represents various forms of tax compliance assistance, both foreign and domestic.

(4)   Principally represents other miscellaneous services.

Pre-Approval Policies

All audit and non-audit services performed by KPMG, and all audit services performed by other independent registered public accountants, must be pre-approved by the Audit Committee or the Audit Committee Chair. These services include, but are not limited to, the annual financial statement audit, statutory audits of our foreign subsidiaries, audits of employee benefit plans, tax compliance assistance, tax consulting and assistance with executing our merger and acquisition strategy. KPMG may not perform any prohibited services as defined by the Sarbanes-Oxley Act of 2002 including, but not limited to, any bookkeeping or related services, information systems consulting, internal audit outsourcing, legal services and management or human resources functions. None of the services disclosed above under “Audit Related Fees” or “Tax Fees” was approved by the Audit Committee pursuant to the waiver of pre-approval provisions set forth in applicable rules of the SEC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
3.1	1990 Restated Articles of Incorporation, as Amended — Incorporated by reference to Exhibit 3.1 to form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.2	Amendment to 1990 Articles of Incorporation — Incorporated by reference to Exhibit 3.2 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.3	Amendments to 1990 Articles of Incorporation — Incorporated by reference to Exhibit 3.3 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.4	1997 Restated Bylaws — Incorporated by reference to Exhibit 3.4 to form 8-K dated June 23, 2000 as filed with the Securities and Exchange Commission on July 7, 2000.

3.5	Amendment to 1997 Restated Bylaws — Incorporated by reference to Exhibit 3.5 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.6	Amendment to 1997 Restated Bylaws — Incorporated by reference to Exhibit 3.6 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

3.7	Amendment to 1997 Restated Bylaws — Incorporated by reference to Exhibit 3.7 to Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 10, 2004.

4.1	See Article VII of Exhibit 3.1

4.2	Shareholder Rights Plan — Incorporated by reference to Exhibit 4 to Form 8-K filed with the Securities and Exchange Commission on July 25, 1997.

4.3

Amendment No. 1 to Shareholder Rights Plan — Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19,1999.

10.1*

1988 Combination Stock Option Plan, as amended — Incorporated by reference to Exhibit 10.1 to Form 10-K for the year ended December 31, 1991, as filed with the Securities and Exchange Commission on March 30, 1992.

10.2*

Amendment No. 5 to 1988 Combination Stock Option Plan — Incorporated by reference to Exhibit 4.2 to Form S-8 (Commission File No. 33—47449), as filed with the Securities and Exchange Commission on April 24, 1992.

10.3*

Amendment No. 6 to 1988 Combination Stock Option Plan — Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

10.4*

Amendment No. 7 to 1988 Combination Stock Option Plan — Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 16, 1995.

10.5*

Amendment No. 8 to 1988 Combination Stock Option Plan — Incorporated by reference to Exhibit 4.1.1 to Form S-8 (Commission File No. 333—15235) as filed with the Securities and Exchange Commission on October 31, 1996.

10.6*

Amendment No. 9 to 1988 Combination Stock Option Plan — Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.

Exhibit No.
10.7*	1998 Stock Incentive Plan — Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 12, 1998.

10.8*

First Amendment to InFocus Corporation 1998 Stock Incentive Plan — Incorporated by reference to Exhibit 99.2 to InFocus’ Registration Statement on Form S-8 (Commission File No. 333—41012), as filed with the Securities and Exchange Commission on July 7, 2000.

10.9*

Second Amendment to InFocus Corporation 1998 Stock Incentive Plan — Incorporated by reference to Exhibit 99.3 to InFocus’ Registration Statement on Form S-8 (Commission File No. 333—41012), as filed with the Securities and Exchange Commission on July 7, 2000.

10.10*

Third Amendment to InFocus Corporation 1998 Stock Incentive Plan — Incorporated by reference to Exhibit 4.4 to Form S-8 (Commission File No. 333—105800), as filed with the Securities and Exchange Commission on June 3, 2003.

10.11*	Amendment to InFocus Corporation 1998 Stock Incentive Plan — Incorporated by reference to Exhibit 10 to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

10.12*	2005 Stock Option Acceleration — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

10.13*

Form of Incentive Stock Option Agreement — Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.14*

Form of Non-Qualified Stock Option Agreement — Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.15*	Summary of 2006 Executive Incentive Compensation Grants — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

10.16*

Officer and Director Stock Ownership Program, effective April 22, 1998, as amended January 22, 1999 and October 18, 2000 — Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.17*

Form of Restricted Stock Agreement — Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.18*

Directors’ Stock Option Plan — Incorporated by reference to Exhibit 4.3 to InFocus’ Registration Statement on Form S-8 (Commission File No. 33—57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.19*

Amendment No. 1 to Directors’ Stock Option Plan — Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

10.20*

Amendment No. 2 to Directors’ Stock Option Plan — Incorporated by reference to Exhibit 4.2.2 to Form S-8 (Commission File No. 333—15235), as filed with the Securities and Exchange Commission on October 31, 1996.

10.21*

Amendment No. 3 to Directors’ Stock Option Plan — Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.22*

Amendment No. 4 to Directors’ Stock Option Plan — Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

Exhibit No.
10.23*

Form of Directors’ Stock Option Agreement — Incorporated by reference to Exhibit 4.3.1 to Form S-8 (Commission File No. 33—57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.24*	2005 InFocus Corporation Corporate Executive Severance Plan — Incorporated by reference to Exhibit 10 to Form 8-K filed with the Securities and Exchange Commission on September 16, 2005.

10.25*	2006 Executive Bonus Plan — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 8, 2006.

10.26*	Summary of 2006 Executive Incentive Compensation Grants — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

10.27*	Amendment to Non—employee Director Stock Option Package — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 19, 2006.

10.28

Commercial Lease Agreement for the Company’s facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and InFocus Corporation — Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.29

Lease Agreement — Basic Lease Information by and between GED—IFC, LLC and InFocus Corporation, dated August 28, 2000 — Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 19, 2001.

10.30

Facility Lease Agreement, dated October 1, 2002 between Maatschap World Trade Center Amsterdam and InFocus International B.V. — Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.31

Facility Lease Agreement, dated June 9, 2000 between Vaerste AS and InFocus Corporation — Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.32

Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. Dated September 13, 2002 — Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005. Confidential treatment has been requested for certain portions of this exhibit.

10.33

Second Amendment to Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. dated January 13, 2005 (Note — there is no First Amendment to this agreement) — Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.34

Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc. dated as of October 25, 2004 — Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.35

First Amendment to Credit Agreement, Security Agreement, and Waiver between InFocus Corporation and Well Fargo Foothill, Inc., dated November 29, 2004 — Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.36

Second Amendment to Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc., dated December 13, 2004 — Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.37

Third Amendment to Credit Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated May 6, 2005 — Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on May 10, 2005.

Exhibit No.
10.38

Fourth Amendment to Credit Agreement, Second Amendment to Security Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated November 4, 2005 — Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 9, 2005.

10.39

Fifth Amendment to Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc. dated June 7, 2006 — Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 9, 2006.

10.40

Shareholders Agreement among InFocus Corporation, a Cayman subsidiary of InFocus Corporation, TCL Corporation and TCL Optoelectronic Tech (Shenzhen) Co. Ltd., dated as of December 14, 2004, with respect to South Mountain Technologies, Ltd. — Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 20, 2004.

10.41

Manufacturing and Supply Agreement, dated May 25, 2006, by and between InFocus Corporation and Hon Hai Precision Industry Company Limited — Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 1, 2006. Confidential treatment has been requested for certain portions of this exhibit.

10.42

Original Equipment Manufacturer Agreement, effective December 1, 2005, by and between InFocus Corporation and Texas Instruments Confidential treatment has been requested for certain portions of this exhibit.

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

Date: June 26, 2006	INFOCUS CORPORATION

	By	/s/ C. KYLE RANSON
C. Kyle Ranson
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 26, 2006:

Signature	Title

/s/ C. KYLE RANSON	Director, President and Chief Executive Officer
C. Kyle Ranson	(Principal Executive Officer)

/s/ ROGER ROWE	Vice President, Finance, Chief Financial Officer
Roger Rowe	and Secretary (Principal Financial and Accounting Officer)

/s/ PETER D. BEHRENDT	Director
Peter D. Behrendt

/s/ MICHAEL R. HALLMAN	Director
Michael R. Hallman

/s/ SVEIN S. JACOBSEN	Director
Svein S. Jacobsen

/s/ DUANE C. MCDOUGALL	Director
Duane C. McDougall

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of InFocus Corporation:

We have audited the accompanying consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss)  and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of InFocus Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 21, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Portland, Oregon
June 21, 2006

InFocus Corporation
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$53,105	$17,032
Marketable securities	1,199	26,291
Restricted cash, cash equivalents, and marketable securities	25,813	23,316
Accounts receivable, net of allowances of $8,198 and $10,813	70,883	105,811
Inventories	58,427	144,731
Consigned inventories	8,027	10,375
Income taxes receivable	1,393	1,994
Deferred income taxes	919	1,063
Land held for sale	4,469	—
Other current assets	21,782	23,866
Total Current Assets	246,017	354,479

Restricted marketable securities	—	2,829
Property and equipment, net of accumulated
depreciation of $20,414 and $38,366	2,747	16,747
Deferred income taxes	193	1,636
Other assets, net	14,931	8,182
Total Assets	$263,888	$383,873

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term borrowings	$—	$16,198
Accounts payable	69,968	64,917
Related party accounts payable	4,706	—
Payroll and related benefits payable	2,241	5,043
Marketing incentives payable	6,541	8,899
Accrued warranty	10,986	10,986
Other current liabilities	11,217	8,230
Total Current Liabilities	105,659	114,273

Long-Term Liabilities	3,038	2,967

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized;
shares issued and outstanding: 39,711,578
and 39,635,771	90,037	89,777
Additional paid-in capital	76,133	75,835
Accumulated other comprehensive income:
Cumulative currency translation adjustment	24,200	35,359
Unrealized gain on equity securities	745	21,792
Retained earnings (accumulated deficit)	(35,924)	43,870
Total Shareholders’ Equity	155,191	266,633
Total Liabilities and Shareholders’ Equity	$263,888	$383,873

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2005	2004	2003
Revenues	$532,099	$648,941	$604,490
Cost of revenues	499,327	535,031	545,049
Gross margin	32,772	113,910	59,441

Operating expenses:
Marketing and sales	64,292	70,421	73,123
Research and development	20,847	28,864	33,214
General and administrative	23,360	24,423	27,673
Restructuring costs	11,050	1,950	6,650
Long-lived asset impairment	9,813	—	26,400
Regulatory assessments	1,600	—	—
	130,962	125,658	167,060
Loss from operations	(98,190)	(11,748)	(107,619)

Other income (expense):
Interest expense	(612)	(191)	(242)
Interest income	1,772	1,407	1,734
Other, net	17,130	16,704	113
	18,290	17,920	1,605
Income (loss) before income taxes	(79,900)	6,172	(106,014)
Provision (benefit) for income taxes	(106)	(1,401)	3,499
Net income (loss)	$(79,794)	$7,573	$(109,513)

Basic net income (loss) per share	$(2.02)	$0.19	$(2.78)

Diluted net income (loss) per share	$(2.02)	$0.19	$(2.78)

Shares used in per share calculations:
Basic	39,598	39,531	39,391
Diluted	39,598	40,418	39,391

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For  the Years Ended December 31, 2005, 2004 and 2003
(In thousands, except share amounts)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive	Total
	Common Stock		Paid-In	(Accumulated	Income	Shareholders
	Shares	Amount	Capital	Deficit)	(Loss)	Equity
Balance at December 31, 2002	39,339,638	$88,035	$75,760	$145,810	$11,898	$321,503

Comprehensive income (loss):
Net loss	—	—	—	(109,513)	—	(109,513)
Currency translation adjustment	—	—	—		19,733	19,733
Unrealized gain on marketable equity securities	—	—	—		5,329	5,329
						(84,451)
Shares issued pursuant to stock plans	180,371	752	—	—	—	752
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	75	—	—	75
Balance at December 31, 2003	39,520,009	88,787	75,835	36,297	36,960	237,879

Comprehensive income:
Net income	—	—	—	7,573	—	7,573
Currency translation adjustment	—	—	—	—	6,751	6,751
Unrealized gain on marketable equity securities	—	—	—	—	13,440	13,440
						27,764
Shares issued pursuant to stock plans	115,762	990	—	—	—	990
Balance at December 31, 2004	39,635,771	89,777	75,835	43,870	57,151	266,633

Comprehensive loss:
Net loss	—	—	—	(79,794)	—	(79,794)
Currency translation adjustment	—	—	—	—	(11,159)	(11,159)
Unrealized gain on marketable equity securities	—	—	—	—	(21,047)	(21,047)
						(112,000)
Stock compensation expense	—	—	298	—	—	298
Shares issued pursuant to stock plans	75,807	260	—	—	—	260
Balance at December 31, 2005	39,711,578	$90,037	$76,133	$(35,924)	$24,945	$155,191

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$(79,794)	$7,573	$(109,513)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	8,925	9,649	16,390
Long-lived asset impairment	9,813	—	26,400
Gain on sale of property and equipment	(104)	(355)	(125)
Gain on sale of marketable securities	(19,406)	(12,967)	—
Deferred income taxes	1,545	527	2,202
Income tax benefit of non-qualified stock option exercises and disqualifying dispositions	—	—	75
Other non-cash (income) expense	1,760	(2,251)	1,078
(Increase) decrease in:
Restricted cash	(3,706)	(12,438)	(446)
Accounts receivable	30,322	13,480	20,868
Inventories, net	80,625	(81,657)	59,787
Consigned inventories	2,348	(7,424)	(2,951)
Income taxes receivable	242	(1,533)	20,002
Other current assets	964	(3,027)	16,555
Increase (decrease) in:
Accounts payable	8,770	(22,607)	(31,310)
Related party accounts payable	4,706	—	—
Payroll and related benefits payable	(2,592)	(1,651)	(1,924)
Marketing incentives payable, accrued warranty and other current liabilities	1,054	(4,183)	(745)
Other long-term liabilities	230	(745)	1,171
Net cash provided by (used in) operating activities	45,702	(119,609)	17,514
Cash flows from investing activities:
Purchase of marketable securities	(11,678)	(29,216)	(39,934)
Maturities of marketable securities	18,670	47,952	12,097
Sale of marketable securities	20,497	17,727	—
Payments for purchase of property and equipment	(6,883)	(8,737)	(8,648)
Proceeds from sale of property and equipment	104	355	125
Payments for investments in patents and trademarks	(1,355)	(1,323)	(867)
Dividend payments received from joint venture	2,960	2,126	275
Cash paid for investment in SMT joint venture	(10,000)	—	—
Cash paid for acquisitions and cost based technology investments	(3,737)	(4,525)	—
Other assets, net	83	950	818
Net cash provided by (used in) investing activities	8,661	25,309	(36,134)
Cash flows from financing activities:
Short term borrowings	—	43,098	—
Repayments on short term borrowings	(16,198)	(26,900)	—
Proceeds from sale of common stock	66	615	527
Net cash provided by (used in) financing activities	(16,132)	16,813	527
Effect of exchange rate on cash	(2,158)	338	8,044
Increase (decrease) in cash and cash equivalents	36,073	(77,149)	(10,049)
Cash and cash equivalents:
Beginning of year	17,032	94,181	104,230
End of year	$53,105	$17,032	$94,181
Supplemental Cash Flow Information
Cash paid during the period for interest	$612	$191	$242
Cash paid during the period for income taxes	$432	$559	$3,760

See accompanying Notes to Consolidated Financial Statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
The consolidated financial statements include the accounts of InFocus Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.
Nature of Operations
We are a worldwide leader in digital projection technology and services, including designing and marketing innovative products for business, government, education and home use. Our products are used in business, education, government and home theater markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving sharing of computer generated and/or video information with an audience.

Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: allowance for uncollectible trade accounts receivables, inventory valuation, sales reserves, product warranties, income taxes, restructuring charges, regulatory assessments and long-lived asset impairment.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. Unrestricted cash equivalents at December 31, 2005 and December 31, 2004, respectively, totaled $6.9 million and $1.9 million, respectively. Marketable securities consist of government and corporate debt instruments and marketable equity securities. Our marketable securities are classified as either “held to maturity” or “available for sale.”  See Note 4 below for additional details regarding our marketable securities.
Letter of Credit, Restricted Cash and Marketable Securities
At December 31, 2005, we had one outstanding letter of credit totaling $20.0 million, which expired on February 2, 2006. The letter of credit was subsequently renewed with an expiration date of May 2, 2006 and further renewed with an expiration date of August 2, 2006. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash, cash equivalents, and marketable securities, which is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.2 million, primarily relates to value added tax and other deposits with foreign jurisdictions.

Allowance for Uncollectible Trade Accounts Receivables
Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade accounts receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt, we may use collection agencies to work with the customer to receive payment in return for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Bad debt expense/ (recovery) totaled $(0.4) million, $0.5 million and $3.8 million, respectively, in 2005, 2004 and 2003. Our allowance for uncollectible accounts totaled $2.0 million and $3.9 million, respectively, at December 31, 2005 and 2004 and is included on the consolidated balance sheets as a reduction of accounts receivable.

Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate any identified inventory exposure. Raw materials and components and work in progress with quantities in excess of forecasted usage are reviewed at least quarterly by our service planning, operating and finance personnel for obsolescence. Such raw material and work in progress write-downs are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed quarterly by sales, finance and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2005 and 2004, our inventory reserves totaled $20.9 million and $17.1 million, respectively, and are recorded as a reduction of inventory on our consolidated balance sheets. See Note 5 below for additional details regarding our inventories.

Land Held for Sale

Land held for sale of $4.5 million as of December 31, 2005 related to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon. On June 5, 2006, we sold the land, receiving net proceeds of $5.1 million and recorded a gain on sale of approximately $0.6 million in the second quarter of 2006.

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

Based on our 2005 operating losses and other market conditions, we performed a review and evaluation of the carrying value of our long-lived assets for impairment in the third quarter of 2005. Pursuant to SFAS No. 144, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis indicated that the book value of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Based on our analyses, we determined that all of our long-lived assets, other than tooling equipment related to current products, were fully impaired.

Accordingly, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005 in order to write-off the remaining book value of our long-lived assets other than tooling equipment used in the production of current products. Of the $9.8 million charge, $7.1 million was related to property and equipment and $2.7 million was allocated to other intangible assets, including the carrying value of capitalized patent and trademark costs. All of the long-lived assets are continuing to be used in operations.

Also, based on significant quarterly operating losses and other market conditions during the first half of 2003, we performed a review and evaluation of the carrying value of our long-lived assets for impairment during the third quarter of 2003. Based on an expected present value analysis, along with under utilization of certain assets, we determined that the book value of certain of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Accordingly, we recorded an impairment charge totaling $26.4 million in the third quarter of 2003, $24.5 million of which was allocated, on a pro-rata basis, to the following categories of property and equipment; furniture and fixtures, manufacturing equipment, engineering equipment, computer software and equipment, and building improvements. The remaining $1.9 million was allocated, on a pro rata basis, to other intangible assets, including the carrying value of patents and trademarks.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the assets (approximately two to five years). Major repairs and maintenance that extend the useful life are capitalized and amortized over the estimated extended useful life of the related asset. Leasehold improvements are amortized over the lease term or the estimated useful life of the asset, whichever is shorter. See Note 6 below for additional details regarding our property and equipment.

Property and equipment is reviewed for impairment at least annually in accordance with SFAS No. 144. As discussed above, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005 in order to write-off all of the remaining book value of our long-lived assets other than tooling equipment used in the production of current products. Of the $9.8 million charge, $7.1 million was allocated to property and equipment. In addition to the impairment charge taken in the third quarter of 2005, in the third quarter of 2003, we recorded an impairment charge totaling $26.4 million, $24.5 million of which was allocated to property and equipment. In the fourth quarter of 2005, we evaluated the necessity for an impairment analysis on our remaining property and equipment and determined that based on the current net book value there was no additional impairment analysis required for our long-lived assets.

Other Assets

Other assets include investments in technology companies accounted for under the cost method, deposits, the carrying amount of investments in unconsolidated joint ventures, and other intangible assets. Investments in technology companies accounted for under the cost method are analyzed for impairment quarterly based on current market conditions and other factors relevant to that investment. The carrying value on our consolidated balance sheets of investments accounted for under the cost method at December 31, 2005 and December 31, 2004, respectively, was $8.0 million and $5.9 million. Based on changes in financing alternatives and strategic shifts that occurred during the first quarter of 2006, we recorded a charge of $7.5 million related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies. Both companies are in the process of raising additional capital to fund future activities at significantly reduced valuations. It is not likely that we will participate in these future funding activities, which will lead to a significant dilution in our ownership interests, thus impairing our current investment. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost based investments to zero at March 31, 2006.

Other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment when changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with SFAS No. 144. Other assets at December 31, 2005 and December 31, 2004, respectively, were $14.9 million and $8.2 million. The increase in other assets of $6.7 million from December 31, 2004 to December 31, 2005 is related to our investment in our 50-50 joint venture SMT, the acquisition of the assets of The University Network, and additional investments in technology companies.

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

Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard one-year or two-year warranty. Our standard one-year warranty is offered on our higher volume value platforms, while our standard two-year warranty is offered on our lower volume, higher priced product platforms.  In addition, for certain customers, products, and regions, the standard warranty period offered may cover a 3 or 4 year period. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.2 million and $1.7 million, respectively, at December 31, 2005 and 2004 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2005 and 2004 totaled $13.8 million, of which $11.0 million is classified as a component of current liabilities and $2.8 million is classified as other long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the aggregate warranty liability (in thousands):

	Year Ended December 31,
	2005	2004	2003
Balance, beginning of period	$13,767	$13,965	$7,886
Reductions for warranty payments made	(19,018)	(15,516)	(22,458)
Warranties issued	14,753	14,181	20,506
Adjustments and changes in estimates	4,265	1,137	8,031
Balance, end of period	$13,767	$13,767	$13,965

Income Taxes
In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and periodically evaluate the need for a valuation allowance to reduce deferred tax assets to realizable amounts in accordance with SFAS No. 109, Accounting for Income Taxes. The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, future capital gains, final U.S. and foreign tax settlements, and the effectiveness of our tax planning strategies in the various relevant jurisdictions. We are also subject to examination of our income tax returns for multiple years by the IRS and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision and related accruals for income taxes.   See Note 7 below for additional details regarding our income taxes.
Fair Value of Financial Assets and Liabilities
We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, inventory, short-term borrowings and accounts payable. We estimate that the recorded value of our monetary assets and liabilities approximates fair value as of December 31, 2005 and 2004.
Foreign Currency Translation
The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the ending exchange rate from the prior period which materially approximates the average exchange rates for each period. Resulting translation adjustments are reflected as other comprehensive income within shareholders’ equity. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of an identifiable foreign currency commitment, a hedge of a foreign currency investment position, or are of a long term-investment nature, are included in the results of operations as incurred.
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

We are exposed to changes in foreign currency exchange rates through the purchase and sale of products denominated in non-functional foreign currencies. We utilize foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in the value of our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. We do not use forward contracts as speculative instruments for trading purposes. All non-functional foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each period with realized and unrealized gains and losses included in other income (expense).  These forward contracts are not designated as qualifying hedges.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts in U.S. dollars as of December 31, 2005 and 2004. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies. The foreign currency amounts have been translated into a U.S. dollar equivalent value using the exchange rate at the reporting date.

Forward contracts outstanding at December 31, 2005 mature in 31 days or less as of December 31, 2005 and were as follows at December 31 2005 and 2004 (in thousands):

	Bought (Sold)
Foreign Currency	2005	2004
Euro	$(45,000)	$7,500
British Pound	4,477	(3,152)
Singapore Dollar	(3,667)	5,273
Swedish Krona	640	(3,192)
Norwegian Kroner	(1,316)	(1,157)
Net amount outstanding	$(44,866)	$5,272

Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using period-end exchange rates was approximately $65.0 million and $88.7 million at December 31, 2005 and 2004, respectively.

Revenue Recognition
Revenue from the sale of products is recognized when title transfers and risk of loss has passed to the customer, which is generally at time of shipment. Revenue from the sale of extended warranty contracts is recognized ratably over the life of the service contract.

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

Historical return rates are monitored on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also regularly monitor and track channel inventory with our significant customers. Variability in channel inventory levels from quarter to quarter is further used to qualitatively adjust our returns reserves. Typically, return rates, on a worldwide basis, have averaged 3% to 4% of sales to customers who are granted such rights. If a dramatic change in the rate of returns were to occur, our estimate of our sales return accrual could change significantly.

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

Our reserves deducted from revenues and accounts receivable for sales returns, price protection and other rebates totaled $6.2 million and $6.9 million, respectively, at December 31, 2005 and 2004. Historically, our actual experience for sales returns, price protection and other sales incentives has not differed materially from our estimates.

Concentrations of Risk
We rely on third party manufacturers for the majority of our product components. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts, and the possibility of increases in component costs. Our supply of products and profitability can be adversely affected by each of these risks.

Certain components used in our products are now available only from single sources. Most importantly, the Digital Light Processing® (DLP®) devices only available from Texas Instruments. We have recently announced that we will focus all future development on DLP® technology, which will make the continued availability of DLP® devices increasingly important.

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

In addition, we have outsourced the manufacturing of our projectors primarily to Funai Electric Company, South Mountain Technologies, our 50-50 joint venture, and Foxconn, which are all manufacturing our products in China. The risks mentioned above related to reliance on suppliers also impact our contract manufacturers. In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, effectively manage the supply chain, manufacture a quality product and provide spare parts in support of our warranty and customer service obligations. Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

We have also outsourced our logistics and service repair functions, most notably to UPS Supply Chain Solutions (UPS). We are reliant on UPS and our other partners to effectively and accurately manage our inventory, service repair and logistics functions. Reliance on these third parties requires training of employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting. Failure to deliver in any one of these areas could have an adverse effect on our results of operations.

We sell our products to a large number of customers worldwide. One distribution customer accounted for 15.1%, 13.3% and 12.4%, respectively, of total revenues for the years ended December 31, 2005, 2004 and 2003. This customer accounted for 16.5% and 12.1%, respectively, of our accounts receivable balance at December 31, 2005 and 2004.

We invest our excess cash with high credit quality financial institutions, which bear minimal risk, and by policy, we limit the amount of credit exposure to any one financial institution.

Employee Benefit Plans
We provide a defined benefit pension plan and a 401(k) plan for certain employees. The 401(k) plan does not allow for direct investment in our common stock. We have a defined benefit plan for certain of our Norwegian employees. The net pension liability related to the defined benefit pension plan was $327,000 and $228,000 at December 31, 2005 and 2004, respectively. Detailed information pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” is not provided due to the immateriality of the defined benefit pension amounts. We match U.S. employee 401(k) contributions up to $6,000, or 5%, of the employee’s pay. We also have various retirement plans in Singapore and certain European regions. The total expense related to all of the plans was $2.0 million, $2.2 million and $2.0 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

Research and Development
Amounts spent on research and development activities are expensed as incurred as research and development expense on the consolidated statements of operations.

Advertising Costs
Advertising costs, which are included in sales and marketing expenses, are expensed as incurred in accordance with SOP 93-7. We have certain cooperative advertising programs with our customers based on pre-established percentages of revenue generated from these customers. These obligations are reflected in the statements of operations as a sales and marketing expense as specific documentation is required from the customer evidencing the benefit to the corporation. Advertising expense was $8.0 million, $13.3 million and $15.8 million, respectively, for the years ended December 31, 2005, 2004 and 2003.

Stock-Based Compensation
Beginning January 1, 2006, we account for stock options using SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. Prior to January 1, 2006, as permitted by SFAS No. 123R, we accounted for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income (loss) and net income (loss) per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):
Year Ended December 31,	2005	2004	2003
Net income (loss), as reported	$(79,794)	$7,573	$(109,513)
Add - stock-based employee compensation expense included in reported net income (loss)	485	375	223
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(7,731)	(10,105)	(7,118)
Net loss, pro forma	$(87,040)	$(2,157)	$(116,408)

Net income (loss) per share — basic, as reported	$(2.02)	$0.19	$(2.78)

Net loss per share — basic, pro forma	$(2.20)	$(0.05)	$(2.96)

Net income (loss) per share — diluted, as reported	$(2.02)	$0.19	$(2.78)

Net loss per share — diluted, pro forma	$(2.20)	$(0.05)	$(2.96)

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2005	2004	2003
Risk-free interest rate	3.72% - 4.35%	2.86% - 3.85%	2.50% - 3.27%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	3.9	3.8	4.3
Expected volatility	71.5% - 78.6%	78.4% - 81.1%	81.6% - 828%.

Using the fair value method, the total value of stock awards and options granted during 2005, 2004 and 2003 was $3.4 million, $3.7 million and $8.1 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of stock awards and options granted during 2005, 2004 and 2003 was $3.34 per share, $5.19 per share and $3.80 per share, respectively.

In December 2004, May 2005 and December 2005, the Compensation Committee of our Board of Directors approved an acceleration of vesting of certain employee stock options. As a result of the acceleration, we reduced our future exposure to effects of SFAS 123R, which requires companies to recognize in their statement of operations the grant-date fair value of stock options issued to employees.  Following is information regarding the accelerations:

Acceleration date	Number of options affected	Price of affected options	Percentage of total outstanding options	Estimated stock-based compensation savings in 2006	Estimated stock-based compensation savings in 2007
December 20, 2004	585,727	>$11.21	11%	$0.5 million	—
May 3, 2005	889,633	>$5.46	17%	$1.4 million	$1.2 million
December 8, 2005	540,382	>$5.43	10%	$0.7 million	$0.4 million

Net Income (Loss) Per Share
Basic net income (loss) per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic and diluted EPS are the same for 2005 and 2003 as we were in a net loss position. Following is a reconciliation of the shares used for our basic EPS and diluted EPS calculation in 2004 (in thousands).

Year Ended December 31,	2004
Shares used for basic EPS	39,531
Dilutive effect of stock options calculated using the treasury stock method	810
Unvested restricted stock	77
Shares used for diluted EPS	40,418

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

Year Ended December 31,	2005	2004	2003
Stock options	5.3 million	2.9 million	5.2 million

Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity.

Segment Reporting
We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131, we have determined that we operated in one segment during 2005, 2004 and 2003.

2. NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees. SFAS No. 123R is effective for annual periods beginning after June 15, 2005. Accordingly, we adopted SFAS No. 123R effective January 1, 2006. See Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation above for an estimate of how SFAS No. 123R would have affected results of operations in 2005, 2004 and 2003. The adoption of SFAS No. 123R will not have any effect on our cash flows.

SFAS No. 151

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs; an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We early adopted SFAS No. 151 on January 1, 2005. The adoption of SFAS No. 151 did not have any impact on our financial position, results of operations, or cash flows.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which amends a portion of the guidance in Accounting Principles Board Opinion (APB) No. 29, “Accounting for Non-monetary Transactions.”  Both SFAS No. 153 and APB No. 29 require that exchanges of non-monetary assets be measured based on fair value of the assets exchanged. APB No. 29, however, allowed for non-monetary exchanges of similar productive assets. SFAS No. 153 eliminates that exception and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Accordingly, we adopted SFAS No. 153 on January 1, 2005. The adoption of SFAS No. 153 did not have any impact on our financial position, results of operations, or cash flows.

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

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No 133 and 140.”  SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

FASB Interpretation No. 47

In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations; an interpretation of FASB Statement No. 143,” which requires companies to recognize the fair value of a conditional asset retirement obligation prior to the retirement of the asset even when the timing and/or method of settlement is conditional on a future event that may or may not be within the control of the entity. FIN 47 was effective for us as of December 31, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

FASB Staff Position No. 143-1

In June 2005, the FASB issued FASB Staff Position No. 143-1 (“FSP 143-1”), “Accounting for Electronic Equipment Waste Obligations,” which addresses the accounting for obligations associated with Directive 2002/96/EC on Waste Electrical And Electronic Equipment adopted by the European Union. FSP 143-1 became effective for us as of June 30, 2005. The adoption of FSP 143-1 did not have a material impact on our financial position, results of operations or cash flows.

3.              RESTRUCTURING:

In April 2003, we announced a restructuring plan to streamline our management, administrative and support functions and leverage our research and development investment through co-development efforts. Pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we recorded a restructuring charge related to these actions of $3.7 million in the second quarter of 2003, primarily for severance related costs. We recorded an additional charge of $3.0 million in the fourth quarter of 2003 and of $0.5 million in 2004 for consolidating employees at our research and development, factory repair and logistics site in Wilsonville, Oregon into our corporate headquarters building and for the continued transfer of our logistics and factory repair activities to an outsourced provider.

On December 14, 2004, we committed to a plan of restructuring associated with streamlining our operations in Fredrikstad, Norway. Upon formation of a new research and development subsidiary in Norway for our joint venture, South Mountain Technologies (“SMT”), a majority of our current research and development team transitioned to SMT. As a result, we absorbed or transitioned all other business activities occurring at our Fredrikstad, Norway site within other areas of the company. We incurred a charge in the fourth quarter of 2004 totaling $1.5 million for these activities, primarily related to employee severance costs.

In 2005, we incurred restructuring charges totaling $11.1 million primarily related to reductions in headcount that took place or will take place as part of a restructuring plan that was announced in September 2005. The goal of the restructuring plan is to simplify the business and help return us to profitability. The majority of these actions, including the elimination of several senior executive and management positions, as well as other headcount reductions, were completed either in the third or fourth quarter of 2005, with the remainder to be completed in the first half of 2006. These actions resulted in a total charge of $6.3 million and were recorded in the third and fourth quarter of 2005. The 2005 restructuring charge also includes $1.1 million related to severance charges for changes in supply chain management and realignment of our European sales force and $3.7 million related to our December 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway.

We recorded an additional restructuring charge related to our 2005 restructuring plan in the first quarter of 2006 totaling approximately $1.1 million, primarily related to international facility consolidation activities.

At December 31, 2005, we had $5.0 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of the first quarter of 2006 and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals.

The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2004	2005 Charges	2005 Amounts Paid	Accrual at December 31, 2005
Severance and related costs	$1,867	$6,615	$6,169	$2,313
Lease loss reserve	359	3,155	1,228	2,286
Other	—	987	575	412
Total	$2,226	$10,757	$7,972	$5,011

The total restructuring charges in 2005, 2004 and 2003 were as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Severance and related costs	$6,615	$1,500	$5,235
Lease loss reserve	3,155	450	1,101
Stock-based compensation	293	—	—
Other	987	—	314
Total	$11,050	$1,950	$6,650

4.              MARKETABLE SECURITIES:

We account for our marketable securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.”  Accordingly, the held to maturity securities are recorded at amortized cost and the available for sale securities are recorded at fair value with unrealized gains and losses reported in a separate component of shareholders’ equity. Certain information regarding our marketable securities, which include cash equivalents, was as follows (in thousands):

Held to Maturity	December 31, 2005	December 31, 2004
Fair Market Value	$30,455	$28,420
Amortized Cost:
Federal Government	$5,951	$15,697
Corporate	24,523	12,810
Total	$30,474	$28,507
Maturity Information:
Less than one year	$30,474	$25,678
One to five years	—	2,829
Total	$30,474	$28,507

Available for Sale	December 31, 2005	December 31, 2004
Fair market value	$1,198	$23,291
Cost:
Corporate equities	$453	$1,499

Gains and losses on the sale of marketable securities are calculated using the specific identification method. We record, as a separate component of shareholders’ equity, the unrealized gains and losses on available for sale securities. At December 31, 2005, we had unrealized gains of $0.9 million and unrealized losses of $0.2 million included in our available for sale securities balance.

At December 31, 2004, we had unrealized gains of $21.8 million and no unrealized losses included in our available for sale securities balance.

We recognized realized gains on sales of equity securities in 2005 and 2004 of $19.4 million $13.2 million respectively that are recorded as a component of other income on our consolidated statements of operations. We had no recognized realized gains on sales of equity securities in 2003. See Note 12 below.

5.              INVENTORIES:

The components of inventory were as follows (in thousands):

December 31,	2005	2004
Lamps and accessories	$4,606	$11,211
Service inventories	19,543	32,417
Finished goods	34,278	101,103
Total non-consigned inventories	$58,427	$144,731

Consigned finished good inventories	$8,027	$10,375

Total inventories	$66,454	$155,106

We classify our inventory in four categories: finished goods, lamps and accessories, service inventories and consigned finished goods inventories. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can be either sold as new or used in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors, and projectors in the process of being repaired. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $20.9 million and $17.1 million, respectively, as of December 31, 2005 and 2004.

6.              PROPERTY AND EQUIPMENT:

The components of property and equipment are as follows (in thousands):

		December 31,
	Estimated Useful Lives	2005	2004
Furniture and fixtures	3 - 5 years	$1,523	$3,983
Manufacturing equipment	1.5 to 3 years	11,988	27,940
Engineering equipment	5 years	1,932	2,627
Computer software and equipment	3 to 5 years	7,172	13,449
Buildings, land and improvements	Shorter of 10 years or life of lease	546	7,114
		23,161	55,113
Less accumulated depreciation		(20,414)	(38,366)
		$2,747	$16,747

Pursuant to SFAS No. 144, we recorded an impairment charge related to our property and equipment totaling $7.1 million in 2005. See Note 1 for additional information regarding this impairment charge.

Land owned by the company with a cost of $4.5 million was reclassified during 2005 as land held for sale when the company made the decision to sell the land. See Note 1 and Note 16 for additional information regarding land held for sale.

7.              INCOME TAXES:

The components of income (loss) before income taxes and the provision (benefit) for income taxes are as follows (in thousands):

Year Ended December 31,	2005	2004	2003

Income (loss) before income taxes:
U.S.	$(64,039)	$5,779	$(81,718)
Foreign	(15,861)	393	(24,296)
	$(79,900)	$6,172	$(106,014)

Tax provision (benefit):
Federal and State:
Current	$383	$430	$(741)
Deferred	(39,863)	(126,997)	(31,274)
Increase in valuation allowance	39,863	126,997	31,274
	383	430	(741)
Foreign:
Current	(2,076)	(2,358)	2,100
Deferred	(6,180)	1,578	(5,282)
Increase in valuation allowance	7,767	(1,051)	7,422
	(489)	(1,831)	4,240
Total	$(106)	$(1,401)	$3,499

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.

The reconciliation between the effective income tax rate and the U.S. federal statutory income tax rate is as follows:

Year Ended December 31,	2005	2004	2003
U.S. federal statutory income tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal benefit	0.1	1.6	0.2
Effect of foreign taxes, net	0.1	10.5	2.3
Research and development tax credit	—	(3.2)	(0.8)
Tax exempt interest	—	—	(0.2)
Change in valuation allowance	35.0	32.3	37.5
Resolution of tax authority items	—	(11.2)	—
Reduction of tax reserves for resolved items	(1.0)	(72.0)	—
Income from equity investments	0.8	(11.3)	—
Other	(0.1)	(4.4)	(0.7)
Effective income tax rate	(0.1)%	(22.7)%	3.3%

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial statement reporting and income tax purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our deferred tax assets and liabilities consist of the following as of the end of the periods shown below (in thousands):

December 31,	2005	2004
Current Deferred Tax Assets Accounts receivable reserves	$4,479	$5,271
Inventory reserves	1,215	1,063
Tax loss and credit carry forwards	1,588	3,054
Accrued warranty	4,572	5,004
Accrued expenses	4,654	2,761
Other	1,151	1,718
Total Current Deferred Tax Assets	17,659	18,871

Current Deferred Tax Liabilities
Deferred gains	(1,791)	(2,903)
Prepaid expenses	(1,081)	(1,283)
Total Current Deferred Tax Liabilities	(2,872)	(4,186)
Valuation Allowance	(13,868)	(13,622)
Total Current Deferred Taxes	$919	$1,063

Non-Current Deferred Taxes
Tax loss and credit carry forwards	$124,292	$72,612
Accrued warranty	1,043	1,220
Capitalized research and development costs	5,313	6,118
Depreciation differences	8,271	3,103
Goodwill	87,804	97,579
Other	1,490	1,640
Total Non-Current Deferred Tax Assets	$228,213	$182,272
Valuation Allowance	(228,020)	(180,636)
Total Non-Current Deferred Taxes	$193	$1,636
Total Deferred Taxes	$1,112	$2,699

SFAS No. 109 requires that the tax benefits described above be recorded as an asset. We then assess such assets to determine if it is “more likely than not” they will be realized; if not a valuation allowance is required to be recorded. Based on this guidance, we currently record a valuation allowance against substantially all of our net deferred tax assets. At December 31, 2005, we had U.S. federal NOLs and U.S. state NOLs totaling approximately $221.0 million and $212.8 million, respectively. The federal NOLs begin to expire in the year 2022 whereas the state NOLs begin to expire between 2006 and 2022 depending on the state. We also have foreign NOLs totaling approximately $86.2 million, most of which have an unlimited carry forward period. Additionally, we have various U.S. and foreign tax credits available aggregating $7.8 million expiring in the years 2010 through 2022 and AMT tax credits available aggregating $2.1 million that have no expiration date.

Total deferred tax assets increased from $201.1 million at December 31, 2004 to $245.9 million at December 31, 2005, primarily due to current year NOLs in U.S. and foreign tax jurisdictions. Total deferred tax liabilities decreased from $4.2 at December 31, 2004 million to $2.9 million at December 31, 2005.  Total valuation allowance increased from $194.3 million to $241.9 million in 2005, primarily due to uncertainties of realizing certain U.S. and foreign net operating loss carry forwards.

We have undistributed earnings of foreign subsidiaries of approximately $0.8 million at December 31, 2005, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits and an offset against U.S. NOLs) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of complexities associated with its hypothetical calculation.

8.              LINE OF CREDIT:

We have a two-year revolving credit facility with Wells Fargo Foothill, Inc. (“WFF”), which expires in October 2006. Pursuant to the terms of the agreement and its amendments, we may borrow up to $25 million subject to a borrowing base determined on eligible accounts receivable. In connection with the credit facility, we also entered into a security agreement granting WFF a continuing security interest in our personal property excluding intellectual property and other miscellaneous property. The credit facility also secures our obligations to Wells Fargo Bank and its affiliates for various banking products such as credit card facilities, cash management services and foreign currency hedging agreements.

Interest on outstanding borrowings is at prime plus 1.5%. At December 31, 2005 the interest rate was 8.75% and at no time will the interest rate be below 4%. We may issue letters of credit under the credit facility in amounts up to $25 million. Fees for letters of credit are 1.5% of the principal amount of the letter of credit. The agreement requires us to pay a 0.5% commitment fee over the two-year term and an additional 0.375% per annum on the unused portion of the credit facility.

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

As of March 31, June 30 and September 30, 2005 we were out of compliance with certain of the financial covenants. We had no amounts outstanding under the line of credit as of these dates. The line of credit requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement. Our non-compliance was primarily a result of the operating losses we recognized in 2005. In May 2005 and again in November 2005, we amended the line of credit and received a waiver of prior defaults from Wells Fargo. As part of the November 2005 amendment, we modified the future financial covenants to levels we expect to achieve. In addition, we agreed to certain other conditions including, among other things, allowing cash receipts from customers to flow directly to Wells Fargo to pay down any outstanding borrowings, and reducing the maximum amount that can be advanced under the line from $30 million to $25 million.

9.              LEASE OBLIGATIONS:

We lease a 140,000 square foot facility in Wilsonville, Oregon, which is our corporate headquarters. This lease is non-cancelable and expires in October 2011. We also lease space in Fredrikstad, Norway, Amsterdam, The Netherlands and Hilversum, The Netherlands, under leases expiring on February 1, 2011, September 30, 2007 and September 30, 2008, respectively. We closed our Hilversum, The Netherlands facility in October 2002. We have sublet this entire facility to two separate tenants for a portion of the lease obligation value. We also closed our Fredrikstad, Norway office during 2005 as part of our December 2004 restructuring. We are currently subletting a portion of this facility to various tenants and are actively working on subletting the remaining spaces.

In addition, we have several operating leases for smaller sites in the United States and internationally to support our local sales and support activities. We also lease certain equipment pursuant to operating leases.

Future minimum lease payments, net of estimated sub-lease income, including amounts due for closed facilities for which we have remaining future obligations as of December 31, 2005 were as follows (in thousands):

Year Ending December 31,
2006	$5,709
2007	5,307
2008	3,904
2009	3,580
2010	3,833
Thereafter	2,902
Total minimum lease payments	$25,235

The company entered into agreements to sub-lease portions of its facilities sites in Europe. Under the terms of these agreements sub-lease income is expected to be approximately $0.7 million in 2006, $0.7 million in 2007, $0.4 million in 2008, and $0.1 million in 2009. Future minimum lease payments listed above are net of this expected sub-lease income.

Rental expense for the years ended December 31, 2005, 2004 and 2003 were $5.7 million, $6.9 million and $7.9 million, respectively. There were no capital leases at December 31, 2005.

10.       CONTRACTUAL PAYMENT OBLIGATIONS:

A summary of our contractual commitments and obligations as of December 31, 2005 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2006	2007 and 2008	2009 and 2010	2011 and beyond
Letters of Credit	$20,000	$20,000	$—	$—	$—
Purchase Order Commitments	80,258	80,258	—	—	—
Operating Leases	25,235	5,709	9,211	7,413	2,902
	$125,493	$105,967	$9,211	$7,413	$2,902

11.  INVESTMENTS IN UNCONSOLIDATED CORPORATE JOINT VENTURES AND RELATED PARTY DISCLOSURES:

We account for our investments in unconsolidated joint ventures using the equity method of accounting. The equity method requires us to increase or decrease the carrying amount of our investment by recording our share of the operating results of these entities as a component of other income and expense based on our percentage of ownership of the joint venture and by recording any dividends received from the joint venture. The carrying amount of the investments is reported as a component of other assets on our consolidated balance sheets. We currently have two joint ventures accounted for under the equity method. Our 50/50 joint venture with Motorola, Motif, had a carrying amount of $0.4 million as of December 31, 2005 and our 50/50 joint venture with TCL Corporation, South Mountain Technologies (“SMT”), had a carrying amount of $4.9 million as of December 31, 2005. We earned dividends from Motif totaling $3.7 million, $2.0 million and $0.3 million, respectively, during 2005, 2004 and 2003.

In addition, at December 31, 2005 and December 31, 2004, respectively, related party payables to SMT totaled $4.7 million and $0. There were no material related party receivables from SMT at either December 31, 2005 or December 31, 2004. Related party payables to SMT are for the purchase of product manufactured by SMT for InFocus. SMT began production of projectors for sale to InFocus in 2005 and, therefore we did not have any related party payables to SMT at December 31, 2004.  We made our initial investments in SMT totaling $10.0 million in 2005.

The reporting period for Motif coincides with our reporting period, while we record our share of the operating results of SMT on a one month lag. As a result, the information in the table below for SMT is inclusive of SMT’s operating results through November 30, 2005. Certain statement of operations information related to Motif and SMT was as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Motif
Revenues	$8,742	$5,907	$1,456
Income from operations	$8,588	$5,753	$1,394
Net income	$7,444	$4,722	$1,236

SMT
Revenues	$7,085	$—	$—
Loss from operations	$(10,243)	$—	$—
Net loss	$(10,241)	$—	$—

Certain balance sheet information related to Motif and SMT was as follows (in thousands):

	Year Ended December 31,
	2005	2004
Motif
Current Assets	$2,892	$1,530
Non-current Assets	—	—
Total Assets	$2,892	$1,530

Current Liabilities	$2,181	$923
Non-current liabilities	—	—
Total Liabilities	$2,181	$923

SMT
Current Assets	$23,805	$—
Non-current Assets	1,103	—
Total Assets	$24,908	$—

Current Liabilities	$14,985	$—
Non-Current Liabilities	—	—
Total Liabilities	$14,985	$—

Other income (expense) related to our share of Motif and SMT profits and losses were as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Motif	$3,722	$2,361	$618
SMT	(5,185)	—	—
	$(1,463)	$2,361	$618

12.       OTHER INCOME (EXPENSE):

Other income (expense) included the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Realized gain on the sale of equity securities	$19,396	$13,245	$—
Income related to the profits of Motif, 50-50 joint venture	3,722	2,361	618
Expense related to losses of SMT, 50-50 joint venture	(5,185)	—	—
Gains (losses) related to foreign currency transactions	(853)	826	523
Write-down of certain cost-based investments in technology companies	—	—	(724)
Other	50	272	(304)
	$17,130	$16,704	$113

Included in expense related to losses on SMT joint venture is the elimination of our portion of unrealized intercompany profit in inventory at December 31, 2005 of $0.1 million. The elimination results in a reduction of our inventory and an increase in the loss recognized of this amount.

13.       SHAREHOLDERS’ EQUITY:

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

At December 31, 2005, we had 6,525,983 shares of common stock reserved for issuance under the above plans. Activity under the above plans is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2002	858	4,621	$17.63
Additional shares reserved	1,950	—	—
Restricted shares granted	(73)	—	—
Restricted shares canceled	14	—	—
Options granted	(2,054)	2,054	5.98
Options canceled	1,148	(1,531)	18.90
Options exercised	—	(122)	4.48
Balances, December 31, 2003	1,843	5,022	12.59
Restricted shares granted	(5)	—	—
Options granted	(703)	703	8.76
Options canceled	520	(564)	13.21
Options exercised	—	(111)	5.49
Balances, December 31, 2004	1,655	5,050	12.00
Restricted shares granted	(84)	—	—
Restricted shares canceled	11	—	—
Options granted	(932)	932	5.21
Options canceled	941	(1035)	10.15
Options exercised	—	(12)	5.10
Balances, December 31, 2005	1,591	4,935	$11.12

The weighted average per share fair value of restricted stock granted in 2005, 2004 and 2003 was $5.76, $8.96 and $5.09, respectively.

Our Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) provided for the issuance of stock options covering a total of 400,000 shares of our common stock to members of our board of directors who were not employees at any time during the preceding year (“Eligible Directors”). The Directors’ Plan expired August 22, 2002 and, therefore, no options will be granted under this plan in the future. All Eligible Director Options vest six months after the date of grant. At December 31, 2005 we had reserved 191,986 shares of common stock for issuance under the Directors’ Plan. Activity under the Directors’ Plan is summarized as follows (in thousands, except per share amounts):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2002	—	295	$17.09
Options canceled	—	(73)	20.81
Balances, December 31, 2003	—	222	15.87
Options canceled	—	—	—
Balances, December 31, 2004	—	222	15.87
Options canceled	—	(30)	16.71
Balances, December 31, 2005	—	192	$15.74

Information about stock options outstanding at December 31, 2005 was as follows:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/05	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/05	Weighted Average Exercise Price
$3.01 - $5.02	840,784	4.72	$4.17	426,551	$4.39
5.04 - 5.44	643,429	2.42	5.44	637,860	5.44
5.49 - 6.53	587,575	4.26	6.38	587,575	6.38
6.59 - 8.71	592,960	2.98	8.20	592,960	8.20
8.78 - 11.74	849,160	4.32	10.29	849,160	10.29
11.75 - 17.28	577,521	3.61	15.28	577,521	15.28
17.30 - 21.81	586,699	5.32	20.06	586,699	20.06
22.02 - 53.00	445,150	4.89	28.73	445,150	28.73
53.06 - 53.06	3,500	4.72	53.06	3,500	53.06
$3.01 - $53.06	5,126,778	4.07	$11.30	4,706,976	$11.95

At December 31, 2004 and 2003, 3.5 million and 2.2 million options, respectively, were exercisable at weighted average exercise prices of $14.75 per share and $15.73 per share, respectively.

In December 2004, May 2005 and December 2005, the Compensation Committee of our Board of Directors approved an acceleration of vesting of employee stock options. As a result of the acceleration, we reduced our future exposure to effects of SFAS 123R, which requires companies to recognize in their statement of operations the grant-date fair value of stock options issued to employees. See Note 1 Summary of Significant Accounting Policies - Stock-Based Compensation above for additional details.

14.       GEOGRAPHIC INFORMATION:

Geographic revenue information was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
United States	$331,988	$368,784	$321,132
Europe	124,939	191,007	177,576
Asia Pacific	43,350	56,774	79,025
Other	31,822	32,376	26,757
	$532,099	$648,941	$604,490

Long-lived assets by geographic region were as follows (in thousands):

December 31,	2005	2004
United States	$12,484	$22,137
Europe	179	2,692
Asia Pacific	5,015	100
	$17,678	$24,929

15.       LEGAL CLAIMS AND OTHER CONTINGENCIES:

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

China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities. In mid-May 2003, Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations. The Chinese authorities are questioning the classification of our products upon importation into China. Since we established operations in China in late 2000 through the beginning of the investigation, our Chinese subsidiary imported data projectors. The distinction between a data projector and a video projector is important because the duty rates on a video projector are much higher than on a data projector. If the video projector duty rate were to be applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.

We continue to work closely with the Chinese customs officials to resolve this matter. During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of December 31, 2005, all inventory previously impounded has been released by Shanghai Customs. We have made deposits with Shanghai Customs for the release of inventory totaling $14.4 million as of December 31, 2005. This deposit is recorded in other current assets on our consolidated balance sheets.

The release of any or all of the cash deposit is dependent on final case resolution. At this time, we are not able to estimate when this case will ultimately be resolved or its financial impact on us and therefore have not recorded any expense in our statement of operations related to this matter. However, the amount of any potential duties or penalties imposed upon us at resolution of this case would result in a charge to our statement of operations.

2005 10-K Filing and Audit Committee Investigations

On March 9, 2006 we announced a delay in filing our annual report on Form 10-K to allow for the completion of internal investigations initiated by our Audit Committee and completion of related audit procedures by our registered independent auditors.

In July 2005, we self-disclosed possible infractions of U.S. export law to the Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries. Our Audit Committee commenced an investigation and engaged independent counsel to assist with this process. The results of the independent investigation were submitted to OFAC and the Bureau of Industry and Security (“BIS”) in March 2006 for their review. Upon completion of the investigation, it was apparent that the severity of the situation was significantly less than initially thought. In June 2006, OFAC notified us that it was closing the matter by issuing a cautionary letter in lieu of any further enforcement action. BIS is currently in the process of conducting their review of our findings. We originally accrued an estimated charge of $1.6 million for potential regulatory assessments during the second quarter of 2005 and will make adjustments as needed upon completion of the BIS review and final resolution of this matter.

In February 2006, as part of the document review related to the OFAC investigation, written communications were reviewed that raised potential concerns regarding the effectiveness of our financial controls and policies regarding revenue recognition. After consultation with our independent registered auditors, our Audit Committee commenced an investigation and engaged independent counsel and accounting experts to assist with the investigation into this matter. In June 2006, after an extensive document review and interviewing relevant current and former employees, independent counsel issued a report to the Audit Committee concluding that we employ sound and appropriate revenue recognition practices and procedures. The investigation did not identify any situation that would require restatement of financial statements for any prior periods nor any material weaknesses in internal controls. After reviewing the report, our Audit Committee adopted these findings and closed the investigation.

In January 2006, we received an unsubstantiated anonymous communication alleging that certain persons employed by our Chinese subsidiary had engaged in improper business practices. Again, after consultation with our independent registered auditors, our Audit Committee commenced an investigation and engaged independent counsel to assist with the investigation into this matter. In June 2006, after an extensive document review and interviewing relevant current and former employees, independent counsel issued a report to the Audit Committee concluding that their was no basis for these allegations. The investigation did not identify any situation that would require restatement of financial statements of any prior periods nor any material weaknesses in internal controls. After reviewing the report, our Audit Committee adopted these findings and closed the investigation.

On March 20, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed our annual report on Form 10-K for the fiscal year ended December 31, 2005. In April 2006, we participated in an oral hearing with a Nasdaq listing qualifications panel in which we presented our plan for filing both the 2005 Form 10-K and our Form 10-Q for the quarterly period ended March 31, 2006. On April 26, 2006, we received notice that the panel determined to continue the listing our shares on the Nasdaq National Market, subject to certain conditions, including the filing of the Form 10-K on or before July 7, 2006 and the filing of the Form 10-Q on or before July 17, 2006.

In addition, we negotiated an extension for providing Wells Fargo Foothill with audited financial statements for fiscal year 2005. The extension was to July 7, 2006 and allowed us to maintain compliance with our line of credit agreement.

16. SUBSEQUENT EVENTS:

Write-Down of Cost Method Investments

Based on changes in financing alternatives and strategic shifts that occurred during the first quarter of 2006, we recorded a charge of $7.5 million related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies. Both companies are in the process of raising additional capital to fund future activities at significantly reduced valuations. It is not likely that we will participate in these future funding activities, which will lead to a significant dilution in our ownership interests, thus impairing our current investment. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost based investments to zero at March 31, 2006.

Land Sale

On June 5, 2006, we sold two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon, receiving net proceeds of $5.1 million and recognizing a gain on the sale of approximately $0.6 million in the second quarter of 2006.

Line of Credit

In June 2006, we amended our line of credit, removing the requirement to reduce the maximum amount that can be advanced under the line by the greater of $5 million or the net proceeds on the sale of land. Thus, the maximum that can be advanced under the line of credit remains at $25 million after completion of the land sale.

Restructuring

We recorded an additional restructuring charge in the first quarter of 2006 related to our 2005 restructuring plan totaling approximately $1.1 million. The charge primarily related to international facility consolidation activities where the impacted facilities were vacated in the first quarter of 2006.

SMT reduced its headcount during the second quarter of 2006 in order to lower its expense run rates until a longer term financing source is secured. To the extent SMT headcount reductions involve former InFocus employees, we are contractually responsible for severance costs for their past service with InFocus. As a result, we will record a restructuring charge during the second quarter of 2006 related to this activity and could incur restructuring charges in future periods if further headcount reductions are required by SMT.

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of InFocus Corporation:

Under date of June 21, 2006, we reported on the consolidated balance sheets of InFocus Corporation (an Oregon Corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2005, which are included in this Form 10-K for the year ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the years ended December 31, 2005, 2004 and 2003. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG LLP

Portland, Oregon
June 21, 2006

SCHEDULE II

InFocus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance	Charged	Charged to		Balance
	at Beginning	to Costs and	Other Accounts -	Deductions -	at End
Description	of Period	Expenses	Describe	Describe (a)	of Period

Year Ended December 31, 2003:

Allowance for uncollectible accounts and sales allowances	$16,455	$21,922	$—	$(26,581)	$11,796

Year Ended December 31, 2004:

Allowance for uncollectible accounts and sales allowances	$11,796	$24,830	$—	$(25,813)	$10,813

Year Ended December 31, 2005:

Allowance for uncollectible accounts and sales allowances	$10,813	$22,519	$—	$(25,134)	$8,198

(a) Charges to the accounts included in this column are for the purposes for which the reserves were created.