Form 10-Q
period 2006-03-31
INFOCUS CORP
filed 2006-06-26
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	39,799,378
(Class)	(Outstanding at June 9, 2006)

INFOCUS CORPORATION

FORM 10-Q

INDEX

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Consolidated Balance Sheets - March 31, 2006 and December 31, 2005 (unaudited)

Consolidated Statements of Operations - Three Months Ended March 31, 2006 and 2005 (unaudited)

Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 5.	Other Information

Item 6.	Exhibits

Signatures

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFOCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)
(unaudited)

	March 31,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$52,131	$53,105
Marketable securities	226	1,199
Restricted cash, cash equivalents, and marketable securities	25,864	25,813
Accounts receivable, net of allowances of $8,009 and $8,198	69,187	70,883
Related party accounts receivable	431	—
Inventories	44,352	58,427
Consigned inventories	5,512	8,027
Income taxes receivable	1,347	1,393
Deferred income taxes	944	919
Land held for sale	4,469	4,469
Other current assets	22,768	21,782
Total Current Assets	227,231	246,017

Property and equipment, net of accumulated depreciation of $18,347 and $20,414	4,278	2,747
Deferred income taxes	189	193
Other assets, net	6,512	14,931
Total Assets	$238,210	$263,888

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$64,719	$69,968
Related party accounts payable	1,565	4,706
Payroll and related benefits payable	2,436	2,241
Marketing incentives payable	6,754	6,541
Accrued warranty	10,986	10,986
Other current liabilities	8,696	11,217
Total Current Liabilities	95,156	105,659

Long-Term Liabilities	3,045	3,038

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,768,178 and 39,711,578	90,796	90,037
Additional paid-in capital	75,758	76,133
Accumulated other comprehensive income:
Cumulative currency translation adjustment	25,895	24,200
Unrealized gain (loss) on equity securities	(159)	745
Accumulated deficit	(52,281)	(35,924)
Total Shareholders’ Equity	140,009	155,191
Total Liabilities and Shareholders’ Equity	$238,210	$263,888

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2006	2005

Revenues	$112,019	$137,016
Cost of revenues(1)	95,276	127,067
Gross margin	16,743	9,949

Operating expenses(1):
Marketing and sales	14,565	16,937
Research and development	4,832	6,131
General and administrative	5,493	5,711
Restructuring costs	1,075	4,700
	25,965	33,479

Loss from operations	(9,222)	(23,530)

Other income (expense):
Interest expense	(107)	(146)
Interest income	516	267
Other, net	(7,412)	9,698
	(7,003)	9,819
Loss before income taxes	(16,225)	(13,711)
Provision for income taxes	132	268
Net loss	$(16,357)	$(13,979)

Basic and diluted net loss per share	$(0.41)	$(0.35)

Shares used in basic and diluted per share calculations	39,605	39,578

(1)             Cost of revenues and operating expenses for the three months ended March 31, 2006 include SFAS 123(R) stock-based compensation expense. See Note 5 to the Consolidated Condensed Financial Statements for  additional information.

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(16,357)	$(13,979)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	589	2,866
Stock-based compensation	374	47
Gain on sale of property and equipment	(33)	(43)
Gain on sale of marketable securities	(809)	(9,218)
Deferred income taxes	(3)	107
Non-cash write-down of cost based investments	7,454	—
Other non-cash (income) expense	355	(323)
(Increase) decrease in:
Restricted cash	(7,217)	2,297
Accounts receivable	2,225	18,744
Related party accounts receivable	(431)	(1,775)
Inventories	14,096	24,499
Consigned inventories	2,515	1,078
Income taxes receivable	76	(38)
Other current assets	(886)	(389)
Increase (decrease) in:
Accounts payable	(5,089)	2,720
Related party accounts payable	(3,141)	—
Payroll and related benefits payable	213	(2,032)
Marketing incentives payable, accrued warranty and other current liabilities	(2,267)	3,584
Other long-term liabilities	11	159
Net cash provided by (used in) operating activities	(8,325)	28,304

Cash flows from investing activities:
Purchase of marketable securities	—	(5,918)
Maturities of marketable securities	7,166	3,700
Proceeds on sale of marketable securities	878	9,700
Payments for purchase of property and equipment	(2,009)	(2,139)
Proceeds from sale of property and equipment	33	43
Cash paid for investments in joint ventures	—	(1,500)
Cash paid for cost based technology investments	—	(2,000)
Other assets, net	545	(531)
Net cash provided by investing activities	6,613	1,355

Cash flows from financing activities:
Repayments on short term borrowings	—	(16,198)
Proceeds from sale of common stock	7	62
Net cash provided by (used in) financing activities	7	(16,136)

Effect of exchange rate on cash	731	(374)

Increase (decrease) in cash and cash equivalents	(974)	13,149

Cash and cash equivalents:
Beginning of period	53,105	17,032
End of period	$52,131	$30,181

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from our 2005 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K. Results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	March 31, 2006	December 31, 2005
Lamps and accessories	$3,306	$4,606
Service inventories	15,512	19,543
Finished goods	25,534	34,278
Total non-consigned inventories	$44,352	$58,427

Consigned finished good inventories	$5,512	$8,027

Total inventories	$49,864	$66,454

We classify our inventory in four categories: finished goods, lamps and accessories, service inventories and consigned finished goods inventories. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can be either sold as new or used in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $16.5 million and $20.9 million, respectively, as of March 31, 2006 and December 31, 2005.

Note 3. Earnings Per Share

Since we were in a loss position for both periods presented, there was no difference between the number of shares used to calculate basic and diluted loss per share for either period. Potentially dilutive securities that are not included in the diluted loss per share calculations because they would be anti-dilutive included the following (in thousands):

	Three Months Ended March 31,
	2006	2005
Stock options	5,143	5,651
Restricted Stock	161	126
Total securities	5,304	5,777

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Net loss	$(16,357)	$(13,979)
Foreign currency translation gain (loss)	1,695	(4,362)
Net unrealized gain (loss) on equity securities	(95)	444
Unrealized gain realized during period	(809)	(9,218)
Total comprehensive loss	$(15,566)	$(27,115)

Note 5. Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Our deferred compensation balance of $535,000 as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, was reclassified into additional paid in capital upon the adoption of SFAS No. 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the Black-Scholes valuation method over the remaining requisite service period of each grant.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net loss and net loss per share for these prior periods prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2005
Net loss, as reported	$(13,979)
Add - stock-based employee compensation expense included in reported net loss	339
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(1,089)
Net loss, pro forma	$(14,729)
Basic and diluted net loss per share:
As reported	$(0.35)
Pro forma	$(0.37)

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2006	2005
Weighted average grant-date fair value of each option share granted	$1.78	$3.92
Total intrinsic value of share options exercised	$1	$28
Total fair value of shares vested	$81	$—
Stock-based compensation recognized in results of operations	$374	$339
Cash received from options exercised and shares purchased under all share-based arrangements	$7	$62

There was no tax benefit related to stock options recognized in our statements of operations, no stock-based compensation capitalized to fixed assets, inventory, or other assets, nor tax deductions realized related to stock options exercised in the three month periods ended March 31, 2006 or 2005.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

Three Months Ended March 31,	2006	2005
Cost of revenues	$41	$—
Marketing and sales	142	29
Research and development	45	—
General and administrative	146	17
Restructuring	—	293
	$374	$339

The $0.3 million of stock-based compensation, included in our statement of operations in restructuring, for the three month period ended March 31, 2005 was related to non-cash stock-based compensation charge for employees who transferred to SMT.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2006	2005
Risk-free interest rate	4.82–4.83%	4.18%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	2.9–3.9	3.9
Expected volatility	62.3–71.1%	78.6%
Discount for post vesting restrictions	0.00%	0.00%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on our historical volatility. We have not paid dividends in the past and we do not expect to pay dividends in the future resulting in the dividend rate assumption above.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

The following indicates what certain operating results would have been without the effects of applying SFAS No. 123R in the first quarter of 2006 (in thousands, except per share amounts):

	As reported	Pro Forma without effects of applying SFAS No. 123R
Loss before income taxes	$(16,225)	$(15,935)
Net loss	(16,357)	(16,067)
Cash flow from operating activities	(8,325)	(8,325)
Cash flow from financing activities	7	7
Basic and diluted loss per share	(0.41)	(0.40)

1988 Combination Stock Option Plan and 1998 Stock Incentive Plan

Our 1988 Combination Stock Option Plan, as amended (the “1988 Plan”) expired in December 1998. Our 1998 Stock Incentive Plan (the “1998 Plan” together with the 1988 Plan, the “Plans”) was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to our employees and restricted stock and non-statutory stock options to our employees, officers, directors and consultants. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of our common stock at the date of grant. Options granted generally vest over a three or four-year period and expire either five or ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant. At March 31, 2006, we had 6.4 million shares of common stock reserved for issuance under the Plans. Stock option activity under the Plans for the three-month period ended March 31, 2006 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	4,935	$11.13
Granted	1,920	3.95
Exercised	(2)	4.31
Forfeited	(1,901)	12.75
Outstanding at March 31, 2006	4,952	7.72

Restricted stock activity under the 1998 Plan for the three-month period ended March 31, 2006 was as follows (shares in thousands):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	126	$4.31
Granted	55	3.95
Vested	(20)	4.80
Forfeited	—	—
Unvested at March 31, 2006	161	4.12

In the first quarter of 2006, we issued performance stock options to certain employees under the 1998 Stock Incentive Plan. Performance stock options are a form of option award in which the number of options that ultimately vest depends on performance against specified performance targets. The performance period for the options issued in the first quarter of 2006 is January 1, 2006 through December 31, 2006. At the end of the performance period, if the performance targets are met, the options will begin to vest and will continue to vest into the first quarter of 2009. At March 31, 2006, the total performance-based options outstanding were 451,800, with a weighted average exercise price of $3.95.

Directors’ Stock Option Plan

Our Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) provided for the issuance of stock options covering a total of 400,000 shares of our common stock to members of our board of directors who were not employees at any time during the preceding year (“Eligible Directors”). The Directors’ Plan expired August 22, 2002 and, therefore, no options will be granted under this plan in the future. All Eligible Director Options vest six months after the date of grant. At March 31, 2006 we had reserved 190,794 shares of common stock for issuance under the Directors’ Plan. Stock option activity under the Directors’ Plan for the three-month period ended March 31, 2006 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	192	$15.74
Granted	—	—
Exercised	—	—
Forfeited	(1)	14.90
Outstanding at March 31, 2006	191	15.75

Certain information regarding all options outstanding as of March 31, 2006 was as follows (shares in thousands):

	Options Outstanding	Options Exercisable
Number	5,143	3,018
Weighted average exercise price	$8.02	$10.89
Aggregate intrinsic value	$1.8 million	$0.2 million
Weighted average remaining contractual term	4.26 years	3.91 years

As of March 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock was $3.8 million, which will be recognized over the weighted average remaining vesting period of 1.44 years.

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard one-year or two-year warranty. Our standard one-year warranty is offered on our higher volume value platforms, while our standard two-year warranty is offered on our lower volume, higher priced product platforms. In addition, for certain customers, products, and regions, the standard warranty period offered may cover a 3 or 4 year period. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.4 million and $2.2 million, respectively, at March 31, 2006 and December 31, 2005 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at March 31, 2006 and December 31, 2005 totaled $13.8 million, of which $11.0 million was classified as a component of current liabilities and $2.8 million was classified as other long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the aggregate warranty liability for the three-month periods ended March 31, 2006 and 2005 (in thousands):

	Three Months Ended March 31,
	2006	2005
Warranty accrual, beginning of period	$13,767	$13,767
Reductions for warranty payments made	(5,704)	(4,852)
Warranties issued	3,539	3,121
Adjustments and changes in estimates	2,165	1,731
Warranty accrual, end of period	$13,767	$13,767

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At March 31, 2006 we had one outstanding letter of credit totaling $20 million, which expired on May 2, 2006 and was subsequently renewed with a new expiration date of August 2, 2006. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $2.3 million, primarily related to value added tax and other deposits with foreign jurisdictions.

Note 8. Restructuring

In the first quarter of 2006, we incurred restructuring charges totaling $1.1 million, primarily related to international facility consolidation activities that were completed during the period.

At March 31, 2006, we had $3.7 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the remaining severance and related costs to be paid by the end of the fourth quarter of 2006 and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2005	2006 Charges	2006 Amounts Paid	Accrual at March 31, 2006
Severance and related costs	$2,313	$—	$(1,496)	$817
Lease loss reserve	2,286	808	(707)	2,387
Other	412	267	(190)	489
Total	$5,011	$1,075	$(2,393)	$3,693

Total restructuring charges in the first quarters of 2006 and 2005 were as follows (in thousands):

Three Months Ended March 31,	2006	2005
Severance and related costs	$—	$648
Lease loss reserve	808	3,146
Stock-based compensation	—	293
Other	267	613
Total	$1,075	$4,700

Note 9. Write-Down of Cost Method Investments

Based on changes in financing alternatives and strategic shifts that occurred during the first quarter of 2006, we recorded a charge of $7.5 million against other assets, net related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies. The write-down is included in our consolidated statements of operations under Other, net. Both companies are in the process of raising additional capital to fund future activities at significantly reduced valuations. It is not likely that we will participate in these future funding activities, which will lead to a significant dilution in our ownership interests, thus impairing our current investment. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost based investments to zero at March 31, 2006.

Note 10. Other Income (Expense)

Other income (expense) included the following (in thousands):

Three Months Ended March 31,	2006	2005
Realized gain on the sale of equity securities	$809	$9,218
Income related to the profits of Motif, 50-50 joint venture	1,125	1,132
Expense related to losses of SMT, 50-50 joint venture	(1,562)	(473)
Losses related to foreign currency transactions	(348)	(168)
Write-down of cost-based investments in technology companies	(7,474)	—
Other	38	(11)
	$(7,412)	$9,698

Included in expense related to losses of our SMT joint venture is the elimination of our portion of unrealized intercompany profit in inventory at March 31, 2006 of $0.1 million. The elimination results in a reduction of our inventory and an increase in the loss recognized.

Note 11. 2005 10-K Filing and Audit Committee Investigations

On March 9, 2006 we announced a delay in filing our fiscal 2005 Annual Report on Form 10-K to allow for the completion of internal investigations initiated by our audit committee and completion of related audit procedures by our registered independent auditors.

In July 2005, we self disclosed possible infractions of U.S. export law to the Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries. Our Audit Committee commenced an investigation and engaged independent counsel to assist with this process. The results of the independent investigation were submitted to OFAC and the Bureau of Industry and Security (“BIS”) in March 2006 for their review. Upon completion of the investigation, it was apparent that the severity of the situation was significantly less than initially thought. In June 2006, OFAC notified us that it was closing the matter by issuing a cautionary letter in lieu of any further enforcement action. BIS is currently in the process of conducting their review of our findings. We originally accrued an estimated charge of $1.6 million for potential regulatory assessments during the second quarter of 2005 and will make any adjustments as needed upon completion of the BIS review and final resolution of this matter.

In February 2006, as part of the document review related to the OFAC investigation described above, written communications were reviewed that raised potential concerns regarding the effectiveness of our financial controls and policies regarding revenue recognition. After consultation with our independent registered auditors, our Audit Committee commenced an investigation and engaged independent counsel and accounting experts to assist with the investigation into this matter. In June 2006, after an extensive document review and interviewing relevant current and former employees, independent counsel issued a report to the Audit Committee concluding that we employ sound and appropriate revenue recognition practices and procedures. The investigation did not identify any situation that would require restatement of financial statements for any prior periods nor any material weaknesses in internal controls. After reviewing the report, our Audit Committee adopted these findings and closed the investigation.

In January 2006, we received an unsubstantiated anonymous communication alleging that certain persons employed by our Chinese subsidiary had engaged in improper business practices. Again, after consultation with our independent registered auditors, our Audit Committee commenced an investigation and engaged independent counsel to assist in an investigation into this matter. In June 2006, after an extensive document review and interviewing relevant current and former employees, independent counsel issued a report to the Audit Committee concluding that there was no basis for these allegations. The investigation did not identify any situation that would require restatement of financial statements of any prior periods nor any material weaknesses in internal controls. After reviewing the report, our Audit Committee adopted these findings and closed the investigation.

On March 20, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed our annual report on Form 10-K for the fiscal year ended December 31, 2005. In April 2006, we participated in an oral hearing with a Nasdaq listing qualifications panel in which we presented our plan for filing both the 2005 Form 10-K and our Form 10-Q for the quarterly period ended March 31, 2006. On April 26, 2006, we received notice that the panel determined to continue the listing of our shares on the Nasdaq National Market, subject to certain conditions, including the filing of the Form 10-K on or before July 7, 2006 and the filing of the Form 10-Q on or before July 17, 2006. With the filing of this Form 10-Q, we have met the filing dates required for continued listing on the Nasdaq Stock Market.

In addition, we negotiated an extension for providing Wells Fargo Foothill with audited financial statements for fiscal year 2005. The extension was to July 7, 2006 and allowed us to maintain compliance with our line of credit agreement. We provided Wells Fargo Foothill with our audited financial statements for 2005 by the July 7, 2006 deadline.

Note 12. New Accounting Pronouncements

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

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No 133 and 140.”  SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We adopted SFAS No. 154 on January 1, 2006 and, accordingly, any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

Note 13. Subsequent Events

Land Sale

On June 5, 2006, we sold two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon receiving net proceeds of $5.1 million and recognizing a gain on the sale of approximately $0.6 million in the second quarter of 2006.

Line of Credit

In connection with the land sale noted above, in June 2006, we amended our line of credit with Wells Fargo, removing the requirement to reduce the maximum amount that can be advanced under the line by the greater of $5 million or the net proceeds on the sale of land. Thus, the maximum that can be advanced under the line of credit remains at $25 million after completion of the land sale.

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

•                                        expectations related to the operations, product shipments, and profitability of South Mountain Technologies, our 50-50 joint venture with TCL Corporation;

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

•                                        our ability to grow the business; and

•                                        our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses and expenditures for property and equipment.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, which may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing. See Item 1A. Risk Factors for further discussion of factors that could cause actual results to differ from these forward-looking statements.

Company Profile

InFocus Corporation is a worldwide leader in digital projection technology and services. Our products include projectors and related accessories and solutions for business, education, government and home users.

Overview

During the first quarter of 2006, we made progress towards our financial, operational and strategic goals. Financially, gross margins improved to 14.9% in the first quarter of 2006 on revenues of $112.0 million, reflecting improvement from the 12.0% gross margins achieved in the fourth quarter of 2005. We believe that the gross margin improvement of 2.9 percentage points in the first quarter of 2006 compared to the fourth quarter of 2005 puts us on a path to achieve our goal of 16% to 18% gross margins in the near future. Operating expenses in the first quarter of 2006, excluding the impact of restructuring charges and stock-based compensation, were flat compared to the fourth quarter of 2005 as efficiencies gained from our prior restructuring efforts were offset by investments in additional marketing activities to launch our new products and our new branding campaign and costs incurred associated with the audit committee investigations.

Operationally, we achieved three important successes in the first quarter of 2006. First, we participated in a successful Consumer Electronics Show early in the first quarter. Second, we launched our new Play Big projector line-up and began volume shipments of the Play Big Projector line-up late in the first quarter of 2006. Third, we announced, and began shipping in May 2006, our new Work Big IN24 and IN26 projectors, which are the follow-on products to our industry-leading X family of projectors.

As of the date of this report, our current expectation is that revenues for the second quarter of 2006 will be down from first quarter 2006 revenues of $112 million due to later than expected volume shipments of our new commercial products and weaker than planned sales of our new entry level consumer product, the IN72, especially through the retail channel in both the U.S. and Europe. Lower than anticipated revenues will also subdue gross margin improvement for the second quarter of 2006 as fixed costs become a higher percentage of total cost of revenues. In addition, the total cost to complete our audit committee investigations was approximately $2 million with approximately half of this total being incurred during the second quarter of 2006. As a result of all of the above, we do not expect to achieve operating profitability in our core business for the second quarter of 2006.

Results of Operations

	Three Months Ended March 31,(1)				Three Months Ended
	2006		2005		December 31, 2005(1)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$112,019	100.0%	$137,016	100.0%	$128,930	100.0%
Cost of revenues	95,276	85.1	127,067	92.7	113,446	88.0
Gross margin	16,743	14.9	9,949	7.3	15,484	12.0

Operating expenses:
Marketing and sales	14,565	13.0	16,937	12.4	14,529	11.3
Research and development	4,832	4.3	6,131	4.5	4,568	3.5
General and administrative	5,493	4.9	5,711	4.2	5,572	4.3
Restructuring costs	1,075	1.0	4,700	3.4	(950)	(0.7)
	25,965	23.2	33,479	24.4	23,719	18.4
Loss from operations	(9,222)	(8.2)	(23,530)	(17.2)	(8,235)	(6.4)
Other income (expense):
Interest expense	(107)	(0.1)	(146)	(0.1)	(187)	(0.1)
Interest income	516	0.5	267	0.2	493	0.4
Other, net	(7,412)	(6.6)	9,698	7.1	(741)	(0.6)
Loss before income taxes	(16,225)	(14.5)	(13,711)	(10.0)	(8,670)	(6.7)
Provision (benefit) for income taxes	132	0.1	268	0.2	(755)	(0.6)
Net loss	$(16,357)	(14.6)%	$(13,979)	(10.2)%	$(7,915)	(6.1)%

(1)             Percentages may not add due to rounding.

Revenues

Revenues decreased $25.0 million, or 18%, in the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

The decrease in revenue as compared to the first quarter of 2005 was due to the following:

•                                        a $6.0 million decrease in engine and display revenues in the first quarter of 2006 compared to the first quarter of 2005 as we completely exited those markets during 2005 and transitioned such business to our 50/50 joint venture, South Mountain Technologies (“SMT”);

•                                        a 55% decrease in OEM sales in the first quarter of 2006 compared to the first quarter of 2005 as we continue to deemphasize our OEM business;

•                                        an 8,000 unit decrease in total units sold to 94,000 units in the first quarter of 2006 compared to 102,000 units in the first quarter of 2005; and

•                                        a 13% decrease in average projector selling prices (“ASPs”), due to both lower overall pricing and a shift in mix.

We also experienced a $16.9 million decrease in revenue in the first quarter of 2006 compared to the fourth quarter of 2005 primarily due to a 2,000 unit decrease in total projector units sold combined with a 7% decrease in ASPs, which was primarily driven by a shift in mix.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended March 31,				Three Months Ended
	2006		2005		December 31, 2005
United States	$63,688	56.8%	$77,056	56.2%	$77,761	60.3%
Europe	26,389	23.6%	40,409	29.5%	28,642	22.2%
Asia	9,367	8.4%	12,433	9.1%	9,256	7.2%
Other	12,575	11.2%	7,118	5.2%	13,271	10.3%
	$112,019		$137,016		$128,930

United States revenues in the first quarter of 2006 were down 17% compared to the first quarter of 2005. This decrease was primarily due to the lack of engine and display revenues in first quarter of 2006, as well as the decrease in units and ASPs, as discussed above.

European revenues in the first quarter of 2006 were down 35% from revenues in the first quarter of 2005. This decrease was primarily due to our transition away from our OEM projector business, as well as the decrease in units and ASPs, as discussed above.

Asian revenues in the first quarter of 2006 were down 25% from revenues in the first quarter of 2005. This decrease was primarily due to a decrease in units and ASPs.

Backlog

At March 31, 2006, we had backlog of approximately $16.3 million, compared to approximately $17.6 million at December 31, 2005. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2006. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 14.9% in the first quarter of 2006, compared to 7.3% in the first quarter of 2005 and 12.0% in the fourth quarter of 2005.

The improvements in gross margins were due to the following:

•              efficiencies achieved within our supply chain, including the reduction of inventory in order to better match the timing of revenues with costs;

•              fixed overhead costs for activities such as logistics centers, tooling amortization and inventory planning and procurement were a lower percentage of revenues as a result of efficiencies gained in the last three quarters;

•              a $1.6 million charge for inventory write-downs during the first quarter of 2006 compared to a charge of $3.6 million in the first quarter of 2005 and a charge of $1.9 million in the fourth quarter of 2005; and

•              reductions in our overall cost to serve customers, including reductions in customer program costs.

We anticipate achieving gross margins in our targeted range of between 16% and 18% in the second quarter of 2006, primarily as a result of additional operational efficiencies expected to be achieved, as well as the introduction and shipment of new products which carry higher gross margins than the products they are replacing. Where gross margins end up in any particular quarter depends primarily on revenue levels, product mix, the competitive pricing environment, the level of warranty costs and inventory write-downs during the particular quarter and the level of royalty revenue.

Marketing and Sales Expense

Marketing and sales expense decreased $2.3 million, or 14%, to $14.6 million in the first quarter of 2006 compared to $16.9 million in the first quarter of 2005. The decrease in marketing and sales expense was primarily due to efficiencies gained related to our previous restructuring activities, as well as decreases in certain marketing programs, such as cooperative advertising, which directly correlate with trends in revenue. These decreases were partially offset by advertising expenses incurred in the first quarter of 2006 related to the launch of several new products and a new branding campaign.

Ongoing cost reduction initiatives contributed to the reductions in overall marketing and sales expense in the first quarter of 2006 compared to the first quarter of 2005. One of the major components of our ongoing cost reduction initiatives is to reduce our cost to serve customers. Accordingly, we have implemented, or are implementing, the following actions:

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

•              in the Americas, we are concentrating our sales and marketing efforts on our most profitable channels and maximizing efficiencies in the highest growth channels. We anticipate continued focus on growing the retail sector, PC distribution and our direct fulfilled business; and

•              we consolidated our worldwide marketing efforts under our Chief Marketing Officer. This worldwide consolidation resulted in synergies among previously dispersed marketing resources. We plan to reinvest a portion of these savings to create highly targeted demand generation in our key channels and to strengthen the range and reach of the InFocus brand.

Research and Development Expense

Research and development expense decreased $1.3 million, or 21%, to $4.8 million in the first quarter of 2006 compared to $6.1 million in the first quarter of 2005. This decrease was primarily due to efficiencies gained related to our previous restructuring activities.

General and Administrative Expense

General and administrative expense decreased $0.2 million, or 4%, to $5.5 million in the first quarter of 2006 compared to $5.7 million in the first quarter of 2005. This decrease was primarily due to efficiencies gained related to our previous restructuring activities, partially offset by increased legal costs of $0.6 million associated with the investigations conducted by our Audit Committee.

Restructuring

In the first quarter of 2006, we incurred restructuring charges totaling $1.1 million primarily related to international facility consolidation activities that were completed during the quarter.

Restructuring charges of $4.7 million in the first quarter of 2005 were primarily related to our December 14, 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway. The restructuring charge of $4.7 million consisted of costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe, other associated costs and a non-cash stock based compensation charge related to employees that were transferred to SMT as part of the Norway restructuring.

At March 31, 2006, we had $3.7 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. See further detail in Note 8 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income increased $0.2 million to $0.5 million in the first quarter of 2006 compared to $0.3 million in the first quarter of 2005 primarily due to increased interest rates during the first quarter of 2006 compared to the first quarter of 2005.

Other income (expense), net consisted of the following:

Three Months Ended March 31,	2006	2005
Realized gain on the sale of equity securities	$809	$9,218
Income related to the profits of Motif, 50-50 joint venture	1,125	1,132
Expense related to losses of SMT, 50-50 joint venture	(1,562)	(473)
Losses related to foreign currency transactions	(348)	(168)
Write-down of cost-based investments in technology companies	(7,474)	—
Other	38	(11)
	$(7,412)	$9,698

See Note 9. Write-Down of Cost Method Investments for further discussion of the $7.5 million other expense in the first quarter of 2006.

Income Taxes

Income tax expense was $132,000 and $268,000 in the first quarter of 2006 and 2005, respectively, and primarily related to income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash, cash equivalents and marketable securities were $78.2 million at March 31, 2006. At March 31, 2006, we had working capital of $132.1 million, which included $52.1 million of unrestricted cash and cash equivalents and $14.4 million of assets held as a deposit by Chinese officials pending resolution of the ongoing customs investigation in China. The current ratio at March 31, 2006 and December 31, 2005 was 2.4 to 1 and 2.3 to 1, respectively.

We sustained an operating loss of $9.2 million in the first quarter of 2006, contributing to a decrease in net working capital of $8.3 million for the quarter. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We have a $25 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements. The line of credit expires in October 2006. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable. The line of credit requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement. At March 31, 2006, we were in compliance with the financial covenants and no amounts were outstanding under the line of credit.

We anticipate that our current cash and marketable securities, along with cash we anticipate generating from operations and our ability to borrow against our line of credit, will be sufficient to fund our known operating and capital requirements for at least the next 12 months. However, to the extent our operating results fall below our expectations, we may need to raise additional capital through debt or equity financings. We may also need additional capital if we pursue acquisitions or other strategic growth opportunities. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

At March 31, 2006 we had one outstanding letter of credit totaling $20 million, which expired on May 2, 2006 and was subsequently renewed with a new expiration date of August 2, 2006. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities that is reported as restricted on the consolidated balance sheets.

The remainder of the restricted cash, totaling $2.3 million, primarily relates to building deposits and value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $1.7 million to $69.2 million at March 31, 2006 compared to $70.9 million at December 31, 2005. The decrease in the accounts receivable balance was primarily due to lower sales in the first quarter of 2006 compared to the fourth quarter of 2005. Offsetting the reduction in accounts receivable due to lower sales was an increase in days sales outstanding to 56 days at March 31, 2006 compared to 49 days at December 31, 2005. The increase in days sales outstanding was primarily due to revenues being less linear during the first quarter of 2006 compared to the fourth quarter of 2005.

Total inventories, including consigned inventories, decreased $16.6 million to $49.9 million at March 31, 2006 compared to $66.5 million at December 31, 2005. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates. During the first quarter of 2006, we continued to work closely with our contract manufacturers to modify and reduce incoming product and better align incoming product levels with expected sales needs in order to allow us to reduce finished goods inventory.

At March 31, 2006, we had approximately three weeks of inventory in the Americas channel compared to approximately five weeks at December 31, 2005. Annualized inventory turns were approximately 7 times for the quarter ended March 31, 2006 compared to approximately 4 times for the quarter ended March 31, 2005 and 6 times for the quarter ended December 31, 2005. Velocity in our supply chain allows us to better match current costs against current sales prices, maximizing our gross margin opportunity, reducing our total investment in working capital and reducing exposure to excess and obsolete inventory.

Land held for sale of $4.5 million as of March 31, 2006 and December 31, 2005 related to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon. On June 5, 2006, we sold the land, receiving net proceeds of $5.1 million and recognizing a gain on the sale of approximately $0.6 million in the second quarter of 2006.

Other current assets at March 31, 2006 and December 31, 2005 included a $14.4 million deposit made to Chinese customs officials in connection with their investigation of our import duties.

Expenditures for property and equipment, totaling $2.0 million in the first quarter of 2006, were primarily for purchases of tooling, software upgrades, tradeshow equipment and office equipment. Total expenditures for property and equipment are expected to be between $5.0 million and $7.0 million in 2006.

Other assets decreased $8.4 million to $6.5 million at March 31, 2006 compared to $14.9 million at December 31, 2005. The decrease primarily related to a $7.5 million charge for the write-down of two of our cost-based investments, Reflectivity and VST International, both technology start-up companies. Both companies are in the process of raising additional capital to fund future activities at significantly reduced valuations. It is not likely that we will participate in these future funding activities, which will lead to a significant dilution in our ownership interests, thus impairing our current investment.

Accounts payable decreased $5.3 million to $64.7 million at March 31, 2006 compared to $70.0 million at December 31, 2005, primarily due to reductions in outstanding accounts payable related to lower purchases of inventory. Related party accounts payable at March 31, 2006 were $1.6 million compared to $4.7 million at December 31, 2005 and represent outstanding payables to SMT for the purchase of projectors.

Other current liabilities decreased $2.5 million to $8.7 million at March 31, 2006 compared to $11.2 million at December 31, 2005, primarily due to a $1.3 million decrease in our accruals related to payments made for our restructuring activities, a $0.3 million reduction in value added tax payable related to our European entities. Included in other current liabilities at March 31, 2006 and December 31, 2005 was $3.7 million and $5.0 million, respectively, related to restructuring.

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

Critical Accounting Policies and Estimates

Except for the addition of the Stock-Based Compensation information below, we reaffirm the critical accounting policies and estimates as reported in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on June 26, 2006.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share based payment awards granted to our employees and directors, including employee stock options and non-vested stock based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of expense could be materially different in the future.

Compensation expense is only recognized on awards that ultimately vest. Therefore, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We update our forfeiture estimates quarterly and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 26, 2006.

Item 4. Controls and Procedures

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

We continue to work closely with the Chinese customs officials to resolve this matter. During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of March 31, 2006, all inventory previously impounded has been released by Shanghai Customs. We have made deposits with Shanghai Customs for the release of inventory totaling $14.4 million as of March 31, 2006. This deposit is recorded in other current assets on our consolidated balance sheets.

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

Item 1A. Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2005.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We will need to raise additional financing if our financial results do not improve.

We sustained an operating loss of $98.2 million during 2005 and $9.2 million in the first quarter of 2006, contributing to a decrease in net working capital of $99.8 million and $8.3 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

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

Our contract manufacturers are primarily located in Asia and may be subject to disruption by earthquakes, typhoons and other natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. In addition, we do not have long-term contracts with any of our third-party contract manufacturers and these contracts are terminable by either party on relatively short notice. Lastly, both South Mountain Technologies (“SMT”) and Foxconn are new contract manufacturers for us, beginning production during the second half of 2005, heightening the level of potential risk related to the items mentioned above. We are working closely with these two new contract manufacturers to monitor and mitigate risks, but we can’t guarantee that either or both of these new contract manufacturers will not experience difficulties as they increase volume production.

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

•              Variations in product selling prices and costs and the mix of products sold;

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

•              The timing and availability of products coming from our offshore contract manufacturing partners;

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

During the first quarter of 2006, we announced a voluntary limited product recall in conjunction with the U.S. Consumer Product Safety Commission related to our LP120 projector and related lamp modules. In this specific instance, the number of products impacted was minimal and to date there have been no injuries reported as a result of the product defect. We did however incur costs associated with the product recall and offered free repair of products for impacted customers.

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

If SMT is unable to fully execute its business plan as a result of delays in introducing new products, securing OEM customers, or for other reasons, we may not experience the expected benefits of the joint venture. Furthermore, SMT’s shortfalls may result in greater than expected operating losses, resulting in larger than expected charges to other expense for our portion of the joint venture’s start up losses. If this were to occur, we may need to make additional debt or equity investments in SMT, which, in turn, would reduce our available cash for other strategic opportunities or require us to borrow additional funds or raise additional capital. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

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

There is also a risk of disagreement or deadlock among the stakeholders of jointly controlled entities and decisions contrary to our interests may be made. These factors could affect our ability to pursue our stated strategies with respect to those entities or have a material adverse effect on our results or financial condition. We are currently working with SMT management and TCL to identify alternatives for funding the expected continued start-up losses and future working capital requirements for SMT including bank financing, another strategic partner, and venture capital financing. Some of these financing solutions may require a dilution of our ownership interest in SMT including reductions in our presence on the SMT Board of Directors. There is no guarantee that we will be successful in securing additional funding for SMT from these efforts which may require us to make additional cash contributions.

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

During the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of March 31, 2006, approximately $14.4 million is being held in that account. The release of any or all of the cash deposit is dependent on final case resolution. The amount of any potential duties or penalties imposed upon us at resolution of this case would result in a charge to our statement of operations and could have a significant impact on our financial results.

Customs or other issues involving product delivery from our contract manufacturers could prevent us from timely delivering our products to our customers.

Our business depends on the free flow of products. Due to continuing threats of terrorist attacks, U.S. Customs has increased security measures for products being imported into the United States. In addition, increased freight volumes and work stoppages at west coast ports have, in the past, and may, in the future, cause delay in freight traffic. Each of these situations could result in delay of receipt of products from our contract manufacturers and delay fulfillment of orders to our customers. Any significant disruption in the free flow of our products may result in a reduction of revenues, an increase of in-transit (unavailable for sale) inventory, or an increase in administrative and shipping costs.

A deterioration in general global economic condition could adversely affect demand for our products.

Our business is subject to the overall health of the global economy. Purchase decisions for our products are made by corporations, governments, educational institutions, and consumers based on their overall available budget for information technology products. Any number of factors impacting the global economy including geopolitical issues, balance of trade concerns, inflation, interest rates, currency fluctuations and consumer confidence can impact the overall spending climate, both positively and negatively, in one or more geographies for our products. Deterioration in any one or combination of these factors could change overall industry dynamics and demand for discretionary products like ours and negatively impact our results of operations. During 2005, for example, we experienced a slowdown in the European economy that affected demand for our products resulting in a downturn of our financial results for that region.

We are subject to risks associated with exporting products outside the United States.

To the extent we export products outside the United States, we are subject to United States laws and regulations governing international trade and exports, including, but not limited to, the International Traffic in Arms Regulations, the Export Administration Regulations and trade sanctions against embargoed countries, which are administered by the Office of Foreign Assets Control within the Department of the Treasury. A determination that we have failed to comply with one or more of these export controls could result in civil and/or criminal sanctions, including the imposition of fines upon us, the denial of export privileges, and debarment from participation in United States government contracts. Any one or more of such sanctions could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks associated with our international operations.

Revenues outside the United States accounted for approximately 43% of our revenues in the first quarter of 2006, 37% of our revenues in 2005 and 43% of our revenues in 2004. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

We have outsourced all of our logistics and service repair functions worldwide. We are reliant on our third party providers to effectively and accurately manage our inventory, service repair, and logistics functions. This reliance includes timely and accurate shipment of our products to our customers and quality service repair work. Reliance on third parties requires proper training of employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting. In addition, reliance on third parties requires adherence to product specifications in order to ensure quality and reliability of our products. Failure of our third parties to deliver in any one of these areas could have an adverse effect on our results of operations.

We may be unsuccessful in protecting our intellectual property rights.

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and other intellectual property laws. We utilize contract manufacturers in China and Taiwan, and anticipate doing increased business in these markets and elsewhere around the world including other emerging markets. These emerging markets may not have the same protections for intellectual property that are available in the U.S. We cannot assure you that our means of protecting our intellectual property rights in the U.S. or abroad will be adequate, or that others will not develop technologies similar or superior to our trade secrets or design around our patents. In addition, management may be distracted by, and we may incur substantial costs in, attempting to protect our intellectual property.

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

We sell our products through large distributors such as Ingram Micro, Tech Data and CDW, national retailers such as Best Buy and Circuit City and through a number of other customers and channels. We rely on our larger distributors, national retailers, and other large customers for a significant portion of our total revenues in any particular period. We have no minimum purchase commitments or long-term contracts with any of these customers. Our customers, including our largest customers, could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that our distributors and retailers pay for our products are subject to competitive pressures and change frequently.

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

Due to the specialized knowledge each of our officers possess with respect to our business and our operations, the loss of service of any of our officers could adversely affect our business. We do not carry key person life insurance on our officers. Each of our officers is an “at will employee” and may terminate their employment without notice and without cause or good reason.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 2 above). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of 2006, the calculation of stock-based compensation expense under SFAS No. 123R requires us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Changes in forecasted share-based compensation expense could impact our gross margin percentage; research and development expenses; sales and marketing expenses, and general and administrative expenses.

Item 5. Other Information

Due to the delay in filing our 2005 annual report on Form 10-K and this quarterly report on Form 10-Q, we also delayed our annual meeting of shareholders, generally held in April or May of each year. Our Board of Directors has tentatively scheduled the 2006 annual meeting of shareholders for August 22, 2006. The official notice of the meeting and proxy materials are expected to be sent to shareholders on or about July 20, 2006.

Board Nominations

A shareholder who wishes to make a nomination for election to our Board of Directors must give written notice, by personal delivery or mail, to our Secretary at our principal executive office. In the case of an annual meeting of shareholders, the notice must generally be received at our principal executive office not less than 60 days and not more than 90 days prior to the first anniversary of the preceding year’s annual meeting. However, due to the delay in the meeting date, in connection with our 2006 annual meeting, this notice must be received by us no later than July 6, 2006.

The 2007 annual meeting is expected to be held on May 3, 2007. As such, notice of a nomination related to the 2007 annual meeting must be received by us no later than March 5, 2007. Additional information as to the form and content of the notice will be set forth in the proxy statement for the 2006 annual meeting.

Shareholder Proposals

Due to the delay in the 2006 annual meeting, proposals by shareholders intended to be included in our proxy statement for our 2006 annual meeting or intended to be presented at the 2006 annual meeting must be received by us at our principal executive office no later than July 6, 2006.

Because the 2007 annual meeting is expected to be held in May 2007, proposals by shareholders intended to be included in our proxy statement for our 2007 annual meeting must be received by us at our principal executive office no later than December 3, 2006. Proposals by shareholders intended to be presented at our 2007 annual meeting must be received by us at our principal executive office no later than March 5, 2007 and no earlier than February 2, 2007.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Amendment to InFocus Corporation 1998 Stock Incentive Plan — Incorporated by reference to Exhibit 10 to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.
10.2	Summary of 2006 Executive Incentive Compensation Grants — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.
10.3	2006 Executive Bonus Plan — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 8, 2006.
10.4	Summary of 2006 Executive Incentive Compensation Grants - Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 26, 2006	INFOCUS CORPORATION

	By:	/s/ C. Kyle Ranson
C. Kyle Ranson
Director, President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Roger Rowe
Roger Rowe
Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer)