Form 10-Q
period 2006-06-30
INFOCUS CORP
filed 2006-08-08
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-18908

INFOCUS CORPORATION

(Exact name of registrant as specified in its charter)

Oregon	93-0932102
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

27500 SW Parkway Avenue, Wilsonville, Oregon	97070
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  503-685-8888

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,799,378
(Class)	(Outstanding at August 1, 2006)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	June 30,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$67,414	$53,105
Marketable securities	124	1,199
Restricted cash, cash equivalents, and marketable securities	24,876	25,813
Accounts receivable, net of allowances of $7,176 and $8,198	62,988	70,883
Related party accounts receivable	555	—
Inventories	42,471	58,427
Consigned inventories	5,045	8,027
Land held for sale	—	4,469
Other current assets	24,260	24,094
Total Current Assets	227,733	246,017

Property and equipment, net of accumulated depreciation of $18,447 and $20,414	4,792	2,747
Deferred income taxes	—	193
Other assets, net	1,844	14,931
Total Assets	$234,369	$263,888

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$67,504	$69,968
Related party accounts payable	3,510	4,706
Payroll and related benefits payable	1,322	2,241
Marketing incentives payable	8,484	6,541
Accrued warranty	11,036	10,986
Other current liabilities	8,363	11,217
Total Current Liabilities	100,219	105,659

Long-Term Liabilities	2,944	3,038

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,799,378 and 39,711,578	90,920	90,037
Additional paid-in capital	76,074	76,133
Accumulated other comprehensive income:
Cumulative currency translation adjustment	29,324	24,200
Unrealized gain on equity securities	—	745
Accumulated deficit	(65,112)	(35,924)
Total Shareholders’ Equity	131,206	155,191
Total Liabilities and Shareholders’ Equity	$234,369	$263,888

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues	$97,642	$135,832	$209,661	$272,848
Cost of revenues(1)	82,961	127,956	178,237	255,023
Gross margin	14,681	7,876	31,424	17,825

Operating expenses(1):
Marketing and sales	12,871	16,888	27,436	33,825
Research and development	4,492	4,887	9,324	11,018
General and administrative	6,210	6,060	11,703	11,771
Regulatory assessments	—	1,600	—	1,600
Restructuring costs	850	1,350	1,925	6,050
	24,423	30,785	50,388	64,264

Loss from operations	(9,742)	(22,909)	(18,964)	(46,439)

Other income (expense):
Interest expense	(97)	(150)	(204)	(296)
Interest income	569	351	1,085	618
Other, net	(3,243)	3,245	(10,655)	12,943
	(2,771)	3,446	(9,774)	13,265
Loss before income taxes	(12,513)	(19,463)	(28,738)	(33,174)
Provision for income taxes	318	107	450	375
Net loss	$(12,831)	$(19,570)	$(29,188)	$(33,549)

Basic and diluted net loss per share	$(0.32)	$(0.49)	$(0.74)	$(0.85)

Shares used in basic and diluted per share calculations:	39,636	39,599	39,627	39,596

(1)          Cost of revenues and operating expenses for the three and six months ended June 30, 2006 include SFAS 123(R) stock-based compensation expense.  See Note 5 to the Consolidated Condensed Financial Statements for additional information.

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(29,188)	$(33,549)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,393	5,445
Stock-based compensation	687	111
Gain on sale of property and equipment	(680)	(104)
Gain on sale of marketable securities	(809)	(13,450)
Deferred income taxes	192	1,302
Non-cash write-down of cost based investments	7,454	—
Non-cash write-down of equity method investments	2,106	—
Other non-cash (income) expense	2,116	966
(Increase) decrease in:
Restricted cash	(7,936)	3,469
Accounts receivable	9,223	26,212
Related party accounts receivable	(555)	(1,417)
Inventories	16,032	42,186
Consigned inventories	2,982	(1,501)
Other current assets	406	(630)
Increase (decrease) in:
Accounts payable	(3,098)	10,946
Related party accounts payable	(1,196)	—
Payroll and related benefits payable	(955)	(1,768)
Marketing incentives payable, accrued warranty and other current liabilities	(1,019)	2,837
Other long-term liabilities	(110)	258
Net cash provided by (used in) operating activities	(2,955)	41,313

Cash flows from investing activities:
Purchase of marketable securities	—	(11,678)
Maturities of marketable securities	8,873	10,449
Proceeds on sale of marketable securities	878	14,143
Payments for purchase of property and equipment	(3,233)	(3,367)
Proceeds from sale of property and equipment	5,279	104
Payments for investments in patents and trademarks	—	(1,012)
Cash paid for investments in joint ventures	—	(6,500)
Dividend payments received from joint ventures	1,000	1,150
Cash paid for acquisitions and cost-based technology investments	—	(3,625)
Other assets, net	554	(136)
Net cash provided by (used in) investing activities	13,351	(472)

Cash flows from financing activities:
Repayments on short-term borrowings	—	(16,198)
Proceeds from sale of common stock	131	66
Net cash provided by (used in) financing activities	131	(16,132)

Effect of exchange rate on cash	3,782	(969)
Increase in cash and cash equivalents	14,309	23,740

Cash and cash equivalents:
Beginning of period	53,105	17,032
End of period	$67,414	$40,772

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

Note 2.  Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	June 30, 2006	December 31, 2005
Lamps and accessories	$4,436	$4,606
Service inventories	11,195	19,543
Finished goods	26,840	34,278
Total non-consigned inventories	$42,471	$58,427

Consigned finished good inventories	$5,045	$8,027

Total inventories	$47,516	$66,454

We classify our inventory in four categories: finished goods, lamps and accessories, service inventories and consigned finished goods inventories. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can be either sold as new or used in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $14.3 million and $20.9 million, respectively, as of June 30, 2006 and December 31, 2005.

Note 3. Earnings Per Share

Since we were in a loss position for the three and six-month periods ended June 30, 2006 and 2005, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive include the following (in thousands):

	Three and Six Months Ended June 30,
	2006	2005
Stock Options	4,975	5,633
Restricted Stock	148	132
Total Securities	5,123	5,765

Note 4.  Comprehensive Loss

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive loss for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(12,831)	$(19,570)	$(29,188)	$(33,549)
Foreign currency translation gains (losses)	3,429	(5,132)	5,124	(9,494)
Net unrealized gain (loss) on equity securities	(102)	688	(197)	1,132
Unrealized (gain) loss realized during period	261	(4,244)	(548)	(13,462)
Total comprehensive loss	$(9,243)	$(28,258)	$(24,809)	$(55,373)

Note 5.  Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.  Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Our deferred compensation balance of $535,000 as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, was reclassified to additional paid in capital upon the adoption of SFAS No. 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption will be recognized in the periods after the date of adoption using the Black-Scholes valuation method over the remaining requisite service period of each grant.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net loss and net loss per share for these prior periods prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net loss, as reported	$(19,570)	$(33,549)
Add - stock-based employee compensation expense included in reported net loss	65	404
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(3,847)	(4,936)
Net loss, pro forma	$(23,352)	$(38,081)
Basic and diluted net loss per share:
As reported	$(0.49)	$(0.85)
Pro forma	$(0.59)	$(0.96)

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of each option share granted	$1.64	$2.32	$1.76	$3.36
Total intrinsic value of share options exercised	$25	$—	$26	$28
Total fair value of shares vested	$62	$44	$143	$44
Stock-based compensation recognized in results of operations	$313	$65	$687	$404
Cash received from options exercised and shares purchased under all share-based arrangements	$124	$—	$131	$66

There was no tax benefit related to stock options recognized in our statements of operations, no stock-based compensation capitalized to fixed assets, inventory or other assets, nor tax deductions realized related to stock options exercised in the three and six-month periods ended June 30, 2006 or 2005.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Cost of revenues	$34	$1	$75	$1
Marketing and sales	122	21	264	50
Research and development	48	—	93	—
General and administrative	109	43	255	60
Restructuring	—	—	—	293
	$313	$65	$687	$404

The $0.3 million of stock-based compensation included in our statement of operations as a component of restructuring for the six-month period ended June 30, 2005 was related to a non-cash stock-based compensation charge for employees who transferred to our joint venture, South Mountain Technologies.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2006	2005
Risk-free interest rate	4.82 – 5.24%	3.72% - 4.18%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	2.9 – 3.9	3.9
Expected volatility	52.1 – 71.1%	78.3% - 78.6%
Discount for post vesting restrictions	0.00%	0.00%

The risk-free rate used is based on the U.S. Treasury yield over the estimated term of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected term of the option. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on our historical volatility over the estimated term of the options granted. We have not paid dividends in the past and we do not expect to pay dividends in the future resulting in the dividend rate assumption above.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

The following indicates what certain operating results would have been without the effects of applying SFAS No. 123R in the three and six-month periods ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	Pro Forma without effects of applying SFAS No. 123R	As Reported	Pro Forma without effects of applying SFAS No. 123R
Loss before income taxes	$(12,513)	$(12,249)	$(28,738)	$(28,184)
Net loss	(12,831)	(12,567)	(29,188)	(28,634)
Cash flow from operating activities	5,370	5,370	(2,955)	(2,955)
Cash flow from financing activities	124	124	131	131
Basic and diluted net loss per share	(0.32)	(0.32)	(0.74)	(0.72)

1988 Combination Stock Option Plan and 1998 Stock Incentive Plan

Our 1988 Combination Stock Option Plan, as amended (the “1988 Plan”) expired in December 1998. Our 1998 Stock Incentive Plan (the “1998 Plan” together with the 1988 Plan, the “Plans”) was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to our employees and restricted stock and non-statutory stock options to our employees, officers, directors and consultants. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of our common stock at the date of grant. Options granted generally vest over a three or four-year period and expire either five or ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant. At June 30, 2006, 1.2 million options covering shares of our common stock were available for grant and 6.3 million shares of our common stock were reserved for issuance under the Plans. Stock option activity under the Plans for the six-month period ended June 30, 2006 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	4,935	$11.13
Granted	2,112	4.02
Exercised	(33)	3.98
Forfeited	(2,229)	11.95
Outstanding at June 30, 2006	4,785	7.68

In the first quarter of 2006, we issued performance stock options to certain employees under the 1998 Plan. Performance stock options are a form of option award in which the number of options that ultimately vest depends on performance against specified performance targets. The performance period for the options issued in the first quarter of 2006 is January 1, 2006 through December 31, 2006. At the end of the performance period, if the performance targets are met, the options will begin to vest and will continue to vest into the first quarter of 2009. At June 30, 2006, the total performance stock options outstanding were 426,800, with a weighted average exercise price of $3.95.

Restricted stock activity under the 1998 Plan for the six-month period ended June 30, 2006 was as follows (shares in thousands):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	126	$5.43
Granted	55	3.95
Vested	(33)	5.56
Forfeited	—	—
Unvested at June 30, 2006	148	5.07

Directors’ Stock Option Plan

Our Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) provided for the issuance of stock options covering a total of 400,000 shares of our common stock to members of our board of directors who were not employees at any time during the preceding year (“Eligible Directors”). The Directors’ Plan expired August 22, 2002 and, therefore, no options will be granted under this plan in the future. All Eligible Director Options vested six months after the date of grant. At June 30, 2006 we had reserved 189,602 shares of common stock for issuance under the Directors’ Plan. Stock option activity under the Directors’ Plan for the six-month period ended June 30, 2006 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	192	$15.74
Granted	—	—
Exercised	—	—
Forfeited	(2)	12.60
Outstanding at June 30, 2006	190	15.78

Certain information regarding all options outstanding as of June 30, 2006 was as follows (shares in thousands):

	Options Outstanding	Options Exercisable
Number	4,975	2,908
Weighted average exercise price	$7.99	$10.82
Aggregate intrinsic value	—	—
Weighted average remaining contractual term	4.01 years	3.64 years

As of June 30, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock was $3.4 million, which will be recognized over the weighted average remaining vesting period of 1.2 years.

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard one-year or two-year warranty depending on product platform and geography. In addition, for certain customers, products, and regions, the standard warranty period offered may cover a 3 or 4 year period. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers.  The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.6 million and $2.2 million, respectively, at June 30, 2006 and December 31, 2005 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at June 30, 2006 and December 31, 2005 totaled $13.8 million, of which $11.0 million was classified as a component of current liabilities and $2.8 million was classified as other long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the warranty liability for the six months ended June 30, 2006 and 2005 (in thousands).

	Six Months Ended June 30,
	2006	2005
Warranty accrual, beginning of period	$13,767	$13,767
Reductions for warranty payments made	(9,721)	(8,368)
Warranties issued	6,550	6,547
Adjustments and changes in estimates	3,221	1,821
Warranty accrual, end of period	$13,817	$13,767

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At June 30, 2006 we had one outstanding letter of credit totaling $20 million, which expired August 2, 2006 and was subsequently renewed with a new expiration date of February 2, 2007. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $1.3 million, primarily related to value added tax and other deposits with foreign jurisdictions.

Note 8. Restructuring

In the three and six-month periods ended June 30, 2006, we incurred restructuring charges totaling $0.9 million and $1.9 million, respectively. Of the $1.9 million, approximately $1.1 million related to international facility consolidation activities that were completed during the first quarter of 2006. The second quarter 2006 charge related to severance for former InFocus employees terminated by South Mountain Technologies (“SMT”) during the second quarter of 2006.  We are contractually responsible for severance costs for their past service with InFocus. We could incur additional restructuring charges in future periods related to SMT if further headcount reductions are made involving former InFocus employees.

At June 30, 2006, we had $3.4 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the remaining severance and related costs to be paid by the end of the fourth quarter of 2006 and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2005	2006 Charges	2006 Amounts Paid	Accrual at June 30, 2006
Severance and related costs	$2,313	$850	$2,514	$649
Lease loss reserve	2,286	808	720	2,374
Other	412	267	257	422
Total	$5,011	$1,925	$3,491	$3,445

The total restructuring charges in the three and six-month periods ended June 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Severance and related costs	$850	$1,233	$850	$1,880
Lease loss reserve	—	—	808	3,146
Stock-based compensation	—	—	—	293
Other	—	117	267	731
	$850	$1,350	$1,925	$6,050

Note 9. Write-Down of Cost Method Investments

Based on changes in financing alternatives and strategic shifts that occurred during the first quarter of 2006, we recorded a charge of $7.5 million against other assets, net related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies.  The write-down is included in our consolidated statements of operations for the six-month period ended June 30, 2006 as a component of other, net. After analyzing their results of operations and prospects for raising additional capital and our willingness to participate in these activities, we determined our investments were substantially impaired. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost based investments to zero at June 30, 2006.

Note 10. Write-Down of Equity Method Investments

Based on the ongoing losses incurred and the strategic alternatives being explored for SMT in the second quarter of 2006, we recorded a charge of $2.1 million to write off the remaining value of our investment in SMT.  We continue to pursue other strategic alternatives for SMT which may require a dilution in our ownership interest and our presence on the SMT board of directors.

Note 11. Land Sale

On June 5, 2006, we sold two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon receiving net proceeds of $5.1 million and recognizing a gain on the sale of $0.6 million in our consolidated statements of operations for the three and six-month period ended June 30, 2006 as a component of Other, net.

Note 12. Other Income (Expense)

Other income (expense) included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Realized gain/(loss) on equity securities	$(266)	$4,232	$542	$13,450
Income/(loss) related to the profits of Motif, 50-50 joint venture	(200)	84	924	1,216
Expense related to losses of SMT, 50-50 joint venture	(1,147)	(1,325)	(2,709)	(1,798)
Write-down of equity method investment in SMT, 50-50 joint venture	(2,106)	—	(2,106)	—
Gains/(losses) related to foreign currency transactions	(155)	93	(503)	(75)
Write-down of cost-based investments in technology companies	—	—	(7,474)	—
Gain on sale of land	636	—	636	—
Other	(5)	161	35	150
	$(3,243)	$3,245	$(10,655)	$12,943

Note 13. Line of Credit Amendment

In connection with the land sale noted above, in June 2006, we amended our line of credit with Wells Fargo Foothills, Inc., removing the requirement to reduce the maximum amount that can be advanced under the line by the greater of $5 million or the net proceeds on the sale of land. Thus, the maximum that can be advanced under the line of credit remained at $25 million after completion of the land sale.

Note 14. 2005 10-K Filing and Audit Committee Investigations

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

On March 20, 2006, we received a Staff Determination notice from the Nasdaq Stock Market stating that we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed our annual report on Form 10-K for the fiscal year ended December 31, 2005. In April 2006, we participated in an oral hearing with a Nasdaq listing qualifications panel in which we presented our plan for filing both the 2005 Form 10-K and our Form 10-Q for the quarterly period ended March 31, 2006. On April 26, 2006, we received notice that the panel determined to continue the listing of our shares on the Nasdaq National Market, subject to certain conditions, including the filing of the Form 10-K on or before July 7, 2006 and the filing of the Form 10-Q on or before July 17, 2006. We filed both of these documents on June 26, 2006. On July 3, 2006, we were notified by the Nasdaq listing qualifications panel that we had made the requisite filings and evidenced compliance with all Nasdaq Marketplace Rules, and that our shares would therefore continue to be listed on The Nasdaq National Market.

In addition, we negotiated an extension to July 7, 2006 for providing Wells Fargo Foothill with audited financial statements for fiscal year 2005. The extension allowed us to maintain compliance with our line of credit agreement. We provided Wells Fargo Foothill with our audited financial statements for 2005 by the July 7, 2006 deadline.

Note 15. New Accounting Pronouncements

FASB Interpretation No. 48

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings (deficit) balance in the period of adoption and reported as a change in accounting principle.  Based on the current facts and circumstances we do not believe that the adoption of FASB Interpretation No. 48 will have a material impact on our results of operations, financial condition or cash flows.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No 133 and 140.” SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

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

Note 16. China Customs Investigation

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

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.  In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of June 30, 2006, all inventory previously impounded has been released by Shanghai Customs. We have made deposits with Shanghai Customs for the release of inventory totaling $14.4 million as of June 30, 2006. This deposit is recorded in other current assets on our consolidated balance sheets.

The release of any or all of the cash deposit is dependent on final case resolution.  At this time, we are not able to estimate when this case will ultimately be resolved or its financial impact on us and, therefore, have not recorded any expense in our statement of operations related to this matter.

Note 17. Subsequent Event

Restructuring

In the third quarter of 2006, we made a decision to outsource our US customer and technical support call center to a third party provider.  The transition will begin toward the end of the third quarter and will continue through the end of the fourth quarter of 2006.  As a result, we will record a restructuring charge for headcount reductions during the third quarter of 2006 related to this activity.

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

•                  expectations related to the operations, product shipments, and strategic alternatives of South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation;

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

Overview

Gross margins improved slightly to 15.0% on revenues of $97.6 million for the second quarter of 2006 compared to gross margins of 14.9% on revenues of $112.0 million for the first quarter of 2006. Our revenues were negatively impacted in the second quarter of 2006 by later than expected volume shipments of our new commercial products and weaker than planned sales of our new entry level consumer product, the IN72, especially through the consumer electronics retail channel in both the U.S. and Europe.  We believe consumer interest and demand for LCD and plasma televisions is negatively impacting sales of our new consumer products in this channel contributing to reduced revenues.

Operating expenses in the second quarter of 2006, excluding restructuring charges, were $23.6 million, down $1.3 million compared to the first quarter of 2006. We were able to achieve lower operating expense for the second quarter of 2006 compared to the first quarter of 2006, even after incurring $1.1 million in costs associated with the audit committee investigations during the second quarter of 2006. We also recorded other expense, net of $3.2 million for the second quarter of 2006, which, included a $3.2 million expense associated with South Mountain Technologies, our Chinese joint venture, offset by a $0.6 million gain on the sale of land. The expense related to SMT consisted of our share of SMT’s net loss for the quarter of $1.3 million an impairment of the remaining original investment of $2.1 million as we continue to seek strategic alternatives for SMT, and a credit of $0.2 million related to the reversal of the previously recognized elimination of our portion of the unrealized profit in inventory at June 30, 2006.

We finished the second quarter of 2006 with $92.4 million in cash and marketable securities and had no outstanding borrowings. The increase in cash of $14.2 million for the second quarter of 2006 was mainly attributable to $5.1 million in net proceeds received on the sale of land during the quarter and improvements in working capital management.

Results of Operations

	Three Months Ended June 30, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$97,642	100.0%	$135,832	100.0%
Cost of revenues	82,961	85.0	127,956	94.2
Gross margin	14,681	15.0	7,876	5.8

Operating expenses:
Marketing and sales	12,871	13.2	16,888	12.4
Research and development	4,492	4.6	4,887	3.6
General and administrative	6,210	6.4	6,060	4.5
Regulatory assessments	—	—	1,600	1.2
Restructuring costs	850	0.9	1,350	1.0
	24,423	25.0	30,785	22.7
Loss from operations	(9,742)	(10.0)	(22,909)	(16.9)
Other income (expense):
Interest expense	(97)	(0.1)	(150)	(0.1)
Interest income	569	0.6	351	0.3
Other, net	(3,243)	(3.3)	3,245	2.4
Loss before income taxes	(12,513)	(12.8)	(19,463)	(14.3)
Provision for income taxes	318	0.3	107	0.1
Net loss	$(12,831)	(13.1)%	$(19,570)	(14.4)%

	Six Months Ended June 30, (1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$209,661	100.0%	$272,848	100.0%
Cost of revenues	178,237	85.0	255,023	93.5
Gross margin	31,424	15.0	17,825	6.5

Operating expenses:
Marketing and sales	27,436	13.1	33,825	12.4
Research and development	9,324	4.4	11,018	4.0
General and administrative	11,703	5.6	11,771	4.3
Regulatory assessments	—	—	1,600	0.6
Restructuring costs	1,925	0.9	6,050	2.2
	50,388	24.0	64,264	23.6
Loss from operations	(18,964)	(9.0)	(46,439)	(17.0)
Other income (expense):
Interest expense	(204)	(0.1)	(296)	(0.1)
Interest income	1,085	0.5	618	0.2
Other, net	(10,655)	(5.1)	12,943	4.7
Loss before income taxes	(28,738)	(13.7)	(33,174)	(12.2)
Provision for income taxes	450	0.2	375	0.1
Net loss	$(29,188)	(13.9)%	$(33,549)	(12.3)%

(1) Percentages may not add due to rounding.

Revenues

Revenues decreased $38.2 million, or 28%, and $63.2 million, or 23%, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005.

The decreases in revenue in the 2006 periods compared to the 2005 periods were due to the following:

•                  a $1.3 million and $7.2 million decrease, respectively, in engine and display revenues in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 as we completely exited those markets during 2005 and transitioned such business to SMT;

•                  a 62% and 58% decrease, respectively, in OEM sales in the 2006 periods compared to the 2005 periods as we continued to deemphasize our OEM business;

•                  a 20,000 unit and 25,000 unit decrease, respectively, in total projector units sold to 84,000 units and 178,000 units in the three and six-month periods ended June 30, 2006 compared to 104,000 units and 203,000 units in the comparable periods of 2005; and

•                  a 15% and 14% decrease, respectively, in the 2006 periods compared to the 2005 periods in average projector selling prices (“ASPs”), due to both lower overall pricing and a shift in product mix.

Geographic Revenues

Revenues by geographic area and as a percentage of total revenue were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
United States	$67,522	69.1%	$86,898	64.0%	$131,210	62.5%	$163,954	60.1%
Europe	19,301	19.8%	30,617	22.5%	45,690	21.8%	71,026	26.0%
Asia	5,856	6.0%	11,387	8.4%	15,223	7.3%	23,820	8.7%
Other	4,963	5.1%	6,930	5.1%	17,538	8.4%	14,048	5.2%
	$97,642		$135,832		$209,661		$272,848

United States revenues in the three and six-month periods ended June 30, 2006 were down 22% and 20%, respectively, compared to the same periods of 2005. These decreases were primarily due to the lack of engine and display revenues in the 2006 periods, as well as the decreases in units and ASPs, as discussed above.

European revenues in the three and six-month periods ended June 30, 2006 were down 37% and 36%, respectively, compared to the same periods of 2005. These decreases were primarily due to our transition away from our OEM projector business, as well as declines in unit shipments and ASPs, as discussed above.  The declines in units and revenue in the European region is indicative of a very difficult competitive environment in that region.

Asian revenues in the three and six-month periods ended June 30, 2006 were down 49% and 36%, respectively, compared to the same periods of 2005. These decreases were primarily due to decreases in units, partially due to the lack of availability of China manufactured versions of our new products, and decreases in ASPs.

Backlog

At June 30, 2006, we had backlog of approximately $14.2 million, compared to approximately $17.6 million at December 31, 2005. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2006. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margins

We achieved gross margins of 15.0% in both the three and six-month periods ended June 30, 2006, compared to 5.8% and 6.5%, respectively, in the comparable periods of 2005.

The improvements in gross margins were due to the following:

•                  efficiencies achieved within our supply chain, including the reduction of inventory in order to better match the timing of product costs with revenues;

•                  introduction of new products with improved gross margins;

•                  fixed overhead costs for activities such as logistics centers, tooling amortization and inventory planning and procurement were a lower percentage of revenues as a result of efficiencies gained in the last four quarters;

•                  a $1.4 million and a $3.0 million charge, respectively, for inventory write-downs during the three and six-month periods ended June 30, 2006 compared to charges of $4.9 million and $8.5 million, respectively, in the comparable periods of 2005; and

•                  reductions in our overall cost to serve customers, including reductions in customer program costs.

Marketing and Sales Expense

Marketing and sales expense decreased $4.0 million, or 24%, to $12.9 million in the three-month period ended June 30, 2006 compared to $16.9 million in the same period of 2005 and decreased $6.4 million, or 19%, to $27.4 million in the six-month period ended June 30, 2006 compared to $33.8 million in the same period of 2005.

The decreases in marketing and sales expense were primarily due to efficiencies gained related to our previous restructuring activities, as well as decreases in certain marketing programs, such as cooperative advertising, which directly correlate with trends in revenue. These decreases were partially offset by advertising expenses incurred in the first two quarters of 2006 related to the launch of several new products and our new branding campaign. In addition, the 2006 periods included $122,000 and $264,000, respectively, of stock-based compensation, compared to $21,000 and $50,000, respectively, in the comparable periods of 2005.

Ongoing cost reduction initiatives contributed to the reductions in overall marketing and sales expense in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005. One of the major components of our ongoing cost reduction initiatives is to reduce our cost to serve customers. Accordingly, we have implemented, or are implementing, the following actions:

•                  focusing our sales and marketing activities on selected geographies in our international regions, enabling us to reduce our sales and marketing investment in these regions while improving focus in an attempt to grow our largest and most profitable revenue streams.  In Europe, our focus will be the European Union, with priority given to larger markets such as the United Kingdom, Germany and the Nordics. In Asia, our focus will be larger markets such as Singapore, Australia, India and China;

•                  in the Americas, we are concentrating our sales and marketing efforts on our most profitable channels and maximizing efficiencies in the highest growth channels; and

•                  we consolidated our worldwide marketing efforts under our Chief Marketing Officer. This worldwide consolidation resulted in synergies among previously dispersed marketing resources. We plan to reinvest a portion of these savings to create highly targeted demand generation in our key channels and to strengthen the range and reach of the InFocus brand.

Research and Development Expense

Research and development expense decreased $0.4 million, or 8.1%, to $4.5 million in the three-month period ended June 30, 2006 compared to $4.9 million in the same period of 2005 and decreased $1.7 million, or 15.4%, to $9.3 million in the six-month period ended June 30, 2006 compared to $11.0 million in the same period of 2005.

The reductions in research and development expense were primarily due to efficiencies gained through our previous restructuring activities, as well as a decrease in labor related costs resulting from a reduction in headcount related to our wireless initiatives that took place late in the second quarter of 2006. Partially offsetting these reductions in the 2006 periods was $48,000 and $93,000, respectively, of stock-based compensation, compared to no stock-based compensation in the comparable periods of 2005.

General and Administrative Expense

General and administrative expense increased $0.1 million, or 2.5%, to $6.2 million in the three-month period ended June 30, 2006 compared to $6.1 million in the same period of 2005 and decreased $0.1 million, or 0.6%, to $11.7 million in the six-month period ended June 30, 2006 compared to $11.8 million in the same period of 2005.

General and administrative expense in the three and six-month periods ended June 30, 2006 included approximately $1.1 million and $1.8 million, respectively, of costs related to our audit committee investigations. These increases were offset by efficiencies gained related to our previous restructuring activities. In addition, the 2006 periods included $109,000 and $255,000, respectively, of stock-based compensation, compared to $43,000 and $60,000, respectively, in the comparable periods of 2005.

Regulatory Assessments

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

Restructuring

In the three and six-month periods ended June 30, 2006, we incurred restructuring charges totaling $0.9 million and $1.9 million, respectively. Of the $1.9 million, approximately $1.1 million related to international facility consolidation activities that were completed during the first quarter of 2006.  The second quarter 2006 charge related to severance for former InFocus employees terminated by SMT during the second quarter of 2006.  We are contractually responsible for severance costs for their past service with InFocus. We could incur additional restructuring charges in future periods related to SMT if further headcount reductions are made involving former InFocus employees.

In the three and six months ended June 30, 2005, we incurred restructuring charges totaling $1.4 million and $6.1 million, respectively. The $1.4 million charge in the second quarter of 2005 was a result of efforts to streamline the company and align resources to achieve our strategic initiatives and consisted primarily of severance charges for changes in supply chain management and realignment of our European sales force. The remainder of the 2005 charges primarily related to our December 14, 2004 restructuring plan associated with streamlining our operations in Fredrikstad, Norway, and consisted primarily of costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe and non-cash stock-based compensation expense related to former employees who transitioned to SMT.

At June 30, 2006, we had a remaining accrual for our 2006 restructuring activities of $3.4 million.  See further detail in Note 8 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income in the three and six-months ended June 30, 2006 increased to $0.6 million and $1.1 million, respectively, compared to $0.4 and $0.6 million respectively, in the comparable periods of 2005. These increases were due to increased interest rates during the 2006 periods compared to the 2005 periods.

Other income (expense) included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Realized gain/(loss) on equity securities	$(266)	$4,232	$542	$13,450
Income/(loss) related to the profits of Motif, 50-50 joint venture	(200)	84	924	1,216
Expense related to losses of SMT, 50-50 joint venture	(1,147)	(1,325)	(2,709)	(1,798)
Write-down of equity method investment in SMT, 50-50 joint venture	(2,106)	—	(2,106)	—
Gains/(losses) related to foreign currency transactions	(155)	93	(503)	(75)
Write-down of cost-based investments in technology companies	—	—	(7,474)	—
Gain on sale of land	636	—	636	—
Other	(5)	161	35	150
	$(3,243)	$3,245	$(10,655)	$12,943

See Notes 9. and 10. of Notes to Consolidated Financial Statements for further discussion on the write-downs of our cost-based and equity method investments in the 2006 periods.

Income Taxes

Income tax expense in the 2006 and 2005 periods primarily represented income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash, cash equivalents and marketable securities were $92.4 million at June 30, 2006. At June 30, 2006, we had working capital of $127.5 million, which included $67.4 million of unrestricted cash and cash equivalents and $14.4 million of assets held as a deposit by Chinese officials pending resolution of the ongoing customs investigation in China. The current ratio at June 30, 2006 and December 31, 2005 was 2.3 to 1.

We sustained an operating loss of $19.0 million in the first six months of 2006, contributing to a decrease in net working capital of $12.8 million for the period. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We have a $25 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements. The line of credit expires in October 2006. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable. The line of credit requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement. At June 30, 2006, we were in compliance with the financial covenants and no amounts were outstanding under the line of credit.

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

At June 30, 2006 we had one outstanding letter of credit totaling $20 million, which expired on August 2, 2006 and was subsequently renewed with a new expiration date of February 2, 2007. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $23.6 million of cash and marketable securities that is reported as restricted on the consolidated balance sheets. The remainder of the restricted cash, totaling $1.3 million, primarily relates to building deposits and value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $7.9 million to $63.0 million at June 30, 2006 compared to $70.9 million at December 31, 2005. The decrease in the accounts receivable balance was primarily due to lower sales in the second quarter of 2006 compared to the fourth quarter of 2005. Offsetting the reduction in accounts receivable due to lower sales was an increase in days sales outstanding to 58 days at June 30, 2006 compared to 49 days at December 31, 2005.  The increase in days sales outstanding was primarily due to revenues being less linear during the second quarter of 2006 compared to the fourth quarter of 2005.

Total inventories, including consigned inventories, decreased $19.0 million to $47.5 million at June 30, 2006 compared to $66.5 million at December 31, 2005. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At June 30, 2006, we had approximately four weeks of inventory in the Americas channel compared to approximately five weeks at December 31, 2005. Annualized inventory turns were approximately 7 times for the quarter ended June 30, 2006 compared to approximately 4 times for the quarter ended June 30, 2005 and 6 times for the quarter ended December 31, 2005. Velocity in our supply chain allows us to better match current costs against current sales prices, maximizing our gross margin opportunity, reducing our total investment in working capital and reducing exposure to excess and obsolete inventory.

Land held for sale of $4.5 million at December 31, 2005 related to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon. On June 5, 2006, we sold the land, receiving net proceeds of $5.1 million and recognizing a gain on the sale of $0.6 million in the second quarter of 2006.

Other current assets at June 30, 2006 and December 31, 2005 included a $14.4 million deposit made to Chinese customs officials in connection with their investigation of our import duties.  See Part II, Item 1. for more details regarding this matter.

Expenditures for property and equipment, totaling $3.3 million in the first two quarters of 2006, were primarily for purchases of tooling, software upgrades, tradeshow equipment and office equipment. Total expenditures for property and equipment are expected to be between $5.0 million and $7.0 million in 2006.

Other assets decreased $13.1 million to $1.8 million at June 30, 2006 compared to $14.9 million at December 31, 2005. The decrease primarily related to a $7.5 million charge in the first quarter of 2006 for the write-down of two of our cost-based investments, Reflectivity and VST International, both technology start-up companies. After analyzing their results of operations and prospects for raising additional capital and our willingness to participate in these activities, we determined our investments were substantially impaired. In addition, during the first two quarters of 2006, we recognized $2.7 million in expense for our portion of SMT’s net loss. During the second quarter of 2006, we also wrote down the remaining value of our original investment in SMT resulting in additional expense of $2.1 million as we continue to seek strategic alternatives for SMT.

Related party accounts payable decreased $1.2 million to $3.5 million at June 30, 2006 compared to $4.7 million at December 31, 2005 and represent outstanding payables to SMT for the purchase of projectors.

Marketing incentives payable increased $2.0 million to $8.5 million at June 30, 2006 compared to $6.5 million at December 31, 2005, primarily due to increased marketing promotions activity late in the second quarter of 2006 offset by reductions in the marketing COOP payable balances due to lower revenue levels in the second quarter and reductions to the COOP program requirements.

Other current liabilities decreased $2.8 million to $8.4 million at June 30, 2006 compared to $11.2 million at December 31, 2005, primarily due to a $1.6 million decrease in our accruals related to our restructuring activities and a $0.7 million reduction in value added tax payable related to our European entities.  Included in other current liabilities at June 30, 2006 and December 31, 2005 was $3.4 million and $5.0 million, respectively, related to restructuring.

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

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.  In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of June 30, 2006, all inventory previously impounded has been released by Shanghai Customs. We have made deposits with Shanghai Customs for the release of inventory totaling $14.4 million as of June 30, 2006. This deposit is recorded in other current assets on our consolidated balance sheets.

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

Item 1A.  Risk Factors

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended March 31, 2006.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We will need to raise additional financing if our financial results do not improve.

We sustained an operating loss of $98.2 million during 2005 and $19.0 million in the first six months of 2006, contributing to a decrease in net working capital of $99.8 million and $12.8 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

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

Through the date of this report, our restructuring plan has not been as successful as expected, primarily as a result of lower than anticipated revenues. We must continue to focus on increasing revenues, increasing gross margins and further reducing operating expenses to return the company to profitability.

If our contract manufacturers or other outsourced service providers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

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

•                  Changes in their business models or operations;

•                  Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•                  Reduced control over the availability of our products.

In addition, we have recently announced our decision to outsource our US customer service and technical support call center to a third party provider.  We will rely on this third party to provide efficient and effective support to our customers and partners.  To the extent our customers are not satisfied with the level of service provided by our third party provider we may lose market share and our revenues and corporate reputation could be negatively harmed.

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

Certain components used in our products are now available only from single sources.  Most importantly, the Digital Light Processing® (“DLP®”) devices are only available from Texas Instruments. We have recently announced that we will focus all future development on DLP® technology, which will make the continued availability of DLP® devices increasingly important.

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

•                  securing bank or other sources of financing to fund business growth; and

•                  securing OEM customers.

We are continuing to work with SMT management and TCL to evaluate strategic alternatives for SMT. Some of the alternatives being explored may require a dilution of our ownership interest in SMT and our presence on the SMT board of Directors.  Another may involve an orderly wind down of SMT’s business operations.  There is no guarantee that we will be successful in securing additional funding for SMT from these alternatives which may require us to make additional cash contributions resulting in additional losses. In the interim, SMT has reduced headcount in order to lower its expense run rates. To the extent SMT headcount reductions involve former InFocus employees, we are contractually responsible for severance costs for their past service with InFocus. As a result, we recorded a restructuring charge related to these actions totaling $0.9 million during the second quarter of 2006 and could incur restructuring charges in future periods if further headcount reductions are required.

During the second quarter of 2006, we recorded an impairment charge totaling $2.1 million to write down the remaining portion of our original investment in SMT as we continue to seek strategic alternatives for SMT.  See Note 10 Write-Down of Equity Method Investments for further information.

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

During the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of June 30, 2006, approximately $14.4 million was being held in that account. The release of any or all of the cash deposit is dependent on final case resolution. The amount of any potential duties or penalties imposed upon us at resolution of this case would result in a charge to our statement of operations and could have a significant impact on our financial results.

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

Our business is subject to the overall health of the global economy. Purchase decisions for our products are made by corporations, governments, educational institutions, and consumers based on their overall available budget for information technology products. Any number of factors impacting the global economy including geopolitical issues, balance of trade concerns, inflation, interest rates, currency fluctuations and consumer confidence can impact the overall spending climate, both positively and negatively, in one or more geographies for our products. Deterioration in any one or combination of these factors could change overall industry dynamics and demand for discretionary products like ours and negatively impact our results of operations. During 2005 and continuing into 2006, for example, we experienced a slowdown in the European economy that affected demand for our products resulting in a downturn of our financial results for that region.

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

Revenues outside the United States accounted for approximately 38% of our revenues in the first six months of 2006, 37% of our revenues in 2005 and 43% of our revenues in 2004. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

In addition, we have recently announced our decision to outsource our US customer service and technical support call center to a third party provider.  We will rely on this third party to provide efficient and effective support to our customers and partners.  To the extent our customers are not satisfied with the level of service provided by our third party provider we may lose market share and our revenues and corporate reputation could be negatively impacted.

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

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 2 above). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of 2006, the calculation of stock-based compensation expense under SFAS No. 123R requires us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, sales and marketing expenses and general and administrative expenses.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1                           Amendment to compensation package for the Company’s non-employee directors – Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 19, 2006.

10.2                           Manufacturing and Supply Agreement, dated May 25, 2006, by and between the Company and Hon Hai Precision Industry Company Limited – Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 1, 2006.

10.3                           Letter Extension from Wells Fargo Foothill, Inc. for Delivery of Annual Financial Statements – Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 2, 2006.

10.4                           Fifth Amendment to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated June 7, 2006 – Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 9, 2006.

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

Date: August 8, 2006	INFOCUS CORPORATION

	By:	/s/ C. Kyle Ranson
C. Kyle Ranson
Director, President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Roger Rowe
Roger Rowe
Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer)