Form 10-Q
period 2006-09-30
INFOCUS CORP
filed 2006-11-09
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	39,797,128
(Class)	(Outstanding at November 1, 2006)

INFOCUS CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2006	2005

Assets
Current Assets:
Cash and cash equivalents	$53,814	$53,105
Marketable securities	134	1,199
Restricted cash, cash equivalents, and marketable securities	25,770	25,813
Accounts receivable, net of allowances of $7,607 and $8,198	49,689	70,883
Inventories	47,777	58,427
Consigned inventories	3,830	8,027
Land held for sale	—	4,469
Other current assets	17,713	24,094
Total Current Assets	198,727	246,017

Property and equipment, net of accumulated depreciation of $19,055 and $20,414	4,938	2,747
Deferred income taxes	—	193
Other assets, net	767	14,931
Total Assets	$204,432	$263,888

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$61,585	$69,968
Related party accounts payable	1,575	4,706
Payroll and related benefits payable	2,073	2,241
Marketing incentives payable	6,813	6,541
Accrued warranty	11,036	10,986
Other current liabilities	6,964	11,217
Total Current Liabilities	90,046	105,659

Long-Term Liabilities	2,943	3,038

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,797,128 and 39,711,578	90,910	90,037
Additional paid-in capital	76,430	76,133
Accumulated other comprehensive income:
Cumulative currency translation adjustment	28,611	24,200
Unrealized gain on equity securities	10	745
Accumulated deficit	(84,518)	(35,924)
Total Shareholders’ Equity	111,443	155,191
Total Liabilities and Shareholders’ Equity	$204,432	$263,888

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2006	2005	2006	2005

Revenues	$81,231	$130,321	$290,892	$403,169
Cost of revenues(1)	70,900	130,858	249,137	385,881
Gross margin (loss)	10,331	(537)	41,755	17,288

Operating expenses(1):
Marketing and sales	12,116	15,938	39,552	49,763
Research and development	3,826	5,261	13,150	16,279
General and administrative	5,198	6,017	16,901	17,788
Restructuring costs	850	5,950	2,775	12,000
Regulatory assessments	5,086	—	5,086	1,600
Impairment of long-lived assets	—	9,813	—	9,813
	27,076	42,979	77,464	107,243

Loss from operations	(16,745)	(43,516)	(35,709)	(89,955)

Other income (expense):
Interest expense	(86)	(129)	(290)	(425)
Interest income	614	661	1,699	1,279
Other, net	(2,915)	4,928	(13,570)	17,871
	(2,387)	5,460	(12,161)	18,725
Loss before income taxes	(19,132)	(38,056)	(47,870)	(71,230)
Provision for income taxes	274	274	724	649
Net loss	$(19,406)	$(38,330)	$(48,594)	$(71,879)

Basic net loss per share	$(0.49)	$(0.97)	$(1.23)	$(1.81)

Diluted net loss per share	$(0.49)	$(0.97)	$(1.23)	$(1.81)

Shares used in per share calculations:
Basic	39,659	39,595	39,644	39,605
Diluted	39,659	39,595	39,644	39,605

(1)             Cost of revenues and operating expenses for the three and nine months ended September 30, 2006 include SFAS 123(R) stock-based compensation expense.  See Note 5 of Notes to Consolidated Financial Statements for additional information.

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Nine months ended September 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(48,594)	$(71,879)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,924	8,254
Stock-based compensation	1,019	157
Gain on sale of property and equipment	(697)	(104)
Gain on sale of marketable securities	(809)	(17,727)
Deferred income taxes	241	1,563
Long-lived asset impairment	—	9,813
Non-cash write-down of cost based investments	7,454	—
Non-cash write-down of equity method investments	3,196	—
Non-cash regulatory assessment	5,086	1,600
Non-cash impairment of TUN assets	1,452	—
Other non-cash expense	1,955	675
(Increase) decrease in:
Restricted cash	(9,180)	(1,842)
Accounts receivable	22,316	30,044
Inventories	10,802	61,359
Consigned inventories	4,197	1,980
Other current assets	(392)	(2,602)
Increase (decrease) in:
Accounts payable	(8,723)	12,768
Related party accounts payable	(3,634)	119
Payroll and related benefits payable	(246)	(2,234)
Marketing incentives payable, accrued warranty and other current liabilities	(2,852)	9,000
Other long-term liabilities	(116)	191
Net cash provided by (used in) operating activities	(15,601)	41,135

Cash flows from investing activities:
Purchase of marketable securities	—	(11,678)
Maturities of marketable securities	9,223	15,763
Proceeds from sale of marketable securities	878	18,677
Payments for purchase of property and equipment	(4,196)	(4,341)
Proceeds received from sale of property and equipment	5,279	104
Payments for investments in patents and trademarks	—	(1,355)
Cash paid for investments in joint ventures	—	(10,000)
Dividend payments received from joint venture	1,000	2,650
Cash paid for acquisitions and cost based technology investments	—	(3,737)
Other assets, net	616	(71)
Net cash provided by investing activities	12,800	6,012

Cash flows from financing activities:
Repayments on short term borrowings	—	(16,198)
Proceeds from sale of common stock	131	66
Net cash provided by (used in) financing activities	131	(16,132)

Effect of exchange rate on cash	3,379	(1,065)
Increase in cash and cash equivalents	709	29,950

Cash and cash equivalents:
Beginning of period	53,105	17,032
End of period	$53,814	$46,982

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

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	September 30, 2006	December 31, 2005
Lamps and accessories	$3,117	$4,606
Service inventories	11,170	19,543
Finished goods	33,490	34,278
Total non-consigned inventories	$47,777	$58,427

Consigned finished good inventories	$3,830	$8,027

Total inventories	$51,607	$66,454

We classify our inventory in four categories: finished goods, lamps and accessories, service inventories and consigned finished goods inventories. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can be either sold as new or used in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $11.3 million and $20.9 million, respectively, as of September 30, 2006 and December 31, 2005.

Note 3. Earnings Per Share

Since we were in a loss position for the three and nine-month periods ended September 30, 2006 and 2005, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive include the following (in thousands):

	Three and Nine Months Ended September 30,
	2006	2005
Stock Options	4,685	5,450
Restricted Stock	139	134
Total Securities	4,824	5,584

Note 4.  Comprehensive Loss

Comprehensive loss includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive loss for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(19,406)	$(38,330)	$(48,594)	$(71,879)
Foreign currency translation gains/(losses)	(713)	(253)	4,411	(9,747)
Net unrealized gain(loss) on equity securities	10	(2,134)	(187)	(1,002)
Unrealized gain realized during the period	—	(4,277)	(548)	(17,739)
Total comprehensive loss	$(20,109)	$(44,994)	$(44,918)	$(100,367)

Note 5.  Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.  Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Our deferred compensation balance of $535,000 as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to additional paid in capital upon the adoption of SFAS No. 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption will be recognized in the periods after the date of adoption using the Black-Scholes valuation method over the remaining requisite service period of each grant.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net loss and net loss per share for these prior periods prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net loss, as reported	$(38,330)	$(71,879)
Add - stock-based employee compensation expense included in reported net loss	46	450
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(449)	(5,385)
Net loss, pro forma	$(38,733)	$(76,814)
Basic and diluted net loss per share:
As reported	$(0.97)	$(1.81)
Pro forma	$(0.98)	$(1.94)

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

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date fair value of each option share granted	$1.37	$2.12	$1.76	$3.15
Total intrinsic value of share options exercised	$—	$—	$26	$28
Total fair value of shares vested	$18	$—	$161	$44
Stock-based compensation recognized in results of operations	$332	$45	$1,019	$450
Cash received from options exercised and shares purchased under all share-based arrangements	$—	$—	$131	$66

There was no tax benefit related to stock options recognized in our statements of operations, no stock-based compensation capitalized to fixed assets, inventory or other assets, nor tax deductions realized related to stock options exercised in the three and nine-month periods ended September 30, 2006 or 2005.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Cost of revenues	$37	$1	$112	$2
Marketing and sales	118	25	382	75
Research and development	37	—	130	—
General and administrative	140	19	395	80
Restructuring	—	—	—	293
	$332	$45	$1,019	$450

The $0.3 million of stock-based compensation included in our statement of operations as a component of restructuring for the nine-month period ended September 30, 2005 was related to a non-cash stock-based compensation charge for employees who transferred to our 50-50 joint venture, South Mountain Technologies.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2006	2005
Risk-free interest rate	4.59 – 5.24%	3.72% - 4.18%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	2.9 – 3.9	3.9
Expected volatility	52.1 – 71.1%	77.3% - 78.6%
Discount for post vesting restrictions	0.00%	0.00%

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

The following indicates what certain operating results would have been without the effects of applying SFAS No. 123R in the three and nine-month periods ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	Pro Forma without effects of applying SFAS No. 123R	As Reported	Pro Forma without effects of applying SFAS No. 123R
Loss before income taxes	$(19,132)	$(18,857)	$(47,870)	$(47,041)
Net loss	(19,406)	(19,131)	(48,594)	(47,765)
Cash flow from operating activities	(12,646)	(12,646)	(15,601)	(15,601)
Cash flow from financing activities	—	—	131	131
Basic and diluted net loss per share	(0.49)	(0.48)	(1.23)	(1.20)

1988 Combination Stock Option Plan and 1998 Stock Incentive Plan

Our 1988 Combination Stock Option Plan, as amended (the “1988 Plan”) expired in December 1998. Our 1998 Stock Incentive Plan (the “1998 Plan” together with the 1988 Plan, the “Plans”) was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to our employees and restricted stock and non-statutory stock options to our employees, officers, directors and consultants. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of our common stock at the date of grant. Options granted generally vest over a three or four-year period and expire either five or ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant. At September 30, 2006, 1.5 million options covering shares of our common stock were available for grant and 6.3 million shares of our common stock were reserved for issuance under the Plans. Stock option activity under the Plans for the nine-month period ended September 30, 2006 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	4,930	$11.13
Granted	2,132	3.99
Exercised	(33)	3.98
Forfeited	(2,522)	11.44
Outstanding at September 30, 2006	4,507	7.66

In the first quarter of 2006, we issued performance stock options to certain employees under the 1998 Plan. Performance stock options are a form of option award in which the number of options that ultimately vest depends on performance against specified performance targets. The performance period for the options issued in the first quarter of 2006 is January 1, 2006 through December 31, 2006. At the end of the performance period, if the performance targets are met, the options will begin to vest and will continue to vest into the first quarter of 2009. At September 30, 2006, we do not believe that the performance targets will be achieved and therefore have not recorded any stock compensation expense related to the performance stock options in our consolidated statement of operations for the nine-month period ended September 30, 2006.  At September 30, 2006, the total performance stock options outstanding were 388,300, with a weighted average exercise price of $3.95.

Restricted stock activity under the 1998 Plan for the nine-month period ended September 30, 2006 was as follows (shares in thousands):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	126	$5.43
Granted	55	3.95
Vested	(40)	5.39
Forfeited	(2)	4.21
Unvested at September 30, 2006	139	5.03

Directors’ Stock Option Plan

Our Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) provided for the issuance of stock options covering a total of 400,000 shares of our common stock to members of our board of directors who were not employees at any time during the preceding year (“Eligible Directors”). The Directors’ Plan expired August 22, 2002 and, therefore, no options will be granted under this plan in the future. All Eligible Director Options vested six months after the date of grant. At September 30, 2006 we had reserved 178,410 shares of common stock for issuance under the Directors’ Plan. Stock option activity under the Directors’ Plan for the nine-month period ended September 30, 2006 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	192	$15.74
Granted	—	—
Exercised	—	—
Forfeited	(14)	7.81
Outstanding at September 30, 2006	178	16.34

Certain information regarding all options outstanding as of September 30, 2006 was as follows (shares in thousands):

	Options Outstanding	Options Exercisable
Number	4,685	2,812
Weighted average exercise price	$7.99	$10.65
Aggregate intrinsic value	$2	—
Weighted average remaining contractual term	3.79 years	3.45 years

As of September 30, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock was $2.9 million, which will be recognized over the weighted average remaining vesting period of 2.3 years.

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. We offer a standard one-year or two-year warranty depending on product platform and geography. In addition, for certain customers, products, and regions, the standard warranty period offered may cover a 3 or 4 year period. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.7 million and $2.2 million, respectively, at September 30, 2006 and December 31, 2005 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at September 30, 2006 and December 31, 2005 totaled $13.8 million, of which $11.0 million was classified as a component of current liabilities and $2.8 million was classified as other long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the warranty liability for the nine months ended September 30, 2006 and 2005 (in thousands).

	Nine Months Ended September 30,
	2006	2005
Warranty accrual, beginning of period	$13,767	$13,767
Reductions for warranty payments made	(12,245)	(13,164)
Warranties issued	9,898	10,636
Adjustments and changes in estimates	2,397	2,528
Warranty accrual, end of period	$13,817	$13,767

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At September 30, 2006 we had one outstanding letter of credit totaling $20 million, which expires February 2, 2007. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $24.5 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets.  In addition to the $20 million letter of credit, the $24.5 million in restricted cash and marketable securities also secures our foreign currency hedging transactions. The remainder of the restricted cash, totaling $1.3 million, primarily related to building lease deposits and value added tax deposits with foreign jurisdictions.

Note 8. Restructuring

In the three and nine-month periods ended September 30, 2006, we incurred restructuring charges totaling $0.9 million and $2.8 million, respectively, which included the following:

•                  approximately $1.1 million related to international facility consolidation activities that were completed during the first quarter of 2006;

•                  approximately $0.9 million in the second quarter 2006 related to severance for former InFocus employees terminated by South Mountain Technologies (“SMT”). To the extent SMT headcount reductions involve former InFocus employees, in most cases, we are contractually responsible for severance costs for their past service with InFocus. We could potentially incur additional restructuring charges in future periods related to SMT as further headcount reductions are made involving former InFocus employees which is estimated not to exceed $0.2 million; and

•                  approximately $0.9 million in the third quarter of 2006 related to severance costs as we took actions to reduce our cost structure.

We anticipate restructuring charges of approximately $1.0 million in the fourth quarter of 2006, primarily for additional severance costs related to further headcount reductions.

At September 30, 2006, we had $2.8 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the remaining severance and related costs to be paid over the next two quarters and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals.

The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2005	2006 Charges	2006 Amounts Paid	Accrual at September 30, 2006
Severance and related costs	$2,313	$1,668	$3,382	$599
Lease loss reserve	2,286	808	1,288	1,806
Other	412	299	292	419
Total	$5,011	$2,775	$4,962	$2,824

The total restructuring charges in the three and nine-month periods ended September 30, 2006 and 2005 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Severance and related costs	$818	$5,478	$1,668	$7,358
Lease loss reserve	—	230	808	3,376
Stock-based compensation	—	—	—	293
Other	32	242	299	973
	$850	$5,950	$2,775	$12,000

Note 9. Write-Down of Cost Method Investments

Based on changes in financing alternatives and strategic shifts that occurred during the first quarter of 2006, we recorded a charge of $7.5 million against other assets, net related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies.  The write-down is included in our consolidated statements of operations for the nine-month period ended September 30, 2006 as a component of other, net. After analyzing their results of operations and prospects for raising additional capital and our willingness to participate in these activities, we determined our investments were substantially impaired. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost based investments to zero at September 30, 2006.

Note 10. Write-Down of South Mountain Technologies

Based on the ongoing losses incurred and the strategic alternatives being explored for SMT in the second quarter of 2006, we recorded a charge of $2.1 million, as a component of other, net, to write off the remaining value of our investment in SMT. In addition, in the third quarter of 2006, we recorded a charge of $1.1 million as a component of other, net related to our estimate of costs to wind-down and exit from SMT’s operations. SMT is currently winding down its operations, including the sale of its assets and the settlement of its liabilities.  The charge recorded in the third quarter of 2006 of $1.1 million is our current best estimate of what our portion of the liabilities will be as we go through the wind-down process.

Note 11. Write-Down of The University Network Assets

During the third quarter of 2006, we incurred an impairment charge of $1.4 million related to the write-down of assets associated with The University Network (“TUN”).  We are in final negotiations with a third party for the sale of the assets associated with TUN and expect the sale to be complete in the fourth quarter of 2006.  The write down recorded was to restate the assets on our consolidated balance sheet to the estimated proceeds from the sale of the assets.  The charge of $1.4 million consisted of $1.1 million recorded to other, net for writing down the original purchase cost allocated to intangible assets related to TUN and $0.3 million as a component of cost of revenues for the write down of the fixed assets deployed by TUN to their fair market value.

Note 12. Land Sale

On June 5, 2006, we sold two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon receiving net proceeds of $5.1 million and recognizing a gain on the sale of $0.6 million in our consolidated statements of operations for the nine-month period ended September 30, 2006 as a component of other, net.

Note 13. Other Income (Expense)

Other income (expense) included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Realized gain on equity securities	$—	$4,277	$542	$17,726
Income related to the profits of Motif, 50-50 joint venture	175	1,650	1,100	2,866
Expense related to losses of SMT, 50-50 joint venture	—	(1,567)	(2,709)	(3,364)
Write-down of equity method investment in SMT, 50-50 joint venture	—	—	(2,106)	—
Charge for estimated costs to wind-down SMT	(1,091)	—	(1,091)	—
Impairment charge related to TUN	(1,117)	—	(1,117)	—
Gains/(losses) related to foreign currency transactions	(868)	655	(1,372)	581
Write-down of cost-based investments in technology companies	—	—	(7,474)	—
Gain on sale of land	—	—	636	—
Other	(14)	(87)	21	62
	$(2,915)	$4,928	$(13,570)	$17,871

Note 14. 2005 10-K Filing and Audit Committee Investigations

On March 9, 2006 we announced a delay in filing our fiscal 2005 Annual Report on Form 10-K to allow for the completion of internal investigations initiated by our audit committee and completion of related audit procedures by our registered independent auditors.

In July 2005, we self disclosed possible infractions of U.S. export law to the Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries. Our Audit Committee commenced an investigation and engaged independent counsel to assist with this process. The results of the independent investigation were submitted to OFAC and the Bureau of Industry and Security (“BIS”) in March 2006 for their review. Upon completion of the investigation, it was apparent that the severity of the situation was significantly less than initially thought.  In June 2006, we received a letter from OFAC indicating that it closed its investigation by issuing a cautionary letter in lieu of any further enforcement action.  In August 2006, we received a letter from BIS indicating that it closed its investigation by issuing a cautionary letter in lieu of any further enforcement action. We originally accrued an estimated charge of $1.6 million for potential regulatory assessments during the second quarter of 2005 and, in the third quarter of 2006, we reversed the remaining $1.3 million accrual as an offset to regulatory assessments.

In February 2006, as part of the document review related to the OFAC investigation described above, written communications were reviewed that raised potential concerns regarding the effectiveness of our financial controls and policies regarding revenue recognition. After consultation with our independent auditors, our Audit Committee commenced an investigation and engaged independent counsel and accounting experts to assist with the investigation into this matter. In June 2006, after an extensive document review and interviewing relevant current and former employees, independent counsel issued a report to the Audit Committee concluding that we employ sound and appropriate revenue recognition practices and procedures. The investigation did not identify any situation that would require restatement of financial statements for any prior periods nor any material weaknesses in internal controls. After reviewing the report, our Audit Committee adopted these findings and closed the investigation.

In January 2006, we received an unsubstantiated anonymous communication alleging that certain persons employed by our Chinese subsidiary had engaged in improper business practices. Again, after consultation with our independent auditors, our Audit Committee commenced an investigation and engaged independent counsel to assist in an investigation into this matter. In June 2006, after an extensive document review and interviewing relevant current and former employees, independent counsel issued a report to the Audit Committee concluding that there was no basis for these allegations. The investigation did not identify any situation that would require restatement of financial statements of any prior periods nor any material weaknesses in internal controls. After reviewing the report, our Audit Committee adopted these findings and closed the investigation.

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

Note 15. New Accounting Pronouncements

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 will not have any effect on our financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  While we are still analyzing the effects of applying SFAS No. 157, we believe that the adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are not currently aware of any misstatements and, accordingly, we believe that the implementation of SAB No. 108 will not have a material effect on our financial position or results of operations.

FASB Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109, “Accounting for Income Taxes.” Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings (deficit) balance in the period of adoption and reported as a change in accounting principle. Based on the current facts and circumstances we do not believe that the adoption of FASB Interpretation No. 48 will have a material impact on our results of operations, financial condition or cash flows.

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

Note 16. China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities. In mid-May 2003, Chinese officials took actions that effectively shut down our Chinese subsidiary’s importation and sales operations. The Chinese authorities questioned the classification of our products upon importation into China. When we established operations in China in late 2000, our Chinese subsidiary imported data projectors. The distinction between a data projector and a video projector is important because the duty rates on a video projector are much higher than on a data projector. If the video projector duty rate were to be applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai

Customs controlled bank account representing an additional deposit pending final resolution of the case. As of September 30, 2006, all inventory previously impounded has been released by Shanghai Customs.

In the third quarter of 2006, we were actively involved with settlement negotiations with Shanghai customs and made a settlement offer for back duties and penalties for certain products imported into China prior to the start of the investigation in 2003. The settlement offer amounted to approximately $6.4 million, which was recorded as regulatory assessments on our consolidated statement of operations. We continue to have deposits with Shanghai Customs for the release of inventory totaling $14.6 million as of September 30, 2006. This deposit, net of the $6.4 million settlement offer, which totaled approximately $8.2 million at September 30, 2006, is recorded in other current assets on our consolidated balance sheet.

The release of any or all of the cash deposit is dependent on final case resolution and Shanghai Customs controls the process and timing for finalizing their Administrative review. At this time, we are not able to estimate when this case will ultimately be resolved or whether Shanghai customs will accept our settlement offer.

Note 17. Noncompliance with Debt Covenants

At September 30, 2006, we were out of compliance with a financial covenant in our revolving line of credit facility agreement (the “Agreement”) with Wells Fargo Foothill, Inc. (“Wells Fargo”) as a result of the loss recorded for the quarter ended September 30, 2006. The Agreement requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the Agreement, which we failed to achieve for the third quarter of 2006. We did not have any amounts outstanding under the Agreement as of September 30, 2006. See Note 18 for a discussion of amendments to the Agreement and the waiver of non-compliance received in October 2006.

Note 18. Subsequent Events

Strategic Alternatives

In October 2006, we announced that our Board of Directors is conducting an ongoing evaluation of strategic alternatives for the company and that Banc of America Securities is engaged as our financial advisor to assist the Board in its evaluation.

Line of Credit Amendment

As discussed above, as of September 30, 2006, we were out of compliance with a financial covenant contained in our revolving line of credit facility with Wells Fargo. In October 2006, we entered into an agreement with Wells Fargo to amend the Agreement by extending the maturity date to March 31, 2007 and also received a waiver for non-compliance with the financial covenant.  Also, future financial covenants were modified to levels we expect to be able to achieve in future periods. In addition, the amendment reduced the maximum amount that can be advanced under the line from $25 million to $15 million.

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

•                  the wind-down of South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation;

•                  the supply of components, subassemblies, and projectors manufactured for us;

•                  our financial risks;

•                  fluctuations in our revenues and results of operations;

•                  estimated impact of regulatory actions by authorities in the markets we serve including our China customs case;

•                  anticipated outcome of legal disputes;

•                  uncertainties associated with the activities of our contract manufacturing partners;

•                  the evaluation of strategic alternatives being conducted by our Board of Directors;

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

Overview

Gross margins decreased to 12.7% on revenues of $81.2 million for the third quarter of 2006 compared to gross margins of 15.0% on revenues of $97.6 million for the second quarter of 2006.   Revenues in the third quarter of 2006 in both the Americas and Europe were negatively impacted by lower sales of our meeting room projectors through the PC distribution channel.  We transitioned our meeting room product portfolio during the third quarter of 2006 and were only able to ship our new 2000 lumen IN32 and 2500 lumen IN34 projectors in mid-September, leaving little time for sales of these products in the third quarter.  As a result of the timing of the shipment of our new meeting room products and declines in the sales of other products, we experienced a decline in the number of projector units sold in the third quarter of 2006 to 74,000 units, down from 84,000 units in the second quarter of 2006.  In addition to the decline in projector unit sales, we experienced average sales price declines of 5% across our product portfolio in the third quarter of 2006 compared to the second quarter of 2006.  In addition to the decline in sales, our gross margins were negatively impacted by a $1.6 million charge to cost of revenues related to the write-down to estimated net realizable value of our remaining inventory and future purchase commitments for the IN72, our entry level consumer product.  The write-down to net realizable value on the IN72 was necessary due to continued sales below expectations through the mass consumer electronics retail channel.

Operating expenses in the third quarter of 2006, excluding restructuring charges of $0.9 million and regulatory assessments of $5.1 million, were $21.1 million, down $2.4 million compared to the second quarter of 2006. The reduction of $2.4 million in operating expenses during the third quarter of 2006 reflects our continued focus on restructuring efforts and other cost cutting initiatives.  In addition, we incurred $1.1 million of costs associated with audit committee investigations that came to a close in the second quarter of 2006 and we did not have any material expenses associated with these investigations during the third quarter of 2006.

Other expense in the third quarter of 2006 was $2.9 million and included a charge of $1.1 million related to our current best estimate of wind-down costs for SMT and a $1.1 million impairment charge related to The University Network (“TUN”) assets.  SMT is currently focusing on a planned wind-down of its business including a sale of assets and settlement of liabilities and the $1.1 million charge recorded in the third quarter of 2006 is our current best estimate of additional costs to be incurred by us as SMT goes through the wind-down process.  The impairment charge related to the assets of TUN was based on the difference between the carrying cost of these assets on our consolidated balance sheet and the estimated net proceeds from an expected sale of these assets to a third party.  We are currently in negotiations with a third party for the sale of the assets associated with TUN and expect the sale to be complete during the fourth quarter of 2006.

We finished the third quarter of 2006 with $79.7 million in cash, restricted cash, and marketable securities and had no outstanding borrowings. The decrease in cash of $12.7 million for the third quarter of 2006, including $25.8 million of restricted cash and marketable securities, was mainly attributable to our net loss for the quarter as cash inflows from reduced accounts receivable approximately offset the increase in inventory and reduction in accounts payable during the quarter.

In October 2006, we announced that our Board of Directors is conducting an ongoing evaluation of strategic alternatives and that Banc of America Securities is engaged as our financial advisor to assist the Board in its evaluation.  There has been no specific timeline established for completion of the evaluation and there can be no assurances that the evaluation process will result in any specific outcome.  As a result of this announcement, we implemented a retention bonus program for all employees other than the Chief Executive Officer.  The retention bonus program will pay a bonus to employees who remain with the Company through April 30, 2007.  The total cost of the retention bonus program is estimated to be $1.7 million.  All employees, other than officers of the Company, are eligible for the basic retention bonus program provided they were employed as of October 31, 2006.  The bonus amounts under the basic retention bonus program will be paid in two installments, with the first installment of 20% paid to all eligible  employees who remain with the Company through January 31, 2007 and the second installment of 80% to be paid to all eligible employees who remain with the Company through April 30, 2007.  There is a separate retention program for the officers of the Company, other than the Chief Executive Officer, which provides for each of the officers to receive 8% of their annual salary if the Company achieves its adjusted operating income goals in the fourth quarter of 2006 and an additional 8% of their annual salary if the Company achieves its adjusted operating income goals in the first quarter of 2007.  In order for the eligible officers of the Company to receive any retention bonus amounts, the officer must be employed by the Company on April 30, 2007.

Results of Operations

	Three Months Ended September 30,(1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$81,231	100.0%	$130,321	100.0%
Cost of revenues	70,900	87.3	130,858	100.4
Gross margin (loss)	10,331	12.7	(537)	(0.4)

Operating expenses:
Marketing and sales	12,116	14.9	15,938	12.2
Research and development	3,826	4.7	5,261	4.0
General and administrative	5,198	6.4	6,017	4.6
Restructuring costs	850	1.0	5,950	4.6
Regulatory assessments	5,086	6.3	—	—
Impairment of long-lived assets	—	—	9,813	7.5
	27,076	33.3	42,979	33.0
Loss from operations	(16,745)	(20.6)	(43,516)	(33.4)
Other income (expense):
Interest expense	(86)	(0.1)	(129)	(0.1)
Interest income	614	0.8	661	0.5
Other, net	(2,915)	(3.6)	4,928	3.8
Loss before income taxes	(19,132)	(23.5)	(38,056)	(29.2)
Provision for income taxes	274	0.3	274	0.2
Net income (loss)	$(19,406)	(23.8)%	$(38,330)	(29.4)%

	Nine Months Ended September 30,(1)
	2006		2005
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$290,892	100.0%	$403,169	100.0%
Cost of revenues	249,137	85.6	385,881	95.7
Gross margin	41,755	14.4	17,288	4.3

Operating expenses:
Marketing and sales	39,552	13.6	49,763	12.3
Research and development	13,150	4.5	16,279	4.0
General and administrative	16,901	5.8	17,788	4.4
Regulatory assessments	5,086	1.7	1,600	0.4
Restructuring costs	2,775	1.0	12,000	3.0
Impairment of long-lived assets	—	—	9,813	2.4
	77,464	26.7	107,243	26.6
Loss from operations	(35,709)	(12.3)	(89,955)	(22.3)
Other income (expense):
Interest expense	(290)	(0.1)	(425)	(0.1)
Interest income	1,699	0.6	1,279	0.3
Other, net	(13,570)	(4.7)	17,871	4.4
Loss before income taxes	(47,870)	(16.5)	(71,230)	(17.7)
Provision for income taxes	724	0.2	649	0.2
Net loss	$(48,594)	(16.7)%	$(71,879)	(17.8)%

(1) Percentages may not add due to rounding.

Revenues

Revenues decreased $49.1 million, or 38%, and $112.3 million, or 28%, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005.

The decreases in revenue in the 2006 periods compared to the 2005 periods were due to the following:

•                  a $3.5 million and $10.7 million decrease, respectively, in engine and display revenues in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 as we completely exited those markets in late 2005 ;

•                  a 67% and 60% decrease, respectively, in OEM sales in the 2006 periods compared to the 2005 periods as we continued to deemphasize our OEM business;

•                  a 26,000 unit and 49,000 unit decrease, respectively, in total projector units sold to 74,000 units and 252,000 units in the three and nine-month periods ended September 30, 2006 compared to 99,000 units and 301,000 units in the comparable periods of 2005; and

•                  a 19% and 15% decrease, respectively, in the 2006 periods compared to the 2005 periods in average projector selling prices (“ASPs”), due to both lower overall pricing and a shift in product mix.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
United States	$57,291	70.5%	$90,273	69.3%	$188,501	64.8%	$254,227	63.0%
Europe	13,328	16.4%	25,271	19.4%	59,018	20.3%	96,297	23.9%
Asia	6,796	8.4%	10,275	7.9%	22,019	7.6%	34,095	8.5%
Other	3,816	4.7%	4,502	3.4%	21,354	7.3%	18,550	4.6%
	$81,231		$130,321		$290,892		$403,169

United States revenues in the three and nine-month periods ended September 30, 2006 were down 37% and 26%, respectively, compared to the same periods of 2005. These decreases were primarily due to the lack of engine and display revenues in the 2006 periods, as well as the decreases in units and ASPs, as discussed above.

European revenues in the three and nine-month periods ended September 30, 2006 were down 47% and 39%, respectively, compared to the same periods of 2005.  In addition to decreases in units sold and ASP’s, European revenues for the third quarter of 2006 were significantly impacted by the product transition in our main stream meeting room products as our old products in this category did not meet new regulatory requirements which went into effect on July 1, 2006.  Our entire product line is now in compliance with these new regulations.

Asian revenues in the three and nine-month periods ended September 30, 2006 were down 34% and 35%, respectively, compared to the same periods of 2005. These decreases were primarily due to decreases in units, partially due to the lack of availability of China manufactured versions of our new products earlier in 2006, and decreases in ASPs.

Backlog

At September 30, 2006, we had backlog of approximately $12.3 million, compared to approximately $17.6 million at December 31, 2005. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2006. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 12.7% and 14.4%, respectively, in the three and nine-month periods ended September 30, 2006, compared to a negative 0.4% and a positive 4.3%, respectively, in the same periods of 2005.

The improvements in gross margins were due to the following:

•                  efficiencies achieved within our supply chain, including the reduction of inventory in order to better match the timing of product costs with revenues;

•                  introduction of new products with improved gross margins;

•                  a $4.3 million and a $7.3 million charge, respectively, for inventory write-downs during the three and nine-month periods ended September 30, 2006 compared to charges of $16.4 million and $24.8 million, respectively, in the comparable periods of 2005; and

•                  reductions in our overall cost to serve customers, including reductions in customer program costs.

Marketing and Sales Expense

Marketing and sales expense decreased $3.8 million, or 24%, to $12.1 million in the three-month period ended September 30, 2006 compared to $15.9 million in the same period of 2005, and decreased $10.2 million, or 21%, to $39.6 million in the nine-month period ended September 30, 2006 compared to $49.8 million in the same period of 2005.

The decreases in marketing and sales expense were primarily due to efficiencies gained related to our previous restructuring activities, as well as decreases in certain marketing programs, such as cooperative advertising, which directly correlate with trends in revenue. These decreases were partially offset by advertising expenses incurred in the first three quarters of 2006 related to the launch of several new products and our new branding campaign. In addition, the 2006 periods included $118,000 and $382,000, respectively, of stock-based compensation, compared to $25,000 and $75,000, respectively, in the comparable periods of 2005.

Ongoing cost reduction initiatives contributed to the reductions in overall marketing and sales expense in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005. One of the major components of our ongoing cost reduction initiatives is to reduce our cost to serve customers. Accordingly, we have implemented, or are implementing, the following actions:

•                  focusing our sales and marketing activities on selected geographies in our international regions, enabling us to reduce our sales and marketing investment in these regions while improving focus in an attempt to grow our largest and most profitable revenue streams. In Europe, our focus will be the European Union, with priority given to larger markets such as the United Kingdom, Germany and the Nordics. In Asia, our focus will be larger markets such as Singapore, Australia, India and China; and

•                  in the Americas, we are concentrating our sales and marketing efforts on our most profitable channels and maximizing efficiencies in the highest growth channels.

Research and Development Expense

Research and development expense decreased $1.4 million, or 27%, to $3.8 million in the three-month period ended September 30, 2006 compared to $5.3 million in the same period of 2005 and decreased $3.1 million, or 19%, to $13.2 million in the nine-month period ended September 30, 2006 compared to $16.3 million in the same period of 2005.

The reductions in research and development expense were primarily due to efficiencies gained through our previous restructuring activities, as well as a decrease in labor related costs resulting from a reduction in headcount related to our wireless initiatives that took place late in the second quarter of 2006. Partially offsetting these reductions in the 2006 periods was $37,000 and $130,000, respectively, of stock-based compensation, compared to no stock-based compensation in the comparable periods of 2005.

General and Administrative Expense

General and administrative expense decreased $0.8 million, or 14%, to $5.2 million in the three-month period ended September 30, 2006 compared to $6.0 million in the same period of 2005 and decreased $0.9 million, or 5%, to $16.9 million in the nine-month period ended September 30, 2006 compared to $17.8 million in the same period of 2005.

General and administrative expense in the nine-month period ended September 30, 2006 included approximately $1.8 million of costs related to our audit committee investigations. The audit committee investigations were completed in the second quarter of 2006 and therefore no significant costs were incurred in the third quarter of 2006 associated with these investigations. In addition, the 2006 periods included $140,000 and $395,000, respectively, of stock-based compensation, compared to $19,000 and $80,000, respectively, in the comparable periods of 2005. These increases were offset by efficiencies gained related to our previous restructuring activities.

Regulatory Assessments

Regulatory assessments of $5.1 million in the three and nine-month periods ended September 30, 2006 included a $6.4 million charge for a settlement offer we made to Shanghai Customs to resolve our outstanding case, offset by the $1.3 million reversal of our remaining accrual related to our closed Office of Foreign Assets Control case. See also Notes 14 and 16 of Notes to Consolidated Financial Statements.

Restructuring

In the three and nine-month periods ended September 30, 2006, we incurred restructuring charges totaling $0.9 million and $2.8 million, respectively.  Of the $2.8 million, approximately $1.1 million related to international facility consolidation activities that were completed during the first quarter of 2006.  Both the second quarter charge of $0.9 million and the third quarter charge of $0.9 million are for estimated severance costs related to headcount reductions.  The second quarter 2006 charge primarily related to severance for former InFocus employees terminated by SMT during the second quarter of 2006.  In most cases, we are contractually responsible for severance costs for their past service with InFocus.  We could potentially incur additional restructuring charges in future periods related to SMT as further headcount reductions are made involving former InFocus employees, which is estimated not to exceed $0.2 million.  The third quarter 2006 charge is for severance costs related to the decision to outsource our U.S. call center to a third party as well as other headcount reductions initiated during the third quarter.

In the three and nine-month periods ended September 30, 2005, we incurred restructuring charges totaling $6.0 million and $12.0 million, respectively.  The $6.0 million charge in the third quarter of 2005 was primarily related to reductions in headcount that took place as part of a comprehensive restructuring plan that was announced in September of 2005. A $1.4 million charge in the second quarter of 2005 was primarily associated with severance charges for changes in supply chain management and realignment of our European sales force. The remainder of the 2005 charges primarily related to our December 2004 plan of restructuring associated with streamlining our operations in Fredrikstad, Norway, and consisted primarily of costs to vacate space under long-term lease arrangements, additional severance charges in the U.S. and Europe and non-cash stock-based compensation expense related to former employees who transitioned to SMT.

At September 30, 2006, we had a remaining accrual for our restructuring activities of $2.8 million.  See further detail in Note 8 of Notes to Consolidated Financial Statements.

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

During the third quarter of 2005, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis indicated that the book value of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Based on our analyses, we determined that all of our long-lived assets, other than tooling equipment related to current products, were fully impaired. Accordingly, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005 in order to write-off the remaining book value of our long-lived assets other than tooling equipment used in the production of current products. Of the $9.8 million charge, $7.1 million was allocated to property and equipment and $2.7 million was allocated to other intangible assets, including the carrying value of patents and trademarks.  The majority of the impaired long-lived assets are continuing to be used in operations.

Other Income (Expense)

Interest income in the three and nine-month periods ended September 30, 2006 was $0.6 million and $1.7 million, respectively, compared to $0.7 million and $1.3 million, respectively, in the same periods of 2005. The increase in the nine-month period was due to increased interest rates during the 2006 period compared to the 2005 period. For the three-month period, the increased interest rates were offset by a reduction in cash balances available for investment due to the use of cash in operations.

Other income (expense) included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Realized gain on equity securities	$—	$4,277	$542	$17,726
Income related to the profits of Motif, 50-50 joint venture	175	1,650	1,100	2,866
Expense related to losses of SMT, 50-50 joint venture	—	(1,567)	(2,709)	(3,364)
Write-down of equity method investment in SMT, 50-50 joint venture	—	—	(2,106)	—
Charge for estimated costs to wind-down SMT	(1,091)	—	(1,091)	—
Impairment charge related to TUN assets	(1,117)	—	(1,117)	—
Gains/(losses) related to foreign currency transactions	(868)	655	(1,372)	581
Write-down of cost-based investments in technology companies	—	—	(7,474)	—
Gain on sale of land	—	—	636	—
Other	(14)	(87)	21	62
	$(2,915)	$4,928	$(13,570)	$17,871

See Notes 9, 10 and 11 of Notes to Consolidated Financial Statements for further discussion on the write-downs of our cost-based and equity method investments in the 2006 periods.

Income Taxes

Income tax expense in the 2006 and 2005 periods primarily represented income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash, cash equivalents, marketable securities and restricted cash, cash equivalents and marketable securities were $79.7 million at September 30, 2006. At September 30, 2006, we had working capital of $108.7 million, which included $53.8 million of unrestricted cash and cash equivalents and $8.2 million of assets held as a deposit by Chinese officials pending resolution of the ongoing customs investigation in China. The current ratio at September 30, 2006 and December 31, 2005 was 2.2 to 1 and 2.3 to 1, respectively.

We sustained an operating loss of $35.7 million in the first nine months of 2006, contributing to a decrease in net working capital of $31.7 million for the period. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We currently have a $15 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements.  Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable.

As of September 30, 2006, we were out of compliance with a financial covenant contained in our revolving line of credit facility with Wells Fargo as a result of the loss recorded for the third quarter of 2006.  The line of credit facility requires us to achieve a minimum level of earnings before interest, taxes, depreciation and amortization as defined in the agreement.  In October 2006, we entered into an agreement with Wells Fargo to amend our line of credit by extending the maturity date to March 31, 2007 and also received a waiver for non-compliance with the financial covenants.  As a result, future financial covenants were modified to levels we expect to be able to achieve in future periods.  In addition, the amendment reduced the maximum amount that can be advanced under the line from $25 million to $15 million.

We anticipate that our current cash and marketable securities, along with cash we anticipate generating from operations and our ability to borrow against our line of credit, will be sufficient to fund our known operating and capital requirements for at least the next 12 months. However, to the extent our operating results fall below our expectations, we may need to raise additional capital through debt or equity financings. We may also need additional capital if we pursue other strategic growth opportunities. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

At September 30, 2006 we had one outstanding letter of credit totaling $20 million, which expires February 2, 2007. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $24.5 million of cash and marketable securities that is reported as restricted on the consolidated balance sheets.  In addition to the $20 million letter of credit, the $24.5 million in restricted cash and marketable securities also secures our foreign currency hedging transactions. The remainder of the restricted cash, totaling $1.3 million, primarily relates to building deposits and value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $21.2 million to $49.7 million at September 30, 2006 compared to $70.9 million at December 31, 2005. The decrease in the accounts receivable balance was primarily due to lower sales in the third quarter of 2006 compared to the fourth quarter of 2005. Offsetting the reduction in accounts receivable due to lower sales was an increase in days sales outstanding to 55 days at September 30, 2006 compared to 49 days at December 31, 2005.

Total inventories, including consigned inventories, decreased $14.9 million to $51.6 million at September 30, 2006 compared to $66.5 million at December 31, 2005. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At September 30, 2006 and December 31, 2005, we had approximately 5 weeks of inventory in the Americas channel. Annualized inventory turns were approximately 6 times for the quarter ended September 30, 2006 compared to approximately 5 times for the quarter ended September 30, 2005 and 6 times for the quarter ended December 31, 2005. Velocity in our supply chain allows us to better match current costs against current sales prices, maximizing our gross margin opportunity, reducing our total investment in working capital and reducing exposure to excess and obsolete inventory.

Land held for sale of $4.5 million at December 31, 2005 related to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon. On June 5, 2006, we sold the land, receiving net proceeds of $5.1 million and recognizing a gain on the sale of $0.6 million in the second quarter of 2006.

Other current assets at September 30, 2006 and December 31, 2005 included an $8.2 million and a $14.6 million deposit, respectively, made to Chinese customs officials in connection with their investigation of our import duties.  The decrease in this deposit was due to the regulatory assessment charge of $6.4 million recorded in the third quarter of 2006. See Part II, Item 1. and Note 16 to the Notes to the Consolidated Financial Statements for more details regarding this matter.

Expenditures for property and equipment totaling $4.2 million in the first three quarters of 2006, were primarily for purchases of tooling, software upgrades, tradeshow equipment and office equipment. Total expenditures for property and equipment are expected to be between $5.0 million and $7.0 million in 2006.

Other assets decreased $14.2 million to $0.8 million at September 30, 2006 compared to $14.9 million at December 31, 2005. The decrease primarily related to a $7.5 million charge in the first quarter of 2006 for the write-down of two of our cost-based investments, Reflectivity and VST International, both technology start-up companies. After analyzing their results of operations and prospects for raising additional capital and our willingness to participate in these activities, we determined our investments were substantially impaired. During the second quarter of 2006, we also recorded a $2.1 million charge to write off the remaining value of our original investment in SMT.  During the third quarter of 2006, we recorded a charge of $1.1 million related to the write-down of TUN assets.

Related party accounts payable decreased $3.1 million to $1.6 million at September 30, 2006 compared to $4.7 million at December 31, 2005 and represent outstanding payables to SMT for the purchase of projectors.

Other current liabilities decreased $4.3 million to $7.0 million at September 30, 2006 compared to $11.2 million at December 31, 2005, primarily due to a $2.2 million decrease in our accruals related to our restructuring activities and a $0.8 million reduction in value added tax payable related to our European entities. In addition, other current liabilities decreased by $1.3 million related to the reversal of our remaining accrual related to the OFAC matter, which is now closed. Included in other current liabilities at September 30, 2006 and December 31, 2005 was $2.8 million and $5.0 million, respectively, related to restructuring.

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year.  Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience a resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and holiday buying season in the fourth quarter by larger wholesale distribution partners and to a lesser extent retailers, typically leads to our strongest revenues being in the fourth quarter of each year. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to the business.  When a loss is deemed probable and reasonably estimable an amount is recorded in our financial statements. With the exception of the legal proceedings specifically disclosed below, the ultimate results of these ordinary, routine or regulatory matters cannot presently be determined and management does not expect that they will have a material adverse effect on our results of operations or financial position.

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

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, which indicates that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.  In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case. As of September 30, 2006, all inventory previously impounded had been released by Shanghai Customs.

In the third quarter of 2006, we were actively involved with settlement negotiations with Shanghai customs and made a settlement offer for back duties and penalties for certain products imported into China prior to the start of the investigation in 2003.  The settlement offer amounted to approximately $6.4 million, which was recorded as regulatory assessments on our consolidated statement of operations. We continue to have deposits with Shanghai Customs for the release of inventory totaling $14.6 million as of September 30, 2006. This deposit, net of the $6.4 million settlement offer, which totaled approximately $8.2 million at September 30, 2006, is recorded in other current assets on our consolidated balance sheets.

The release of any or all of the cash deposit is dependent on final case resolution and Shanghai Customs controls the process and timing for finalizing their Administrative review. At this time, we are not able to estimate when this case will ultimately be resolved or whether Shanghai Customs will accept our settlement offer.

U.S. Export Infractions Self-Disclosure

In July 2005, we self-disclosed possible infractions of U.S. export law to the Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries.  Our Audit Committee commenced an investigation and engaged independent counsel to assist with this process. The results of the independent investigation were submitted to OFAC and the Bureau of Industry and Security (“BIS”) in March 2006 for their review. Upon completion of the investigation, it was apparent that the severity of the situation was significantly less that initially thought. In June 2006, we received a letter from OFAC indicating that it closed its investigation by issuing a cautionary letter in lieu of any further enforcement action.  In August 2006, we received a letter from BIS indicating that it closed its investigation by issuing a cautionary letter in lieu of any further enforcement action. We originally accrued an estimated charge of $1.6 million for potential regulatory assessments during the second quarter of 2005 and, in the third quarter of 2006, we reversed the remaining $1.3 million that we had accrued as a component of regulatory assessments.

Item 1A.  Risk Factors

A description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part II, Item 1A of our quarterly report on Form 10-Q for the quarter ended June 30, 2006.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We will need to raise additional financing if our financial results do not improve.

We sustained an operating loss of $98.2 million during 2005 and $35.7 million in the first nine months of 2006, contributing to a decrease in net working capital of $99.8 million and $31.7 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our restructuring plan may not be successful.

In September 2005, we announced a comprehensive restructuring plan with the goal of simplifying the business and returning the company to profitability. As part of the restructuring, we implemented actions to reduce our cost to serve customers, improve our supply chain efficiency to reduce our product costs, and reduce our operating expenses. Our goal as a result of these actions was to improve gross margins to 16% to 18% and reduce our operating expenses to a level that will allow us to achieve breakeven or better results. We face a number of challenges related to our restructuring plan including uncertainties associated with the impact of our actions on revenues and gross margins.

Through the date of this report, our restructuring plan has not been successful in returning the company to operating profitability, primarily a result of lower than anticipated revenues. We continue to focus on increasing revenues, increasing gross margins and further reducing operating expenses to return the company to profitability.

Our Board of Directors’ evaluation of strategic alternatives for the company may not result in any actions that result in an increase in shareholder value.

On October 10, 2006, we announced that our Board of Directors is conducting an ongoing evaluation into strategic alternatives for the Company and that Banc of America Securities is engaged as the Company’s financial advisor to assist the Board in its evaluation. While a sale of the Company is one option available to be explored by the Board, there are other alternatives that could be investigated.  There has been no specific timeline established for completion of the evaluation and there can be no assurances that the evaluation process will result in any specific transaction or action that would yield an increase in shareholder value.

We do not intend to disclose developments regarding the evaluation unless and until the Company has entered into a definitive agreement for a transaction that has been approved by its Board of Directors or the Board has determined to terminate the evaluation process.

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

In addition, we are in the process of completing the outsourcing of our U.S. customer service and technical support call center to a third party provider. We will rely on this third party to provide efficient and effective support to our customers and partners. To the extent our customers are not satisfied with the level of service provided by our third party provider we may lose market share and our revenues and corporate reputation could be negatively harmed.

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

Our results of operations for any quarter or the year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

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

If we are unable to provide our contract manufacturers with an accurate forecast of our product requirements, we may experience delays in the manufacturing of our products and the costs of our products may increase.

We provide our contract manufacturers with a rolling forecast of demand which they use to determine their material and component requirements. Lead times for ordering materials and components vary significantly and depend on various factors, such as the specific supplier, contract terms and supply and demand for a component at a given time. Some of our components have long lead times measuring as much as 4 to 6 months from the point of order.

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

Furthermore, many of the components used in our products are purchased from suppliers located outside the U.S. Trading policies adopted in the future by the U.S. or foreign governments could restrict the availability of components or increase the cost of obtaining components. Any significant increase in component prices or decrease in component availability could have an adverse effect on our results of operations.

Product defects resulting in a large-scale product recall or successful product liability claims against us could result in significant costs or negatively impact our reputation and could adversely affect our business results and financial condition.

As with any high tech manufacturing company, we are sometimes exposed to warranty and potential product liability claims in the normal course of business. There can be no assurance that we will not experience material product liability losses arising from such potential claims in the future and that these will not have a negative impact on our reputation and, consequently, our revenues. We generally maintain insurance against most product liability risks and record warranty provisions based on historical defect rates, but there can be no assurance that this insurance coverage and these warranty provisions will be adequate for any potential liability ultimately incurred. In addition, there is no assurance that insurance will continue to be available on terms acceptable to us. A successful claim that exceeds our available insurance coverage or a significant product recall could have a material adverse impact on our financial condition and results of operations.

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

SMT, our joint venture with TCL Corporation, has not been successful in implementing its business plan and is in the process of winding down its business.

SMT, our 50-50 joint venture with TCL Corporation, has not been successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products.

We are now working with SMT management and TCL to wind-down SMT’s business operations in an orderly fashion including the sale of its assets and settlement of its liabilities.

As a result of the wind down, SMT has reduced headcount in order to lower its expense run rates. To the extent SMT headcount reductions involve former InFocus employees, in most cases, we are contractually responsible for severance costs for their past service with InFocus. As a result, we recorded a restructuring charge related to these actions totaling $0.9 million during the second quarter of 2006 and could incur restructuring charges in future periods as further headcount reductions are made impacting former InFocus employees, which is estimated not to exceed $0.2 million.

During the second quarter of 2006, we recorded an impairment charge totaling $2.1 million to write down the remaining portion of our original investment in SMT and, in the third quarter of 2006, we recorded a charge of $1.1 million as our estimate of our share of the costs required to wind-down SMT based on assumptions made regarding proceeds from the sale of SMT’s assets and settlement of their liabilities.  Our share of wind-down costs could be more or less than the third quarter of 2006 charge depending on the actual results of the wind-down process.  See Note 10 of Notes to Consolidated Financial Statements for further information.

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

The importation investigation of our Chinese subsidiary may not be resolved favorably and may result in an additional charge to our statement of operations.

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities. The Chinese authorities questioned the classification of our products upon importation into China. When we established operations in China in late 2000, our Chinese subsidiary imported data projectors. The distinction between a data projector and a video projector is important because the duty rates on a video projector have been much higher than on a data projector. If the video projector duty rate were to be retroactively applied to all the projectors imported by our Chinese subsidiary, the potential additional duty that could be assessed against our Chinese subsidiary is approximately $12 million.

We continue to work closely with the Chinese customs officials to resolve this matter.  During the second quarter of 2004, we received formal notification that our case was considered “Administrative” in nature, which indicated that the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary.  In addition, during the second quarter of 2004, we were allowed to begin selling previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing an additional deposit pending final resolution of the case.

In the third quarter of 2006, we were actively involved with settlement negotiations with Shanghai customs and made a settlement offer for back duties and penalties for certain products imported into China prior to the start of the investigation in 2003.  The settlement offer amounted to approximately $6.4 million, which was recorded as regulatory assessment charge on our consolidated statement of operations. We continue to have deposits with Shanghai Customs for the release of inventory totaling $14.6 million as of September 30, 2006. This deposit, net of the $6.4 million settlement offer, which totaled approximately $8.2 million at September 30, 2006, is recorded in other current assets on our consolidated balance sheets.

The release of any or all of the cash deposit is dependent on final case resolution and Shanghai Customs controls the process and timing for finalizing their Administrative review. At this time, we are not able to estimate when this case will ultimately be resolved or whether Shanghai Customs will accept our settlement offer.

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

Revenues outside the United States accounted for approximately 35% of our revenues in the first nine months of 2006, 37% of our revenues in 2005 and 43% of our revenues in 2004. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

In addition, we have moved much of our manufacturing and supply chain activities to emerging markets, particularly China, to take advantage of their lower cost structures. In July 2005, China announced a change to their monetary policy allowing the Yuan to begin to appreciate vis a vis the United States dollar. We view change in monetary policy in China as a net positive for our business as a controlled appreciation in the Yuan will allow for continued strong economic growth in China while alleviating foreign political pressures and reducing the risk of trade restrictions against Chinese exporters. In addition, since a number of the major components used in our products are imported by our Chinese manufacturers, a stronger Yuan will reduce the cost of our products manufactured there. We also expect other Asian currencies to strengthen relative to the dollar, making their exports into the United States, our largest market, more expensive, primarily for our polysilicon based competitors. While we view the changes positively at the moment, any number of factors may emerge which may reduce or reverse these benefits and adversely affect our operating results.

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

Our ability to compete effectively against other companies in our industry depends, in part, on our ability to protect our current and future proprietary technology under patent, copyright, trademark, trade secret and other intellectual property laws. We utilize contract manufacturers in China and Taiwan, and anticipate doing increased business in these markets and elsewhere around the world including other emerging markets. These emerging markets may not have the same protections for intellectual property that are available in the United States. We cannot make assurances that our means of protecting our intellectual property rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our trade secrets or design around our patents. In addition, management may be distracted by, and we may incur substantial costs in, attempting to protect our intellectual property.

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

In order to compete, we must attract, retain and motivate key employees, including those in managerial, operations, engineering, service, sales, marketing, and support positions. Hiring and retaining qualified employees in all areas of the company is critical to our business. Each of our employees is an “at will employee” and may terminate his/her employment without notice and without cause or good reason.  As a result of our recent announcement that our Board of Directors is exploring strategic alternatives for the company, we implemented a retention bonus program for all employees.  The retention bonus program will pay a bonus to employees who remain with the Company through April 30, 2007

We depend on our officers, and, if we are not able to retain them, our business may suffer.

Due to the specialized knowledge each of our officers possess with respect to our business and our operations, the loss of service of any of our officers could adversely affect our business. We do not carry key person life insurance on our officers. Each of our officers is an “at will employee” and may terminate his/her employment without notice and without cause or good reason.  All officers of the Company, other than the Chief Executive Officer, have been provided a retention bonus program allowing them to earn a retention bonus if certain operating performance goals are achieved for the fourth quarter of 2006 and first quarter of 2007 and they remain employed by the Company on April 30, 2007.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part I, Item 2 above). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that leads us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in our first quarter of 2006, the calculation of stock-based compensation expense under SFAS No. 123R requires us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, sales and marketing expenses and general and administrative expenses.  In addition, we are required to make judgments or take certain tax positions in relation to income taxes in both U.S. and foreign tax jurisdictions.  To the extent a taxing authority takes a position different from that of the Company and we are unsuccessful in defending our position, the outcome of that decision could impact the amount of income tax expense recorded in the period these new positions are known.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on August 22, 2006, at which the following action was taken:

1.               The shareholders elected the five nominees for director to our Board of Directors. The five directors elected, along with the voting results are as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
Peter D. Behrendt	33,333,762	3,238,805
Michael R. Hallman	33,226,772	3,345,795
Svein S. Jacobsen	33,333,904	3,238,663
Duane C. McDougall	33,332,457	3,240,110
C. Kyle Ranson	34,414,747	2,157,820

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1                   Sixth Amendment to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 31, 2006.

10.2                   Officer retention bonus plan approved October 27, 2006.

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

Date:	November 9, 2006	INFOCUS CORPORATION
		By:	/s/ C. Kyle Ranson
C. Kyle Ranson
President and Chief Executive Officer
(Principal Executive Officer)
		By:	/s/ Roger Rowe
Roger Rowe
Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer)