Form 10-K
period 2006-12-31
INFOCUS CORP
filed 2007-03-12
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:      Yes  ☐      No  ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($2.86) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006), was $78,198,091.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2007 was 39,746,380 shares.

Documents Incorporated by Reference
None

INFOCUS CORPORATION
2006 FORM 10-K ANNUAL REPORT
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

•                  the impact of regulatory actions by authorities in the markets we serve including our China customs case;

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, which may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. The forward-looking statements contained in this annual report speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing. See Item 1A. Risk Factors below for further discussion of factors that could cause actual results to differ from these forward-looking statements.

Where You Can Find More Information
We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.infocus.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our investor relations department at (503) 685-8576.

Company Profile
InFocus Corporation is the industry pioneer and a worldwide leader in digital projection technology. We have over twenty years of innovative experience allowing us to constantly improve our product offerings and deliver a compelling immersive visual experience in home entertainment, business and education environments. Our products include projectors and related accessories for use in the conference room, board room, auditorium, classroom and living room. With the largest installed base of projectors in the industry, we are also the most recognized brand in the U.S. projector market according to TFCinfo.

Current Products

Projectors:
Our Work Big projector series delivers big picture experiences for business users in a variety of settings including training sessions, meetings, sales presentations, technical seminars, group collaboration, and other applications involving the sharing of computer-generated information or other video sources with an audience. The Work Big series of projectors contains multiple individual products, intended to meet the diverse projection requirements of our customers, including:

•                  mobile projectors, intended for mobile professionals who place a premium on reduced size and weight;

•                  meeting room projectors, intended for conference,  training or classroom environments; and

•                  installation and integration projectors, intended for large venues and auditorium environments.

Leveraging our investment in the Work Big product portfolio, we recently introduced our Learn Big® projector series. We have been helping teachers and students interact in the classroom for many years. The Learn Big series of projectors deliver the same outstanding performance and big picture experience as our Work Big products, but come equipped with additional features specifically designed for educators including extreme keystone correction, pin-code security and an eco mode brightness level.

Our Play Big projector series offers products that deliver a variety of big picture entertainment experiences in the home. Our range of product offerings in the Play Big projector series offers users their choice of home cinema, home theater, gaming and other home entertainment experiences.

We continue to leverage our technological expertise and experience to deliver products that include true multimedia capabilities, can be integrated with other technologies and have user friendly features to improve ease of use for our end customers. Users can connect to a variety of sources including, but not limited to, digital and analog PCs, DVD players, HDTV, S-video, VCRs, workstations, laser disc players and gaming devices.

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

Our current projector product offering is as follows:

Work Big Projector Series

Work Big Mobile Projectors
InFocus LP®120 and ASK Proxima M1 are digital mobile projectors weighing 1.98 lbs (.9kg) with 1,100 lumens, 2000:1 contrast ratio, XGA resolution, a zoom lens, a user defined keypad, an interactive LCD display, data/video connectivity standard and DLP® technology.

InFocus LP®70+ and ASK Proxima M2+ are digital mobile projectors weighing 2.4lbs (1.1kg) with 1,500 lumens, 1100:1 contrast ratio, XGA resolution, a zoom lens, data/video connectivity standard and DLP® technology.

Work Big Meeting Room Projectors
InFocus IN24 has 1700 lumens, SVGA resolution, weighs 5.95lbs (2.9kg), has analog connectivity and DLP® technology.

InFocus IN26 has 1700 lumens, XGA resolution, weighs 5.95lbs (2.9kg), has analog connectivity and DLP® technology.

InFocus IN24+ has 2200 lumens, SVGA resolution, weighs 5.95lbs (2.9kg), has analog connectivity and DLP® technology.

InFocus IN26+ has 2200 lumens, XGA resolution, weighs 5.95lbs (2.9kg), has analog connectivity and DLP® technology.

InFocus IN32 and ASK Proxima C175 have 2,000 lumens, XGA resolution, weigh 5.2lbs (2.4kg), and has analog and digital connectivity, a user-defined keypad, and DLP® technology.

InFocus IN34 and ASK Proxima C185 have 2,500 lumens, XGA resolution, weigh 5.0lbs (2.3kg), and has analog and digital connectivity, a user-defined keypad, and DLP® technology.

InFocus IN36 and ASK Proxima C310 have 3,000 lumens, XGA resolution, weigh 5.0lbs (2.3kg), and has analog and digital connectivity, a user-defined keypad, and DLP® technology.

Work Big Installation and Integration Projectors
InFocus IN42 and ASK C445 offer XGA resolution based on .7” LCD technology and are designed for larger venues. These products produce 3,500 lumens and have multiple networking and connectivity options and ease of use features, allowing for use in a variety of environments.

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

Learn Big Projector Series
InFocus IN24EP has 1700 lumens, SVGA resolution, weighs 5.95lbs (2.9kg), has analog connectivity and DLP® technology combined with education rich features such as extreme keystone correction, pin code security, and eco mode brightness.

InFocus IN26+EP has 2200 lumens, XGA resolution, weighs 5.95lbs (2.9kg), has analog connectivity and DLP® technology combined with education rich features such as extreme keystone correction, pin code security, and eco mode brightness.

InFocus IN34EP has 2,500 lumens, XGA resolution, weighs 5.0lbs (2.3kg), and has analog and digital connectivity, a user-defined keypad, and DLP® technology combined with education rich features such as extreme keystone correction, pin code security, and eco mode brightness.

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

InFocus IN78 has 1,000 video optimized lumens, high definition 720p 16:9 video resolution using DarkChip3 DLP® technology, a 3500:1 contrast ratio, weighs 9.3lbs (4.2 kg) and has analog and digital (DVI) connectivity with  HDCP, and Pixelworks DNX video processing.

InFocus SP777 has a 3-chip DLP® system delivering high definition 720p 16:9 video resolution, comes calibrated to D65 color mastering standards, weighs 44.4 lbs (20.2 kg), has analog and digital (DVI) connectivity including HDCP, and Faroudja video processing.

South Mountain Technologies-A 50/50 Joint Venture with TCL
On December 14, 2004, we and TCL Corporation (“TCL”), through wholly-owned subsidiaries, created a 50-50 owned joint venture named South Mountain Technologies (“SMT”). SMT was formed with the goal of integrating the low cost, high quality manufacturing capabilities of TCL with the innovative digital projection design leadership of InFocus to provide products to both parent companies as well as to third parties. Each joint venture partner contributed management personnel and an equal number of board members to manage and govern SMT. Each partner also invested $10 million in cash in the joint venture during 2005.

During 2005 and 2006, SMT was not successful in attracting third party OEM customers for its products and its revenues were entirely generated by performing contract manufacturing services for the parent companies.  As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the settlement of its outstanding liabilities. At December 31, 2006, the majority of SMT employees had been laid off and only those employees working on the wind down of the company remained.

We recorded 50% of SMT’s operating results as a component of other income (expense) in our statement of operations on a quarterly basis. Our 50% share of SMT losses for 2006 and 2005 was $2.7 million and $5.2 million, respectively.  In addition to the $2.7 million recorded as our share of the SMT losses for 2006, in the second quarter of 2006, we recorded a charge of $2.1 million, as a component of other income (expense) to write off the remaining value of our investment in SMT. In addition, in the third quarter of 2006, we recorded a charge of $1.1 million as a component of other income (expense) related to our estimate of our share of costs to wind-down SMT.

Licensing our Intellectual Property
We have royalty arrangements with third parties for various projection related technologies. Current royalties being earned under these arrangements are not material.

In addition to our projection intellectual property, we also generate licensing profits from Motif, our 50/50 joint venture with Motorola. Motif has executed numerous licenses for its active addressing technology, with additional licenses under negotiation. Motif results are not consolidated with our results, but we report our share of the net income of Motif as a component of other income. Our 50% share of Motif income for 2006 was $1.6 million.

Sales and Customer Service
We have devoted significant resources to developing and supporting a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. We sell our products through wholesale distributors, which in turn sell to PC resellers, audiovisual resellers, online providers, catalogs, education resellers and government resellers. In addition, we have developed an extensive network of retailers including office products retailers, consumer electronics retailers, specialty retailers and home shopping networks. In addition, we offer our products for sale through our InFocus web store in the U.S. Finally, we have a limited number of private label OEM arrangements with companies that resell our projectors under their own brands.

Our customer service organization supports customers through call centers and an internet based support program. In the second half of 2006, we outsourced our U.S. call center to a third party in India. In addition, we provide outsourced factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, service contracts, and technical publications for our customers and end-users.

Product and Technology Development
We continue to invest in research and development primarily for development of new projection products and complementary products and solutions. We plan to continue to invest in research and development to enable continued innovation in our product and solution offerings.

We expended $18.0 million, $20.8 million and $28.9 million on research and development activities for the years ended December 31, 2006, 2005 and 2004, respectively.

Marketing, Distribution and Geographic Sales
As our industry has grown and matured, our marketing and distribution strategy has evolved so that we can reach end-user customers with our products when and where they want to buy. This strategy has resulted in offering products under two different brands.

Under the InFocus brand, we offer the Work Big projector series, Learn Big projector series and Play Big projector series. In addition, our Work Big products are also offered under our global reseller brand, ASK Proxima, to allow qualified value added dealers to create a unique value proposition, bundling our projectors with their other product and service offerings. We also have a limited number of private label OEM arrangements with companies that resell our projectors under their own brand.

We sell our products through multiple distribution channels, including direct resellers, and indirect resellers that procure product from our distributor customers. Over the years, we have devoted significant resources to develop and support a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. In the U.S., we offer our products through authorized professional audiovisual dealers and direct resellers. We also sell our products through wholesale distributors, which in turn sell to PC resellers, online providers, catalogs and government resellers. We also sell our products directly to office products retailers, consumer electronics retailers, specialty retailers and home shopping networks.

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

We see a growing opportunity in offering end-users the option of purchasing products directly from us over the Internet.  Customers now have the option to purchase most of our products and accessories directly from our online store in the U.S.

Outside the U.S., we sell our products to distributors and dealers worldwide. These distributors sell our products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. Sales subsidiaries, located in Singapore, China, Norway, Germany, Sweden, France and The Netherlands, work with international distributors and local direct dealers to sell and support our products.

Geographic revenues, based on shipment destination, as a percentage of total revenues were as follows:

	2006	2005	2004
United States	63.9%	62.4%	56.8%
Europe	21.8	23.5	29.4
Asia	7.4	8.1	8.8
Other	6.9	6.0	5.0
	100.0%	100.0%	100.0%

Long-lived assets by geographic region were as follows (in thousands):

December 31,	2006	2005
United States	$4,479	$12,484
Europe	168	372
Asia	503	5,015
	$5,150	$17,871

Seasonality
Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and retail holiday buying season in the fourth quarter, typically leads to our strongest revenues being in the final quarter of each year. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

Sales Returns and Incentives
Some distributor and dealer agreements allow for limited partial return of products and/or price protection. Such return rights are generally limited to a contractually defined short-term stock rotation and defective or damaged product, although we have granted retailers return policies consistent with the retailers’ return policies for their customers. We also have incentive programs for dealers and distributors whereby rebates are offered based upon exceeding quarterly and annual volume goals.

Service
Our global service and solutions include: a mix of outsourced and in-house call center and internet customer support, factory repair, authorized service center repair, accessories, service parts, remanufactured projectors, warranty extension contracts, service contracts, service-related training, service engineering and technical publications (including service guides, technical bulletins and user guides). Design and consulting support is available for our authorized product integration resellers.

Our in-house service organization has facilities in Wilsonville, Oregon; Amsterdam and Singapore. In addition, we have outsourced our U.S. call center function to a third party provider in India.  The transition to India took place in the second half of 2006. Factory repair is performed in partnership with UPS Supply Chain Solutions in the United States and The Netherlands, DEX in Ireland and a network of authorized service providers in Asia Pacific and China.

In addition, personnel in approximately 90 Authorized Service Centers worldwide are trained by us to provide warranty, product repair, technical support and training to their resellers and end-user customers.

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

Manufacturing and Supply
The principal components of our projectors are display devices, including various types of DMDs and LCDs, integrated circuits, light sources, optics, lenses, plastic housing parts and electronic sub-assemblies. We qualify certain parts manufactured to our specifications and also design and deliver certain electronic components for sub-assembly. The DMD imaging engines are produced in class 10,000 clean room environments, requiring the design, specification and handling of precision optics. The manufacture of finished projectors includes precise alignment of optical elements and 100% image quality testing. We are currently focusing the majority of our future development on DMD devices based on Digital Light Processing (DLP®) technology from Texas Instruments.

We have outsourced the manufacturing of our projectors primarily to Funai Electric Company and Hon Hai Precision Industry Company Limited, commonly known as “Foxconn,” both of which are predominantly manufacturing our products in China. Each of the contract manufacturers is sourcing components directly with suppliers. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts and the possibility of increases in component costs. Manufacturing efficiencies and our profitability can be adversely affected by each of these risks.  See Item 1A Risk Factors below for a further discussion of these risks.

Customers
We sell our products to a large number of customers worldwide. Ingram Micro accounted for 19.5%, 15.1% and 13.3%, respectively, of total revenues for the years ended December 31, 2006, 2005 and 2004, and accounted for 26.0% and 16.5%, respectively, of our accounts receivable balance at December 31, 2006 and 2005. In addition, Tech Data accounted for 12.7% of total revenues for the year ended December 31, 2006 and 16.0% of our accounts receivable balance at December 31, 2006.

Backlog
We had backlog of approximately $9.5 million at December 31, 2006, compared to approximately $17.6 million at December 31, 2005. Backlog is not necessarily indicative of sales for any future period nor is a backlog any assurance that we will realize a profit from filling the orders.

Competition
Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution and customer support. We believe that our twenty years of leadership in developing technologies and our focused effort on development activities give us a competitive advantage.

We face competition for our projectors from 30 to 40 branded competitors, twelve of which, including us, make up approximately 80% of the products sold in the industry. We expect continued competition as new technologies, applications and products are introduced. Our principal current competitors include Epson, NEC, Hitachi, Sanyo, BenQ, Dell, Sharp, Optoma, Panasonic, Sony and Toshiba.  Our products also face competition from alternate technologies such as LCD and plasma televisions and displays.

Patents, Trademarks and Licenses
We have been issued more than 190 United States patents and numerous corresponding foreign patents covering various aspects of our products. In addition, numerous applications for United States patents are pending on inventions that enable our products to be lighter, easier to use, and produce brighter optimized images. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

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

We maintain and pursue an extensive worldwide trademark portfolio. We have rights and claim ownership to numerous trademarks including “InFocus,” “In Focus,” “Proxima,” “LP,” “LitePro,” “LiteShow,” “ASK,” “ScreenPlay,” “SP,” “LitePort,” “The Big Picture,” “ProjectorNet,” “ASK Proxima,” Work Big,” “Play Big,” ‘Learn Big,”  “IN,” and associated design marks.

Employees
As of December 31, 2006, we had 456 employees, including 57 temporary personnel primarily engaged through the services of an employment agency.  We believe relations with our employees are good.

Item 1A.  Risk Factors

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We may need to raise additional financing if our financial results do not improve.
We sustained an operating loss of $49.8 million and $98.2 million, respectively, during 2006 and 2005, contributing to a decrease in net working capital of $42.1 million and $99.8 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our restructuring plans may not be successful.
Over the last three years, we have implemented a series of restructuring plans with the goal of simplifying the business and returning the company to profitability. As part of the restructuring plans, we have implemented actions to reduce our cost to serve customers, improve our supply chain efficiency to reduce our product costs, and reduce our operating expenses. Our goal as a result of these actions was to improve gross margins to 16% to 18% and reduce our operating expenses to a level that will allow us to achieve breakeven or better results. We have faced a number of challenges related to our restructuring plans including uncertainties associated with the impact of our actions on revenues and gross margins.

Through the date of this report, our restructuring plans have not been successful in returning the company to operating profitability, primarily a result of lower than anticipated revenues. We continue to focus on increasing revenues, increasing gross margins and further reducing operating expenses to return the company to profitability.

Our Board of Directors’ evaluation of strategic alternatives for the company may not result in any actions that result in an increase in shareholder value.
On October 10, 2006, we announced that our Board of Directors is conducting an ongoing evaluation into strategic alternatives for the company and that Banc of America Securities is engaged as our financial advisor to assist the Board in its evaluation. In addition, in a series of filings with the SEC, our largest shareholder, Caxton Associates L.L.P. (“Caxton”), outlined their intent to call a special meeting of our shareholders to replace all or a portion of our Board. In February 2007, we entered into a Settlement Agreement with Caxton.  Under the terms of the Settlement Agreement, Caxton agreed to not pursue their plans to call a special meeting of our shareholders. In exchange, we agreed to allow Caxton the option to name up to two designees to our Board if we have not announced a definitive agreement for the sale, merger or other business combination by April 13, 2007.  If this were to occur, these Caxton designees would be added to the current five members of the Board.

There can be no assurances that the evaluation process will result in any specific transaction or other action that would yield an increase in shareholder value. We do not intend to disclose further developments regarding the evaluation unless and until we have entered into a definitive agreement for a transaction that has been approved by our Board or the Board has determined to terminate the evaluation process.

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

•                  Changes in our contract manufacturer’s business models or operations;

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

In addition, we have recently completed the outsourcing of our U.S. customer service and technical support call center to a third party provider. We rely on this third party to provide efficient and effective support to our customers and partners. To the extent our customers are not satisfied with the level of service provided by our third party provider we may lose market share and our revenues and corporate reputation could be negatively affected.

Our competitors may have greater resources and technology, and we may be unable to compete with them effectively.
The markets for our products are highly competitive and we expect aggressive price competition in our industry, especially from Asian manufacturers, to continue into the foreseeable future. Some of our current and prospective competitors have, or may have, significantly greater financial, technical, manufacturing and marketing resources than we have. Our products also face competition from alternate technologies such as LCD and plasma televisions and displays. Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution and customer support.

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
Our operating expenses, warranty costs, inbound freight and inventory handling costs are relatively fixed.  Because we typically recognize a significant portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses or other costs sufficiently to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any revenue shortfall, it could negatively impact our financial results.

If we do not effectively manage our sales channel inventory and product mix, we may incur costs associated with excess inventory or experience declining gross margins.
If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow distributors, dealers and retailers to return a limited amount of our products in exchange for placing an order for other new products. In addition, under our price protection policy, subject to certain conditions which vary around the globe, if we reduce the list price of a product, we may issue a credit in an amount equal to the price reduction for each of the products held in inventory by our distributors, dealers and retailers. If these customers are unable to sell their inventory in a timely manner, under our policy, we may lower the price of the products or these products may be exchanged for newer products. If these events occur, we could incur increased expenses associated with rotating and reselling product, or inventory reserves associated with writing down returned inventory, or suffer declining gross margins.

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

Certain components used in our products are now available only from single sources. Most importantly, Digital Light Processing® (“DLP®”) devices are only available from Texas Instruments. The majority of our current products are based on DLP® technology making the continued availability of DLP® devices increasingly important.

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

During the first quarter of 2006, we announced a voluntary limited product recall in conjunction with the U.S. Consumer Product Safety Commission related to our LP120 and M1 projectors and related lamp modules. In this specific instance, the number of products impacted was minimal and to date there have been no injuries reported as a result of the product defect. We did however incur costs associated with the product recall and offered free repair of products for impacted customers.

SMT, our joint venture with TCL Corporation, has not been successful in implementing its business plan and is in the process of winding down its business.
SMT, our 50-50 joint venture with TCL Corporation, has not been successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success.  During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the settlement of its outstanding liabilities. At December 31, 2006, the majority of SMT employees had been laid off and only those employees working on the wind down of the company remained.  We have written off our initial investment in SMT completely and also recorded a $1.1 million charge during the third quarter of 2006 for our share of estimated additional wind-down costs.  There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

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

During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, indicating the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In addition, during the second quarter of 2004, we were allowed to begin selling all previously impounded inventories and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing a total deposit of $14.7 million pending final resolution of the case.

In the third quarter of 2006, we were actively involved with settlement negotiations with Shanghai customs and made a settlement offer for back duties and penalties for certain products imported into China prior to the start of the investigation in 2003. The settlement offer amounted to approximately $6.4 million, which was recorded as regulatory assessment charge on our consolidated statement of operations. In the fourth quarter of 2006, we entered into an initial settlement agreement with Shanghai customs, which resulted in a partial refund of our deposit, net of attorney’s fees and related expenses, of $4.0 million. The remaining deposit of $4.3 million was expensed as an additional regulatory assessment charge in the fourth quarter of 2006. We remain in discussions with Shanghai customs regarding the details of various elements of the final settlement, which may result in an additional return of our deposit in future periods. Any amounts received will be recorded as a recovery in the period received.

Customs or other issues involving product delivery from our contract manufacturers could prevent us from timely delivering our products to our customers.
Our business depends on the free flow of products. Due to continuing threats of terrorist attacks, U.S. Customs has increased security measures for products being imported into the U.S. In addition, increased freight volumes and work stoppages at west coast ports have, in the past, and may, in the future, cause delay in freight traffic. Each of these situations could result in delay of receipt of products from our contract manufacturers and delay fulfillment of orders to our customers. Any significant disruption in the free flow of our products may result in a reduction of revenues, an increase of in-transit (unavailable for sale) inventory, or an increase in administrative and shipping costs.

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
Revenues outside the United States accounted for approximately 36% of our revenues in 2006, 38% of our revenues in 2005 and 43% of our revenues in 2004. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

In addition, we have moved much of our manufacturing and supply chain activities to emerging markets, particularly China, to take advantage of their lower cost structures. In July 2005, China announced a change to their monetary policy allowing the Yuan to begin to appreciate vis a vis the United States dollar. We view change in monetary policy in China as a net positive for our business as a controlled appreciation in the Yuan will allow for continued strong economic growth in China while alleviating foreign political pressures and reducing the risk of trade restrictions against Chinese exporters. In addition, since a number of the major components used in our products are imported by our Chinese manufacturers, a stronger Yuan will reduce the cost of our products manufactured there. We also expect other Asian currencies to strengthen relative to the dollar, making their exports into the United States, our largest market, more expensive, primarily for our polysilicon based competitors. While we currently view these changes positively, any number of factors may emerge which may reduce or reverse these benefits and adversely affect our operating results.

Our reliance on third party logistics and customer service providers may result in customer dissatisfaction or increased costs.
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

In addition, we outsourced our U.S. customer service and technical support call center to a third party provider. We rely on this third party to provide efficient and effective support to our customers and partners. To the extent our customers are not satisfied with the level of service provided by our third party provider we may lose market share and our revenues and corporate reputation could be negatively impacted.

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
We sell our products through large distributors such as Ingram Micro, Tech Data and CDW, national retailers such as Best Buy, Circuit City and Office Depot and through a number of other customers and channels. We rely on our larger distributors, national retailers, and other large customers for a significant portion of our total revenues in any particular period. We have no minimum purchase commitments or long-term contracts with any of these customers. Our customers, including our largest customers, could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that our distributors and retailers pay for our products are subject to competitive pressures and change frequently.

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
In order to compete, we must attract, retain and motivate key employees, including those in managerial, operations, engineering, service, sales, marketing, and support positions. Hiring and retaining qualified employees in all areas of the company is critical to our business. Each of our employees is an “at will employee” and may terminate his/her employment without notice and without cause or good reason.  As a result of our announcement in October 2006 that our Board of Directors is exploring strategic alternatives for the company, we implemented a retention bonus program for all employees. The retention bonus program will pay a bonus to employees who remain with us through April 30, 2007.

We depend on our officers, and, if we are not able to retain them, our business may suffer.
Due to the specialized knowledge each of our officers possess with respect to our business and our operations, the loss of service of any of our officers could adversely affect our business. We do not carry key person life insurance on our officers. Each of our officers is an “at will employee” and may terminate his/her employment without notice and without cause or good reason.  All of our officers, other than the Chief Executive Officer, have been provided a retention bonus program allowing them to earn a retention bonus if certain operating performance goals are achieved for the first quarter of 2007 and they remain employed by us on April 30, 2007.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.
The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Part II, Item 7). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. In particular, beginning in 2006, the calculation of stock-based compensation expense under SFAS No. 123R requires us to use valuation methodologies and a number of assumptions, estimates and conclusions regarding matters such as expected forfeitures, expected volatility of our share price, the expected dividend rate with respect to our common stock and the exercise behavior of our employees. Changes in forecasted share-based compensation expense could impact our gross margin percentage, research and development expenses, sales and marketing expenses and general and administrative expenses.  In addition, we are required to make judgments or take certain tax positions in relation to income taxes in both U.S. and foreign tax jurisdictions. To the extent a taxing authority takes a position different from ours and we are unsuccessful in defending our position, the outcome of that decision could impact the amount of income tax expense recorded in the period these new positions are known.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease a 140,000 square foot corporate headquarters facility in Wilsonville, Oregon.  This lease is non-cancelable and expires in October 2011. We also lease space in Fredrikstad, Norway, Amsterdam, The Netherlands, Almere, The Netherlands, Singapore, Shenzhen, China and Hilversum, The Netherlands, under leases expiring on February 1, 2011, September 30, 2007, July 1, 2010, March 31, 2009, November 2009 and September 30, 2008, respectively.

We closed our Hilversum, The Netherlands facility in October 2002. We have sublet this entire facility for a portion of the lease obligation value. We also closed our Fredrikstad, Norway office during 2005 as part of our December 2004 restructuring.  We are currently subletting a portion of this facility to various tenants and are actively working on subletting the remaining spaces. In January 2007, we moved out of our space in Amsterdam, The Netherlands and relocated to a lower cost location in Almere, The Netherlands. Our lease on the space in Amsterdam expires on September 30, 2007 and we are attempting to sub-lease the space prior to the lease expiration. Also, due to reduced space needs, in January 2007, we consolidated floors in our corporate headquarters building in Wilsonville, Oregon from four floors to three floors.  We are actively looking for a tenant to sub-lease the vacant floor.

In addition, we have several operating leases for smaller sites internationally to support our local sales and support activities.

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

China Customs Regulatory Assessment
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

During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, indicating the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In addition, during the second quarter of 2004, we were allowed to begin selling all previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing a total deposit of $14.7 million pending final resolution of the case.

In the third quarter of 2006, we were actively involved with settlement negotiations with Shanghai customs and made a settlement offer for back duties and penalties for certain products imported into China prior to the start of the investigation in 2003. The settlement offer amounted to approximately $6.4 million, which was recorded as regulatory assessment charge on our consolidated statement of operations. In the fourth quarter of 2006, we entered into an initial settlement agreement with Shanghai customs, which resulted in a partial refund of our deposit, net of attorney’s fees and related expenses, of $4.0 million. The remaining deposit of $4.3 million was expensed as an additional regulatory assessment charge in the fourth quarter of 2006. We remain in discussions with Shanghai customs regarding the details of various elements of the final settlement, which may result in an additional return of our deposit in future periods. Any amounts received will be recorded as a recovery in the period received.

OFAC Regulatory Assessment
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

2005 Late 10-K Filing
On March 9, 2006 we announced a delay in filing our fiscal 2005 Annual Report on Form 10-K to allow for the completion of internal investigations initiated by our audit committee and completion of related audit procedures by our registered independent auditors. In June 2006, after an extensive document review and interviewing relevant current and former employees regarding the matters being investigated, independent counsel issued reports to the Audit Committee with no significant findings regarding the matters being investigated. The investigations did not identify any situation that would require restatement of financial statements of any prior periods nor any material weaknesses in internal controls. After reviewing the reports, our Audit Committee adopted these findings and closed the investigations.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends
Our common stock trades on the NASDAQ Global Market under the symbol INFS. The high and low sales prices on the NASDAQ Global Market, and its predecessor, the NASDAQ National Market System, for the two years in the period ended December 31, 2006 were as follows:

2005	High	Low
Quarter 1	$9.04	$5.55
Quarter 2	5.72	3.23
Quarter 3	4.56	3.01
Quarter 4	4.25	3.15

2006	High	Low
Quarter 1	$4.75	$3.65
Quarter 2	5.10	2.76
Quarter 3	2.92	2.47
Quarter 4	3.00	2.39

The approximate number of beneficial shareholders and the number of shareholders of record at March 1, 2007 was 5,200 and 770, respectively.

There were no cash dividends declared or paid in 2006 or 2005 and we do not anticipate declaring cash dividends in the foreseeable future.

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans is included in Part III, Item 12.

Stock Performance Graph
The SEC requires that registrants include in their annual report a line-graph presentation comparing cumulative five-year shareholder returns on an indexed basis, assuming a $100 initial investment and reinvestment of dividends, of (a) the registrant, (b) a broad-based equity market index and (c) an industry-specific index. The broad-based market index used is the NASDAQ Stock Market Total Return Index — U.S. and the industry-specific index used is the S&P 500 Computer Storage and Peripherals Index.

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
InFocus Corporation	$100.00	$27.97	$43.96	$41.60	$18.21	$12.13
S&P 500 Computer Storage and Peripherals	100.00	55.38	102.14	123.48	102.34	109.18
NASDAQ U.S. Index	100.00	69.13	103.36	112.49	114.88	126.22

Item 6.  Selected Financial Data

IN THOUSANDS	Year Ended December 31,
(except per share amounts)	2006	2005	2004	2003	2002
Statement of Operations Data
Revenues	$374,752	$532,099	$648,941	$604,490	$653,098
Cost of revenues	320,866	499,327	535,031	545,049	518,089
Gross margin	53,886	32,772	113,910	59,441	135,009
Operating expenses:
Marketing and sales	49,107	64,292	70,421	73,123	80,028
Research and development	17,997	20,847	28,864	33,214	37,822
General and administrative	21,730	23,360	24,423	27,673	44,971
Restructuring costs	5,425	11,050	1,950	6,650	5,818
Impairment of long-lived assets	—	9,813	—	26,400	—
Regulatory assessments	9,392	1,600	—	—	—
Goodwill	—	—	—	—	19,187
Loss from operations	(49,765)	(98,190)	(11,748)	(107,619)	(52,817)
Other income (expense):
Interest expense	(401)	(612)	(191)	(242)	(405)
Interest income	2,446	1,772	1,407	1,734	2,069
Other, net(1)	(13,451)	17,130	16,704	113	(1,701)
Income (loss) before income taxes	(61,171)	(79,900)	6,172	(106,014)	(52,854)
Provision (benefit) for income taxes	749	(106)	(1,401)	3,499	11,117
Net income (loss)	$(61,920)	$(79,794)	$7,573	$(109,513)	$(63,971)
Basic net income (loss) per share	$(1.56)	$(2.02)	$0.19	$(2.78)	$(1.63)
Diluted net income (loss) per share	$(1.56)	$(2.02)	$0.19	$(2.78)	$(1.63)

	December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data
Cash, restricted cash and marketable securities	$76,233	$80,117	$69,468	$144,235	$120,677
Working capital	98,260	140,358	240,206	214,853	265,951
Property and equipment, net	3,961	2,747	16,747	15,890	45,681
Total assets	182,256	263,888	383,873	366,098	472,908
Short-term borrowings	—	—	16,198	—	—
Shareholders’ equity	100,263	155,191	266,633	237,879	321,503

(1)          Other, net included the following for the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Net realized gain on the sale of equity securities	$548	$19,396	$13,245
Income related to the profits of Motif, 50-50 joint venture	1,555	3,722	2,361
Expense related to losses of SMT, 50-50 joint venture	(2,709)	(5,185)	—
Write-down of equity method investment in SMT, 50-50 joint venture	(2,106)	—	—
Charge for estimated costs to wind-down SMT	(1,126)	—	—
Impairment charge related to TUN	(1,117)	—	—
Gains (losses) related to foreign currency transactions	(1,519)	(853)	826
Write-down of certain cost-based investments in technology companies	(7,474)	—	—
Gain on sale of land	636	—	—
Other	(139)	50	272
	$(13,451)	$17,130	$16,704

There were no significant unusual items in other, net in 2003 or 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Financially, 2006 was a difficult year for us as revenues declined and we were not able to meet our goal of returning to operating profitability. Our reported gross margins improved over eight points to 14.4% for 2006 from 6.2% in 2005, but our revenues decreased approximately 30% finishing the year at $374.8 million compared to $532.1 million in 2005. New products with higher gross margins, lower warranty costs, reductions in freight and inventory handling costs and other supply chain efficiencies contributed to the improved gross margins for the year. We were successful in reducing our operating expenses during 2006, posting a total reduction of $19.7 million in sales and marketing, research and development and general and administrative expenses combined in 2006 compared to 2005. The reductions in our cost structure reflect the actions we initiated beginning in September 2005 as we launched a comprehensive restructuring plan which continued with further expense reduction actions as revenues fell below our expectations. Lower operating expenses are attributable to headcount reductions across the company and reductions in sales and marketing programs due to lower revenues. In addition, strategic moves such as outsourcing our U.S. call center to a lower cost offshore provider and divesting our wireless research and development program and TUN contributed further to reductions in our expense run rates. We posted an operating loss and net loss for 2006 of $49.8 million and $61.9 million, respectively, compared to $98.2 million and $79.8 million, respectively, for 2005.

Operating results were affected by the following in 2006:

•                  A $1.8 million charge related to our audit committee investigations, included as a component of general and administrative expense;

•                  Restructuring charges of $5.4 million as further detailed below;

•                  Regulatory assessments of $9.4 million as further detailed below;

•                  Costs related to SMT of $5.9 million, included as a component of other income (expense), as further detailed below;

•                  Impairment charge of $1.4 million related to the write-down of TUN assets, $1.1 million of which was included as a component of other income (expense) and $0.3 million of which was included as a component of cost of revenues;

•                  Write-down of cost-based investments in technology companies of $7.5 million, included as a component of other income (expense);

•                  Gain on the sale of land of $0.6 million, included as a component of other income (expense); and

•                  Income related to profits of Motif of $1.6 million, included as a component of other income (expense).

In October 2006, we announced that our Board of Directors is conducting an ongoing evaluation of strategic alternatives to improve shareholder value and that Banc of America Securities is engaged as our financial advisor to assist the Board in its evaluation. In addition, in a series of filings with the SEC beginning shortly after this announcement, our largest shareholder, Caxton Associates L.L.P. (“Caxton”), stated their intent to call a special meeting of our shareholders to replace all or a portion of our Board. In February 2007, we entered into a Settlement Agreement with Caxton. Under the terms of the Settlement Agreement, Caxton agreed to not pursue their plans to call a special meeting of our shareholders. In exchange, we agreed to allow Caxton the option to name up to two designees to our Board if we have not announced a definitive agreement for the sale of the Company or a merger or other business combination by April 13, 2007. If this were to occur, these Caxton designees would be added to the current five members of the Board.

As a result of this announcement regarding strategic alternatives, in October 2006, we implemented retention bonus programs for our executive and non-executive employees other than our Chief Executive Officer. The non-executive retention bonus program paid a bonus to all employees who remained with the Company through January 31, 2007, and will pay a bonus to employees who remain with us through April 30, 2007. The executive bonus program provides for the payment of bonuses if the operating income goals are met in the fourth quarter of 2006 and the first quarter of 2007. The fourth quarter 2006 goal was not met.  The total cost of the retention bonus programs is estimated to be $1.5 million, $0.6 million of which was recognized in the fourth quarter of 2006.

Results of Operations

	Year Ended December 31, (1)
	2006		2005		2004
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$374,752	100.0%	$532,099	100.0%	$648,941	100.0%
Cost of revenues	320,866	85.6	499,327	93.8	535,031	82.4
Gross margin	53,886	14.4	32,772	6.2	113,910	17.6

Operating expenses:
Marketing and sales	49,107	13.1	64,292	12.1	70,421	10.9
Research and development	17,997	4.8	20,847	3.9	28,864	4.4
General and administrative	21,730	5.8	23,360	4.4	24,423	3.8
Restructuring costs	5,425	1.4	11,050	2.1	1,950	0.3
Impairment of long-lived assets	—	—	9,813	1.8	—	—
Regulatory assessments	9,392	2.5	1,600	0.3	—	—
	103,651	27.7	130,962	24.6	125,658	19.4
Loss from operations	(49,765)	(13.3)	(98,190)	(18.5)	(11,748)	(1.8)
Other income (expense):
Interest expense	(401)	(0.1)	(612)	(0.1)	(191)	—
Interest income	2,446	0.7	1,772	0.3	1,407	0.2
Other, net	(13,451)	(3.6)	17,130	3.2	16,704	2.6
Income (loss) before income taxes	(61,171)	(16.3)	(79,900)	(15.0)	6,172	1.0
Provision (benefit) for income taxes	749	0.2	(106)	—	(1,401)	(0.2)
Net income (loss)	$(61,920)	(16.5)%	$(79,794)	(15.0)%	$7,573	1.2%

(1) Percentages may not add due to rounding.

Revenues
Revenues decreased $157.3 million, or 29.6% in 2006 compared to 2005 and decreased $116.8 million, or 18.0%, in 2005 compared to 2004.

The decrease in revenue in 2006 compared to 2005 was due to the following:

•                  a $16.6 million decrease in engine and display revenues as we completely exited those markets in late 2005;

•                  a 71% decrease in OEM unit sales as we continued to deemphasize our OEM business in 2006;

•                  a 66,000 unit decrease in total projector units sold to 331,000 units in 2006 compared to 397,000 units in 2005; and

•                  a 15.5% decrease in average projector selling prices (“ASPs”), due to both lower overall pricing and a shift in product mix.

Approximately half of the decrease in revenues in 2005 compared to 2004 was due to transitioning our rear screen projection television engine business to SMT during the year. Another factor contributing to the decline in projector revenues in 2005 as compared to 2004 was the impact of our decision to deemphasize our OEM projector business in 2005 as we formed SMT. In addition, projector revenues were down in 2005 compared to 2004 due to ASP declines and a decline in unit shipments. Specifically, average sales prices declined 17% in 2005 compared to 2004 and projector unit shipments were down 2% in 2005 compared to 2004.

The decrease in ASPs in 2005 compared to 2004 was primarily due to increased pricing pressure from our Asian competitors fueled in part by excess inventory available across the industry and in all geographic locations in the first half of 2005. Our ASPs remained relatively flat in the second half of 2005, due to our efforts to improve gross margins by focusing on core markets and geographies and not pursuing unprofitable business. The decline in projector unit shipments in 2005 was primarily due to the intentional de-emphasis on our OEM projector business. Revenues from lamps and accessories increased in 2005 compared to 2004 when revenues were hampered by an industry wide shortage of lamps.

Geographic Revenues
Revenue by geographic area and as a percentage of total revenue, based on shipment destination, was as follows (dollars in thousands):

	Year Ended December 31,
	2006		2005		2004
United States	$239,258	63.9%	$331,988	62.4%	$368,784	56.8%
Europe	81,825	21.8%	124,939	23.5%	191,007	29.4%
Asia	27,701	7.4%	43,350	8.1%	56,774	8.8%
Other	25,968	6.9%	31,822	6.0%	32,376	5.0%
	$374,752		$532,099		$648,941

United States revenues were down 28% in 2006 compared to 2005 primarily due to the lack of engine and display revenues in 2006, as well as the decreases in units and ASPs, as discussed above. The decreases in units and ASPs in 2006 compared to 2005 reflect industry dynamics including intense competition, slower than expected adoption of front projectors by consumers, difficult product transitions that resulted in missed market opportunities, and a decline in revenues from our value added reseller channel. While we experienced a decline in revenues in the value added reseller channel, the overall market for that channel experienced above average growth during the year.

European revenues were down 35% in 2006 compared to 2005 primarily due to decreases in units sold and ASP’s. In addition, European revenues were negatively impacted by product availability for our new main stream meeting room products as our old products in this category did not meet new European regulatory requirements which went into effect on July 1, 2006. Our entire product line is now in compliance with these new regulations.

Asian revenues were down 36% in 2006 compared to 2005 primarily due to a decrease in units, partially due to the lack of availability of China manufactured versions of our new products earlier in 2006, and decreases in ASPs.

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

Asian revenues decreased 24% in 2005 compared to 2004 primarily due to a strategic decision not to grow this region until we had China manufacturing facilities up and running. In addition, the China market was very slow for us in the second half of 2005 as we worked to restructure our sales and distributor relationships.

Backlog
At December 31, 2006, we had backlog of approximately $9.5 million, compared to approximately $17.6 million at December 31, 2005. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2007. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin
We achieved gross margins of 14.4% in 2006, 6.2% in 2005 and 17.6% in 2004.

The improvement in gross margins in 2006 compared to 2005 was due to the following:

•                  efficiencies achieved within our supply chain, including the reduction of inventory in order to better match the timing of product costs with revenues;

•                  reduced warranty costs;

•                  introduction of new products with improved gross margins;

•                  greater product cost reductions;

•                  an $8.4 million charge for inventory write-downs and accelerated tooling depreciation during 2006 compared to a charge of $26.6 million in 2005;

•                  reductions in our overall cost to serve customers, including reductions in customer program costs; and

•                  a settlement charge related to a patent infringement case during the second quarter of 2005, with no similar charges in 2006.

The decline in gross margins in 2005 compared to 2004 was due to the following:

•                  ASP declines discussed above combined with other end-user price promotions and programs;

•                  a $26.6 million charge for inventory write-downs and accelerated tooling depreciation during 2005 compared to a $3.1 million charge in 2004;

•                  a settlement charge related to a patent infringement case during the second quarter of 2005;

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

The charge for inventory write-downs in 2006 related primarily to end-of-life costs for various product platforms and a decline in market value on slow moving finished goods.

The charge for inventory write-downs in 2005 was primarily related to our exit from the thin display business, lower of cost or market write-downs on certain remanufactured projectors, service parts and slow moving finished goods inventory, and the transition of contract manufacturing from Flextronics to other contract manufacturers. Of the $26.6 million of inventory and equipment write-downs in 2005, $16.4 million was recorded in the third quarter and included $9.2 million related to the write-down of inventory and accelerated tooling depreciation associated with the discontinuance of our thin display products, $0.5 million for excess component exposures related to our transition from Flextronics as a contract manufacturer and $6.7 million related to the write-down of certain other remanufactured projectors, service parts and slow moving finished goods inventory.

The inventory write-downs in 2004 related primarily to end-of-life costs for various product platforms, a decline in market value of the inventory held by customs in China and inventory processing transition issues associated with the movement of our U.S. logistics and factory repair activity to UPS.

The inventory write-downs reduced our gross margin by 2.2 percentage points in 2006, 5.0 percentage points in 2005 and 0.5 percentage points in 2004.

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

Marketing and Sales Expense
Marketing and sales expense decreased $15.2 million, or 23.6%, to $49.1 million in 2006 compared to $64.3 million in 2005 and decreased $6.1 million, or 9%, in 2005 compared to $70.4 million in 2004.

The decrease in marketing and sales expense in 2006 compared to 2005 was primarily due to efficiencies gained related to our previous restructuring activities, which included reductions in payroll related costs as well as reductions in sales and marketing related travel expenses. In addition, due to a conscious effort to reduce marketing program spending, we recognized large decreases in overall spending for sales and marketing programs, such as cooperative advertising, which directly correlate with trends in revenue. Also contributing to the decrease was a $1.4 million reduction in the amount of IT and facilities expenses allocated to sales and marketing.  As overall IT and facilities expenses have decreased, allocations to other functional areas have decreased proportionately. These decreases were partially offset by increased advertising expenses related to the launch of several new products and our new branding campaign. In addition, 2006 included $359,000 of stock-based compensation compared to $98,000 in 2005.

The decrease in marketing and sales expense in 2005 compared to 2004 was primarily due to decreased marketing program expenses related to lower revenues and changes to programs offered in 2005 as compared to 2004. Some marketing programs, such as cooperative advertising, directly correlate with trends in revenue. When revenues are lower, the related marketing program expenses are also reduced. In addition, some marketing dollars spent on cooperative advertising programs relate to specific product promotions and are classified accordingly as a reduction of revenues and a larger portion of these expenses were classified as a reduction of revenues, versus advertising expense, in 2005 as compared to 2004. In addition, the amount of administrative expense allocated to sales and marketing was lower in 2005 as compared to 2004 as total IT and facilities expenses decreased year over year. Overall spending in sales and marketing was reduced in 2005 compared to 2004 related to conscious cost cutting initiatives.

Research and Development Expense
Research and development expense decreased $2.8 million, or 13.7%, to $18.0 million in 2006 compared to $20.8 million in 2005 and decreased $8.1 million, or 28%, in 2005 compared to $28.9 million in 2004.

The reduction in research and development expense in 2006 compared to 2005 was primarily due to efficiencies gained through our previous restructuring activities, as well as a decrease in labor related costs resulting from a reduction in headcount related to our wireless initiatives that took place late in the second quarter of 2006. Also contributing to the decrease was a $1.0 million reduction in the amount of IT and facilities expenses allocated to research and development.  As overall IT and facilities expenses have decreased, allocations to other functional areas have decreased proportionately.  Partially offsetting these reductions was $151,000 of stock-based compensation in 2006 compared to no stock-based compensation in 2005.

The reduction in research and development expense in 2005 compared to 2004 was primarily due to expected reductions related to the formation of SMT and the closure of our remaining research and development facilities in Norway. These reductions included lower labor expense, travel, consulting and non-recurring engineering expenses related to product design. In addition, the amount of administrative expenses allocated to research and development was lower in 2005 compared to 2004 as overall IT and facilities expenses were reduced. Partially offsetting these decreases were slight increases in consulting expenses related to third party engineering services provided in 2005 as our engineering staff was reduced.

General and Administrative Expense
General and administrative expense decreased $1.7 million, or 7.0%, to $21.7 million in 2006 compared to $23.4 million in 2005, and decreased $1.0 million, or 4.4%, in 2005 from $24.4 million in 2004.

General and administrative expense in 2006 included approximately $1.8 million of costs related to our audit committee investigations. In addition, 2006 included $489,000 of stock-based compensation, compared to $91,000 in 2005. Bad debt expense increased $0.9 million in 2006 compared to 2005. In 2005, we had a net bad debt recovery of $0.4 million compared to bad debt expense of $0.5 million in 2006. Other areas of increased spending included fees for tax consulting and expenses related to filing and defending patents and trademarks. These increases were offset by efficiencies gained related to our previous restructuring activities. These efficiencies included lower headcount costs, lower travel expenses and lower rent expense related to facility consolidations.

The decrease in 2005 compared to 2004 was related to a $0.9 million reduction in bad debt expense. The reduction in bad debt expense year over year was primarily related to the recovery in 2005 of bad debt expense booked in previous periods. We also recognized decreases in labor costs and rent expense related to our 2004 and 2005 restructuring actions. These decreases were partially offset by increased spending on new patents and trademarks, increased legal expenses related to various legal matters including a patent infringement suit, the China Customs and OFAC investigations, and increased expense related to accelerated depreciation on assets that were located at our Norway facility that was shut down in the first quarter of 2005.

Restructuring
Restructuring charges totaled $5.4 million in 2006 and included the following:

•                  a $1.1 million charge related to international facility consolidation activities that were completed during the first quarter of 2006;

•                  an $850,000 charge in the second quarter of 2006 primarily related to our contractual obligation for severance for former InFocus employees terminated by SMT during the second quarter of 2006;

•                  an $850,000 charge in the third quarter of 2006 for severance costs primarily related to the decision to outsource our U.S. call center to a third party as well as other headcount reductions initiated during the third quarter; and

•                  a $2.7 million charge in the fourth quarter of 2006 for headcount reductions and for changes in estimates for prior period sub-lease assumptions on facility reductions. Included in the $2.7 million charge was a charge of $0.4 million related to severance for former InFocus employees who were terminated by SMT during the fourth quarter of 2006.

Restructuring charges totaled $11.1 million in 2005 and included the following:

•                  a $6.3 million charge primarily related to reductions in headcount as part of a restructuring plan that was announced in September 2005. The majority of these actions, including the elimination of several senior executive and management positions, as well as other headcount reductions, were completed over a three quarter period;

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

We anticipate restructuring charges totaling approximately $1.0 million to $1.5 million in the first quarter of 2007 for additional facilities-related restructuring as we further consolidate our facilities globally. At December 31, 2006, we had a remaining accrual for all of our past restructuring activities of $3.8 million. See further detail in Note 3 of Notes to Consolidated Financial Statements.

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

During the third quarter of 2005, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis indicated that the book value of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets. Based on our analyses, we determined that all of our long-lived assets, other than tooling equipment related to current products, were fully impaired. Accordingly, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005 in order to write-off the remaining book value of our long-lived assets other than tooling equipment used in the production of current products. Of the $9.8 million charge, $7.1 million was allocated to property and equipment and $2.7 million was allocated to other intangible assets, including the carrying value of patents and trademarks. The majority of the impaired long-lived assets continue to be used in operations.

Regulatory Assessments
Regulatory assessments of $9.4 million in 2006 included charges totaling $10.7 million related to the initial settlement of our Shanghai customs case, offset by the $1.3 million reversal of our remaining 2005 $1.6 million accrual related to our closed Office of Foreign Assets Control case. See Note 17 of Notes to Consolidated Financial Statements for more details regarding Regulatory Assessments.

Other Income (Expense)
Interest income in 2006 was $2.4 million compared to $1.8 million in 2005 and $1.4 million in 2004. The increase in 2006 compared to 2005 was primarily due to increasing interest rates, partially offset by decreasing cash and investment balances as cash was used in operations. The increase in 2005 compared to 2004 was primarily due to increasing interest rates, as well as increasing cash and investment balances in the second half of 2005. In addition, in 2005, we received interest related to income tax refunds from income tax filings from prior years.

Other, net included the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net realized gain on the sale of equity securities	$548	$19,396	$13,245
Income related to the profits of Motif, 50-50 joint venture	1,555	3,722	2,361
Expense related to losses of SMT, 50-50 joint venture	(2,709)	(5,185)	—
Write-down of equity method investment in SMT, 50-50 joint venture	(2,106)	—	—
Charge for estimated costs to wind-down SMT	(1,126)	—	—
Impairment charge related to TUN	(1,117)	—	—
Gains (losses) related to foreign currency transactions	(1,519)	(853)	826
Write-down of certain cost-based investments in technology companies	(7,474)	—	—
Gain on sale of land	636	—	—
Other	(139)	50	272
	$(13,451)	$17,130	$16,704

Motif license fees are recognized when licensees report sales and resultant royalties, which are currently contractually required on a semi-annual basis and primarily fall in the first and third quarters of each year. The decreased income related to our Motif joint venture was due to lower reported revenues by Motif’s licensees and an increase in tax expense as Motif has now utilized the majority of its income tax loss carry forwards.

SMT is currently winding down its operations, including the sale of its assets and the settlement of its liabilities. The $1.1 million charge included as a component of other, net in 2006 is our best estimate of our share of the costs for the wind-down.

Income Taxes
Income tax expense of $0.7 million in 2006 was made up of $0.1 million and $0.6 million of income tax expense from U.S. operations and foreign operations, respectively.  The $0.1 million of tax expense from U.S. operations was the result of withholding tax on foreign royalty payments received and state income taxes net of 2005 return to provision adjustments. The $0.6 million of tax expense from foreign operations was primarily comprised of $0.3 million for anticipated transfer pricing adjustments, $0.2 million for adjustments to various deferred tax assets that were not offset by valuation allowances, and $0.1 million net tax expense on foreign operations.

Income tax benefit of $0.1 million in 2005 was related to $0.8 million of tax benefit from closing out foreign tax exposures in prior years and $0.2 million net true-up benefit from our 2004 tax provision to our actual 2004 tax returns. These tax benefits were offset by $0.6 million of 2005 tax expense in certain foreign and state tax jurisdictions and $0.3 million of tax expense due to valuation allowance applied to certain foreign deferred tax assets.

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

Inflation
We believe that the impact of inflation was minimal on our business in 2006, 2005 and 2004.

Liquidity and Capital Resources
Total cash and cash equivalents, marketable securities and restricted cash were $76.2 million at December 31, 2006.  At December 31, 2006, we had working capital of $98.3 million, which included $53.7 million of unrestricted cash and cash equivalents. The current ratio at December 31, 2006 and December 31, 2005 was 2.2 to 1 and 2.3 to 1, respectively.

We sustained an operating loss of $49.8 million in 2006, contributing to a decrease in net working capital of $42.1 million for the year. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We currently have a $15 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements. The line of credit expires March 31, 2007. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable. The credit agreement contains certain covenants. We were out of compliance with one of the covenants as of December 31, 2006 due to our loss incurred in the fourth quarter of 2006. In February 2007, we entered into an amendment to this facility, which waived our non-compliance as of December 31, 2006 and amended the required financial covenant for the first quarter of 2007. As of December 31, 2006, we did not have any amounts outstanding under this credit agreement and we do not expect to draw upon this facility prior to its expiration.

We anticipate that our current cash and marketable securities, along with cash we anticipate generating from operations, will be sufficient to fund our known operating and capital requirements for at least the next 12 months. However, to the extent our operating results fall below our expectations, we may need to raise additional capital through debt or equity financings. We may also need additional capital if we pursue other strategic growth opportunities. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

At December 31, 2006 we had one outstanding letter of credit totaling $20 million, which expired on February 2, 2007. The letter of credit was subsequently amended with a new expiration date of May 2, 2007. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $21.1 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. In addition to the $20 million letter of credit, the $21.1 million in restricted cash and marketable securities also secures our foreign currency hedging transactions. On January 31, 2007, we entered into an amendment to our security agreement with Wells Fargo Bank that increased our collateral requirements by $0.4 million in connection with required security for our merchant credit card processing account.  As a result, the amount of restricted cash reported on our balance sheet will increase by $0.4 million in the first quarter of 2007. The remainder of the restricted cash, totaling $1.3 million, primarily related to building lease deposits and value added tax deposits with foreign jurisdictions.

Accounts receivable decreased $20.8 million to $50.1 million at December 31, 2006 compared to $70.9 million at December 31, 2005. The decrease in the accounts receivable balance was primarily due to lower sales in the fourth quarter of 2006 compared to the fourth quarter of 2005. Offsetting the reduction in accounts receivable due to lower sales was an increase in days sales outstanding to 54 days at December 31, 2006 compared to 49 days at December 31, 2005.

Total inventories, including consigned inventories, decreased $26.4 million to $40.1 million at December 31, 2006 compared to $66.5 million at December 31, 2005. See Note 5 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.  During 2006, we continued to work closely with our contract manufacturers to better align incoming product levels with expected sales needs in order to allow us to reduce finished goods inventory. Service inventories, which consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired, were also significantly reduced. In addition, we recognized $8.4 million of charges in 2006 related to the write down of finished goods and service inventories.

At December 31, 2006 and December 31, 2005, we had approximately 4 weeks and 5 weeks of inventory, respectively, in the Americas channel. Annualized inventory turns were approximately 7 times for the quarter ended December 31, 2006 compared to approximately 6 times for the quarter ended December 31, 2005. Improved velocity in our supply chain allows us to better match current costs against current sales prices, maximizing our gross margin opportunity, reducing our total investment in working capital and reducing exposure to excess and obsolete inventory.

Land held for sale of $4.5 million at December 31, 2005 related to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon. On June 5, 2006, we sold the land, receiving net proceeds of $5.1 million and recognizing a gain on the sale of $0.6 million in the second quarter of 2006.

Other current assets decreased $13.4 million to $10.7 million at December 31, 2006 compared to $24.1 million at December 31, 2005. The decrease was primarily due to the return of $4.0 million of our Shanghai customs case deposit and the remaining deposit of $10.7 million was expensed in the fourth quarter of 2006. See Part I, Item 3. and Note 17 of Notes to the Consolidated Financial Statements for more details regarding this matter.

Expenditures for property and equipment totaled $5.3 million in 2006 and were primarily for purchases of tooling, software upgrades, tradeshow equipment and office equipment. Total expenditures for property and equipment are expected to be between $4 million and $6 million in 2007.

Other assets decreased $13.9 million to $1.2 million at December 31, 2006 compared to $15.1 million at December 31, 2005. Included in other assets are building deposits, minority interest investments in technology companies and investments in our joint ventures. During the first quarter of 2006, we recorded a charge of $7.5 million related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost based investments to zero.  Subsequently, Reflectivity was sold at a price whereby it is unlikely we will receive any return on our investment and VST International merged its operating assets with another company and became a 50% owner of the new combined entity. We continue to monitor the status of both companies and will record any recovery of our investment, if any, upon receipt. We had a recognized loss on our investment in SMT during 2006 of $2.7 million and, in the second quarter of 2006, we recorded a $2.1 million charge to write off the remaining value of our original investment in SMT. During the third quarter of 2006, we recorded a charge of $1.1 million related to the write-down of TUN assets. Offsetting these decreases was an increase of $1.6 million in our investment in Motif related to our share of 2006 profits offset by a dividend payment received in the second quarter of 2006 of $1.0 million.

Related party accounts payable decreased $2.8 million to $1.9 million at December 31, 2006 compared to $4.7 million at December 31, 2005 and represent outstanding payables to SMT for the purchase of projectors and other related expenses.

Accounts payable decreased $19.9 million to $50.1 million at December 31, 2006 compared to $70.0 million at December 31, 2005.  The decrease is mainly attributed to reduced inventory purchases in the second half of 2006 related to the reduction in revenues compared to the prior year and lower ending inventories. In addition, non-inventory accounts payable also declined related to reduction of spending for operating expenses in 2006.

Other current liabilities decreased $3.2 million to $8.0 million at December 31, 2006 compared to $11.2 million at December 31, 2005, primarily due to a $1.2 million decrease in our accruals related to our restructuring activities and a $0.7 million reduction in value added tax payable related to our European entities. In addition, other current liabilities decreased by $1.6 million as a result of the reversal of our remaining accrual related to the OFAC matter, which is now closed. Offsetting these decreases is an increase of $0.5 million in unearned revenue related to the sale of extended warranty contracts. The revenue is recognized as earned over the extended warranty period.

Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2006 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
Letters of Credit(1)	$20,000	$20,000	$—	$—	$—
Purchase Order Commitments	57,220	57,220	—	—	—
Operating Leases	17,836	5,883	6,230	5,723	—
	$95,056	$83,103	$6,230	$5,723	$—

(1)          The letter of credit collateralized our obligations for outstanding accounts payable and future purchase commitments to a supplier for the purchase of finished goods inventory.

Seasonality
Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. This, coupled with a strong business and retail holiday buying season in the fourth quarter, typically leads to our strongest revenues being in the final quarter of each year. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

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

Allowance for Uncollectible Trade Accounts Receivables
Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade accounts receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt, we may use collection agencies to work with the customer to receive payment in return for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Bad debt expense (recovery), net totaled $0.5 million, $(0.4) million and $0.5 million, respectively, in 2006, 2005 and 2004. Our allowance for uncollectible accounts totaled $2.4 million and $2.0 million at December 31, 2006 and 2005, respectively, and is included on the consolidated balance sheets as a reduction of accounts receivable. See Schedule II, Valuation and Qualifying Accounts, for additional information.

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

Our reserves deducted from revenues and accounts receivable for sales returns, price protection and other rebates totaled $4.6 million and $7.1 million, respectively, at December 31, 2006 and 2005. Historically, our actual experience for sales returns, price protection and rebates has not differed materially from our estimates. See Schedule II, Valuation and Qualifying Accounts, for additional information.

Inventory Valuation
We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate inventory exposure. Finished goods are reviewed quarterly by product marketing, sales, finance and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically written down based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2006 and 2005, our inventory reserves totaled $7.7 million and $20.9 million, respectively, and was recorded as a reduction of inventory on our consolidated balance sheets. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Product Warranties
We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and amortized to revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.7 million and $2.2 million, respectively, at December 31, 2006 and 2005 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2006 totaled $13.0 million, of which $9.9 million is classified as a component of current liabilities and $3.1 million is classified as other long-term liabilities on our consolidated balances sheets. See Note 1 of Notes to Consolidated Financial Statements for additional information.

Income Taxes
We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined the recoverability of the deferred tax assets is unlikely; we record a valuation allowance against deferred tax assets. At December 31, 2006 and 2005, we had a valuation allowance of $267.9 million and $241.9 million against deferred tax assets, which resulted in a net deferred tax asset balance of $1.0 million and $1.1 million, respectively. See Note 7 of Notes to Consolidated Financial Statements for additional information.

Long-Lived Asset Impairment
Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets.”  We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon our estimates of future cash flows that the assets are expected to generate. Based on these reviews, we recorded an impairment charge totaling $9.8 million in the third quarter of 2005. See Note 1 of Notes to Consolidated Financial Statements for additional information regarding these impairment charges.

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

Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using the period-end exchange rates at December 31, 2006, was approximately $68.2 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $6.8 million at December 31, 2006. We currently have no formal plans of liquidating any of our foreign subsidiaries, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations.

We are exposed to changes in exchange rates through the sale of products denominated in non-functional foreign currencies. Our purchases of inventory are largely denominated in U.S. Dollars and we anticipate to continue purchasing in U.S. Dollars in the foreseeable future, therefore we are not exposed to foreign currency fluctuations on these purchases. We have established a foreign currency derivative program; utilizing foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. We do not use forward contracts as speculative instruments for trading purposes. The effect of an immediate 10% change in our foreign currency forward contracts would not have a material effect on our results of operations. These forward contracts are not designated as qualifying hedges and, accordingly, are marked to market at the end of each period, with the resulting gain or loss being recorded as a component of other income or expense on our consolidated statement of operations.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts translated to U.S. dollars as of December 31, 2006 and 2005. The forward contracts outstanding as of December 31, 2006 mature within 31 days of year end. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies.

Forward contracts outstanding were as follows at December 31, 2006 and 2005 (in thousands):

	Bought (Sold)
Foreign Currency	2006	2005
Euro	$(38,600)	$(45,000)
British Pound	5,684	4,477
Singapore Dollar	(5,887)	(3,667)
Swedish Krona	163	640
Norwegian Kroner	484	(1,316)
Net amount outstanding	$(38,156)	$(44,866)

Interest Rate Risk
Our exposure to market risk for changes in interest rates relates to our line of credit and our investment portfolio.

Our $15 million line of credit facility with Wells Fargo bears interest on outstanding borrowings at prime plus 1.5%, however, at no time will the interest rate be below 4%.  During the year ended December 31, 2006, we did not borrow under our line of credit and, therefore, a change in the prime rate would not have had any effect on our financial condition or results of operations.

We mitigate interest rate risk on our investment portfolio by diversifying investments among high credit quality securities in accordance with our investment policy. As of December 31, 2006, our investment portfolio included marketable debt securities of $5.9 million, exclusive of $22.9 million invested in money market funds, and marketable equity securities of $0.1 million. Marketable equity securities are adjusted to fair market value at the end of each period with the associated unrealized gains or losses recorded as a separate component of shareholders’ equity. The marketable debt securities are carried at amortized cost, but are subject to interest rate risk, and will decline in value if interest rates increase. At December 31, 2006, the fair market value of our marketable debt securities totaled $5.9 million. Due to the short duration of our investment portfolio, an immediate 10% increase in interest rates would not have a material effect on our financial condition or results of operations.

Item 8.      Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2006 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2005
Revenues	$137,016	$135,832	$130,321	$128,930
Gross margin (loss)	9,949	7,876	(537)	15,484
Net loss(1) (2) (3) (4)	(13,979)	(19,570)	(38,330)	(7,915)
Basic and diluted net loss per share	(0.35)	(0.49)	(0.97)	(0.20)

2006
Revenues	$112,019	$97,642	$81,231	$83,860
Gross margin	16,743	14,681	10,331	12,131
Net loss(5) (6) (7) (8)	(16,357)	(12,831)	(19,406)	(13,326)
Basic and diluted net loss per share	(0.41)	(0.32)	(0.49)	(0.34)

(1)          The first quarter of 2005 included a $4.7 million restructuring charge, a $3.6 million charge for inventory write-downs and a $9.2 million gain on the sale of marketable equity securities.

(2)          The second quarter of 2005 included a $1.6 million charge for regulatory assessments, a $1.4 million restructuring charge, a $4.9 million charge for inventory write-downs and a $4.2 million gain on the sale of marketable equity securities.

(3)          The third quarter of 2005 included a $16.4 million charge for the write-down of inventory and equipment, a $6.0 million restructuring charge, a $9.8 million asset impairment charge and a $4.3 million gain on the sale of marketable equity securities.

(4)          The fourth quarter of 2005 included a $1.7 million gain on the sale of marketable equity securities and a reversal of previously recorded restructuring charges of $1.0 million.

(5)          The first quarter of 2006 included a $1.1 million restructuring charge, a $7.5 million write-down of cost method investments, a $0.7 million charge related to our audit committee investigations and a $0.8 million gain on the sale of marketable equity securities.

(6)          The second quarter of 2006 included a $0.9 million restructuring charge, a $2.1 million write-down related to SMT, a $1.1 million charge related to our audit committee investigations, a $0.3 million loss on the sale of marketable equity securities and a $0.6 million gain on the sale of land.

(7)          The third quarter of 2006 included a $1.4 million charge related to the write-down of assets related to The University Network, a net charge of $5.1 million related to regulatory assessments and a $1.1 million charge for estimated costs to wind-down the operations of SMT.

(8)          The fourth quarter of 2006 included a $2.7 million restructuring charge, a $4.3 million charge for regulatory assessments and a $0.5 million expense for our retention bonus program.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a —15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included below.

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

Report of Independent Registered Public Accounting Firm

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that InFocus Corporation (an Oregon corporation) and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). InFocus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that InFocus Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, InFocus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InFocus Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Portland, Oregon
March 12, 2007

 Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Board of Directors
The following persons serve on our Board of Directors:

Name	Age	Has Been a Director Since
Peter D. Behrendt	68	1995
Michael R. Hallman	61	1992
Svein S. Jacobsen	55	2000
Duane C. McDougall	55	2003
C. Kyle Ranson	44	2004

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

Michael R. Hallman has served as President of The Hallman Group, a management consulting company focusing on marketing, sales, business development and strategic planning for the information systems industry, since October 1992. Mr. Hallman served as President and Chief Operating Officer of Microsoft Corporation, a developer and manufacturer of a wide range of software products for a multitude of computing devices from February 1990 until March 1992. From 1987 to 1990, he was Vice President of the Boeing Company, a major aerospace company, and President of Boeing Computer Services. From 1967 to 1987, Mr. Hallman worked for IBM in various sales and marketing executive positions, with his final position being Vice President of Field Operations. Mr. Hallman holds a B.B.A. and an M.B.A. from the University of Michigan. Mr. Hallman is a member of the Board of Directors of Intuit, Inc.

Svein S. Jacobsen was named a director upon the completion of the business combination with Proxima ASA in June 2000. Mr. Jacobsen is the former Chairman of the Board of Proxima ASA. He has an M.B.A. from the Norwegian School of Business and is also a Norwegian State Authorized Public Accountant.  After having worked in an Oslo based audit firm for seven years, including three years as partner, he became Vice President Finance/CFO of Tomra Systems ASA, a reverse vending machine company, in 1984 and President and CEO from 1988 to 1996. From 1996 to present, Mr. Jacobsen has been a private investor and serves on several boards, both as chairman and member, including Ventelo ASA, Orkla ASA, Expert ASA and GM-I Inc.

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

The Audit Committee is a separately-designated standing committee established in accordance with section 3(a)(58)(A) of the Exchange Act and was composed of Messrs. McDougall (Committee Chair), Behrendt, Hallman and Jacobsen during 2006. The Audit Committee oversees our accounting, financial reporting and internal control processes and the independent audit of our financial statements. The Audit Committee reviews, with our independent registered public accounting firm and representatives of management, the scope and results of audits, the appropriateness of accounting principles used in financial reporting and the adequacy of financial and operating controls. The Audit Committee held 14 meetings in 2006, including meetings to review the quarterly and annual financial statements and press releases with our management and independent registered public accountants prior to release. The Audit Committee Charter is available on our corporate website at www.infocus.com.

The Compensation Committee was composed of Messrs. Behrendt (Committee Chair), Hallman, Jacobsen and McDougall during 2006. The Compensation Committee discharges the responsibilities of the Board of Directors relating to compensation of our executives, produces an annual report on executive compensation for inclusion in our annual proxy statement and acts as the plan administrator of our stock incentive plans. The Compensation Committee sets the annual compensation of the Chief Executive Officer and other executive officers. The Compensation Committee also reviews and approves the evaluation process and compensation structure under which compensation is paid or awarded to our executive officers. The Compensation Committee held six meetings during 2006. The Compensation Committee Charter is available on our corporate website at www.infocus.com.

The Nominating and Corporate Governance Committee was composed of Messrs. Hallman (Committee Chair), Behrendt, Jacobsen and McDougall during 2006. The Nominating and Corporate Governance Committee is responsible for identifying individuals qualified to become members of the Board and recommending nominees to the Board for election at the Annual Meeting of Shareholders. In addition, the Nominating and Corporate Governance Committee is responsible for the development and monitoring of processes to assess the effectiveness of the Board and developing a set of corporate governance guidelines. The Nominating and Corporate Governance Committee held two meetings during 2006. The Nominating and Corporate Governance Committee Charter is available on our corporate website at www.infocus.com.

Audit Committee Financial Expert
Our Board of Directors has determined that Duane McDougall, the Chair of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC. Mr. McDougall is also independent as prescribed by NASDAQ and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Exchange Act related to audit committee member independence.

Code of Ethics
We adopted the InFocus Corporation Code of Conduct, which is a code of conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial officer. We filed a copy of our Amended and Restated Code of Conduct as exhibit 14 to our

Form 8-K filed with the Securities and Exchange Commission on August 8, 2006. You can also access our Code of Conduct on our website at www.infocus.com. We will provide without charge a copy of our Code of Conduct upon written request from any shareholder. Written requests should be mailed to the Secretary, InFocus Corporation, 27500 SW Parkway Avenue, Wilsonville, Oregon 97070.

Executive Officers
The following table identifies our executive officers as of March 1, 2007, the positions they hold and the year in which they began serving as an executive officer. Officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Current Position(s) with Company	Officer Since
C. Kyle Ranson	44	Director, President and Chief Executive Officer	2003

Jack Brian Dennison	46	Vice President, Americas Sales	2006

Joseph O’Sullivan	50	Vice President, General Manager Asia Sales and Global Operations	2004

Roger Rowe	45	Vice President, Finance, Chief Financial Officer and Secretary	2004

Steve Stark	52	Vice President, Engineering	2005

For information on the business background of Mr. Ranson see “Nominees For Director” above.

Jack Brian Dennison joined InFocus in April 2006 as Vice President of Americas Sales. From March 2003 to April 2006, Mr. Dennison was the CEO and President of By d:sign, a startup consumer electronics firm that specialized in the flat panel television industry. From 1990 through March 2003, Mr. Dennison held various sales management positions at Compaq Computer Corporation, with his last positions being Vice President and General Manager for the North American Consumer Division. Mr. Dennison holds a B.S. degree in Computer Science from Texas A&M University.

Joseph O’Sullivan joined InFocus in September 2004 as Vice President, Global Supply Chain Management and, in mid-2006, Mr. O’Sullivan’s title became Vice President, Global Operations and General Manager Asia Sales. Prior to joining InFocus, Mr. O’Sullivan was a consultant working with Banta Global Turnkey, a global outsourcing company from March 2003 to September 2004. Prior to that, Mr. O’Sullivan held various executive positions at Apple Computer, Inc. from 1988 to 2003 with his final position being Vice President of Asia Operations. Apple Computer designs, manufactures, and markets personal computers and a line of portable digital music players along with related software, services, accessories, and networking solutions.

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

Steve Stark joined InFocus in 1992 as a manufacturing engineer and also spent 10 years in our research and development department as a Design Engineer, Projection Display Architect and Engineering Director. In September 2005, Mr. Stark was promoted to Vice President, Engineering. Prior to joining InFocus, Mr. Stark held a variety of design and test engineering leadership positions for 17 years at Tektronix, Inc. Mr. Stark holds a B.S. degree in Electronics Engineering from the University of Portland, has completed continuing programs in Engineering and Technology Management and is the author of several patents in the InFocus technology portfolio.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the 1934 Act requires our directors and executive officers and persons who own more than ten percent of the outstanding shares of our common stock (“ten percent shareholders”) to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us or otherwise in our files and on written representations from our directors, executive officers and ten percent shareholders that no other reports were required, during the fiscal year ended December 31, 2006, our officers, directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

Item 11.  Executive Compensation

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, included below, with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K.

Submitted by the Compensation Committee of the Board of Directors:

Mr. Behrendt (Chair)
Mr. Hallman
Mr. Jacobsen
Mr. McDougall

Director Compensation
The following table summarizes compensation paid to non-employee members of our Board of Directors related to their 2006 service:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($)(1)	All Other Compen- sation ($)	Total ($)
Mr. Behrendt	70,000	—	19,412	10,000(2)	99,412
Mr. Hallman	73,000	—	19,412	—	92,412
Mr. Jacobsen	58,500	4,978	18,665	—	82,143
Mr. McDougall	73,000	18,667	19,412	—	111,079

(1)          Represents the dollar amount recognized as stock based compensation expense in the financial statements for 2006 related to restricted stock and stock option awards in accordance with SFAS No. 123R.

(2)          Represents compensation paid to Mr. Behrendt in 2006 related to his service on the board of directors for our 50/50 joint venture, South Mountain Technologies (“SMT”), including attendance and participation in SMT board meetings.

Non-employee Directors are reimbursed for their expenses in attending meetings of our Board of Directors.  In addition, non-employee Directors receive an annual retainer fee of $28,000 and a $2,500 fee for each Board meeting attended in person and a $500 fee for each telephonic Board meeting attended. Each chair of a Board committee receives an additional annual retainer as follows; a $15,000 fee for Audit committee chair, a $10,000 fee for Compensation committee chair, and a fee of $10,000 for Nominating and Corporate Governance committee chair. All four of the non-employee board members participate in the three committees and receive an annual retainer fee of $15,000 for such participation.  Each non-employee Director is granted an option to purchase 30,000 shares of our common stock upon initial election to the Board and an option to purchase 25,000 shares of our common stock for each year of additional service as a director. Committee chairs also receive an additional option to purchase 1,000 shares of our common stock. Non-employee Directors also receive restricted stock grants based on a ratio of one share for every two shares of our common stock purchased by them up to a maximum of 5,000 shares per year. We do not pay any additional remuneration to employees who also serve as Directors.

Equity incentive awards outstanding at December 31, 2006 for each non-employee Director were as follows:

Name	Unvested Stock Awards (#)	Option Awards (#)
Mr. Behrendt	—	141,881
Mr. Hallman	—	152,217
Mr. Jacobsen	5,000	100,000
Mr. McDougall	—	103,000

Compensation Discussion and Analysis

Introduction
In this section, we give an overview and analysis of our compensation programs and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Under the heading “Summary Compensation Information” below, you will find a series of tables containing specific information about the compensation earned or paid in 2006 to the individuals named in the Summary Compensation Table, whom we refer to as our named executive officers, or NEOs.

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy and Policies
Our general philosophy is to structure executive officer compensation to attract, motivate and retain senior management by providing an opportunity for competitive compensation based on market rates and the Company’s performance. Our compensation philosophy is designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders. We compensate our senior management through a mix of base salary and incentive pay.  Incentive pay includes profit sharing, annual bonus plans, and long-term stock-based incentive opportunities. Annual bonus plans are designed to reward both company-wide performance and department specific performance by tying payouts to pre-approved operating income goals and departmental financial or measurable operational objectives. Long-term stock-based incentive opportunities include grants of options to purchase our common stock in the future and grants of restricted stock. It is also the policy of the Compensation Committee of our Board of Directors (the “Compensation Committee”) that, to the extent possible, compensation will be structured so that it meets the “performance-based” criteria as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended, and therefore is not subject to federal income tax deduction limitations. The Compensation Committee has the right to waive pre-established performance criteria in granting awards.

The Compensation Committee has been assigned the responsibility by the Board of Directors for setting compensation for our executives and acts as the plan administrator of our stock-based compensation plans. On an annual basis, the Compensation Committee reviews and evaluates the performance of the Chief Executive Officer (“CEO”) relative to the Board’s approved goals and objectives. Based on this evaluation, the Committee sets the CEO’s annual compensation including salary, bonus, and long-term stock-based compensation. The Compensation Committee also reviews and approves the evaluation process and compensation structure under which compensation is paid or awarded to our executive officers. The roles and responsibilities of the Compensation Committee are defined in its charter, which is available on our corporate website at: www.infocus.com.

Elements and Objectives of our Compensation Program
The elements of our 2006 target overall executive compensation program include: annual base pay, profit sharing, annual Executive Bonus plan, the 2006 Retention Bonus program and stock-based compensation. The objective of the compensation program is to provide a mix of stable and consistent income (annual base pay) as well as income that has substantial risk and reward opportunities tied to our financial performance (profit sharing, annual Executive Bonus plan, the 2006 Retention Bonus program and stock-based compensation). The annual base pay, profit sharing and bonus plans represent the short-term elements of our compensation program and are designed to balance the stability of base pay with short-term, at risk bonus elements. Bonus plan payments are tied to company performance, with potential for considerable increase in total compensation as well as substantial risk of forfeiture.

In contrast, the stock-based compensation plans represent long-term incentive programs, designed to retain high-quality executives and to inspire their continuing efforts to improve corporate financial results and shareholder value. Our philosophy is that key decision-makers whose actions and performance are critical to the long-term success of our company should have a meaningful portion of their total target compensation linked to the company’s success in meeting its long-term performance objectives and increasing shareholder value. The NEOs have more of their total compensation leveraged within the long-term programs than other senior management of the company. The Compensation Committee believes the NEOs have more ability to influence our performance and thus should have a higher portion of their total compensation “at risk,” with the potential not only for higher growth opportunities, but also greater risk if performance goals are not met.

The process used in establishing overall target compensation for our NEOs is similar to the process used to establish total target compensation for our entire employee base. Our main data source and tool in setting target compensation for our NEOs is participating in and reviewing the results of Radford’s Compensation Surveys conducted by Radford Associates.  In determining appropriate comparable data, we use the survey results that compare compensation data for companies with revenue between $200 million and $1.0 billion, regardless of the industry. We review companies with revenue ranges that are comparable to ours regardless of the industry because we are committed to providing compensation and benefit programs that are competitive both within our industry as well as with other relevant organizations the company competes with for qualified employees. Senior management and our human resource department utilize Radford’s Compensation Survey and collaborate to make compensation recommendations to the Compensation Committee. Management analyzes the range of salaries paid by companies nation-wide for each specific comparable executive position, and uses the 60th percentile as a guideline for assigning total compensation. The Compensation Committee chose to use the 60th percentile as the guideline for setting executive compensation because we feel a 10% premium to market average supports our goal of attracting qualified senior management and allows for future compensation growth opportunities. In addition to the Radford survey, other factors, such as previous experience, are taken into consideration when determining compensation recommendations. In addition, we have engaged the services of Watson Wyatt, a global compensation consulting firm, to assist us in designing our equity compensation plans. Recommendations and supporting data are then provided to the Compensation Committee for review and ultimate approval. Although senior management is involved with making compensation recommendations for the CEO and other executive officers, it is ultimately the responsibility of the Compensation Committee to set total target compensation.

Annual Base Salary
Our goal in establishing annual base salary levels is to provide our senior management with a level of assured cash compensation that would normally accompany their professional status and accomplishments. The annual base salary for all of our NEOs for 2006 was set in accordance with the guidelines discussed above.

Annual Bonus Plans for 2006

Executive Bonus Plan
We believe a significant portion of an executive’s compensation should be variable or “at risk” in order to help drive the desired annual financial results. The 2006 Executive Bonus Plan (the “Bonus Plan”) is the vehicle through which this variable pay opportunity was established in 2006. Our practice is to award cash bonuses based upon company and individual/team performance objectives. The Compensation Committee annually reviews and approves the financial goals on which the Bonus Plan is based. Additionally, each executive has individual/team performance goals for his/her own department. These goals are reviewed and approved by the CEO, and in turn the CEO’s goals are reviewed and approved by the Compensation Committee. The percentage of compensation “at risk” under this plan is higher for the more senior officers, in recognition of the fact that they have a greater role in influencing the direction and outcome of corporate objectives.

The Bonus Plan contains two separate and distinct components of short-term bonus pay. First, the Bonus Plan provides for quarterly profit sharing bonuses equal to a percentage of each officer’s quarterly salary. The percentage of the quarterly salary to be paid under the profit sharing plan to our NEOs is calculated at the same rate as for other employees in accordance with the currently approved InFocus Corporation Profit Sharing Program. Our Profit Sharing Program provides for a payout of 5% of adjusted net income before tax expense. The profit sharing percentage of 5% of adjusted net income before tax was determined by our Compensation Committee to be an appropriate share of profits to award to employees.  The percentage applied to the NEOs quarterly salary is determined by dividing the profit sharing bonus pool (5% of adjusted net income before tax) by total non-officer compensation for the quarter.

Second, the Bonus Plan provides for the payment of executive officer bonuses based on achievement of corporate adjusted operating income targets as well as individual/team results. The Compensation Committee chose adjusted operating income as the financial measure to tie the executive team’s incentive bonus to the operations of the business most in their control. The operating income goals are generally approved by the Board of Directors at the beginning of each year based on the operational and financial plan prepared by management. Infrequent or unusual adjustments such as restructuring charges, asset impairments, or one-time gains and losses are excluded from operating income in both establishing targets and measuring results. The 2006 annual operating income goal was set at a level that required significant improvement in the Company’s performance relative to 2005.

The percentage of the target bonus to be paid out is adjusted according to the percentage achievement of the applicable goals and objectives. More than 100% of the target bonus may be paid if more than 100% of the adjusted operating income target is achieved. The adjusted operating income target has to be met at the 75% level or greater for the executive officers to receive any payments under the Bonus Plan.  Provided the minimum adjusted operating income target is achieved, the target bonus attributable to individual/team results is determined based on performance against those specific goals, but is capped at 100% of the target amount. If the corporate adjusted operating income is between 75% and 100%, the target bonus payout amount is prorated.  Any payments to the CEO and the CFO under the Bonus Plan occur following the end of the fiscal year based on the audited annual financial statements. Payments to all other officers are made semi-annually, based on achieving half-year operating income targets and individual/team objectives. For the CEO and CFO, 100% of the bonus is dependent on the achievement of the annual adjusted operating income goal. The bonus opportunity for the CEO and CFO is tied 100% to the operating income goals because we believe those two positions have the most influence on the financial success of the company and, therefore, their bonuses should be based entirely on achievement of our financial goals.  For other eligible executives and employees, 80% of their bonus is dependent on achievement of the semi-annual adjusted operating income goals and 20% is dependent on achievement of the executive’s or employee’s individual/team goals. There was one exception to this formula in 2006, as Dr. Petersen’s bonus was 40% tied to the achievement of the semi-annual adjusted operating income goals and 60% tied to her individual/team goals. Dr. Petersen’s title in 2006 was Vice President and General Manager, The University Network (“TUN”). Because TUN was a new area of focus for our company in 2006, we tied her bonus more heavily to her TUN specific financial and non-financial goals.

In a meeting held on February 2, 2006, the Compensation Committee approved the Bonus Plan for 2006.  Executive officers who commenced employment as an eligible executive on or before October 1, 2006 and met other conditions were eligible to participate in the Bonus Plan. Target bonuses for 2006 under the Bonus Plan were 80% of annual salary for the CEO, 45% for the Chief Financial Officer, and 50% for Mr. Ballantyne.  All other named executive officer targeted bonuses were equal to 45% of salary. In 2006, no amounts were earned or paid under the Bonus Plan.

2006 Retention Bonus Plan
In a meeting held on October 27, 2006, the Compensation Committee approved a special Retention Bonus Plan for all employees other than the Chief Executive Officer as a result of publicly announcing earlier in that month that the Board of Directors was conducting a review of the Company’s strategic alternatives. Under the program, all employees, other than officers, are eligible for the basic retention bonus program provided they were employed as of October 31, 2006 and remain employed through April 30, 2007. The officers of the Company do not participate in the basic retention program and instead participate in a separate retention bonus plan that has both time-based and performance-based elements. The purpose of the retention bonus for the non-CEO executives is to provide both an incentive to improve Company performance during the last quarter of 2006 and first quarter of 2007 as well as a retention tool for the executives to remain part of the management team through April 30, 2007. Payment of the retention bonus will be made to all executives who were employed by the Company as of October 31, 2006 and who remain employed through April 30, 2007, conditioned upon our achievement of specific financial goals for the fourth quarter of 2006 and the first quarter of 2007.

The amount of the retention bonus paid to each executive is equal to 8% of annual pay if certain adjusted operating income goals are met for the fourth quarter of 2006.  An additional 8% of annual base pay will be paid if adjusted operating income goals for the first quarter of 2007 are met.  Each quarterly period is measured separately. If goals are met in one quarter, but not the other, the officers will receive 8% of pay as a retention bonus. If the financial goals are met for both quarters, the officers will receive 16% of pay as a retention bonus. In order to achieve the first quarter 2007 goal, the Company must significantly improve its performance relative to the first quarter of 2006. No bonus amounts were earned for the fourth quarter of 2006 based on our actual financial performance. Bonus amounts earned, if any, for the first quarter of 2007 will be paid in May 2007 to eligible officers who are still employed by the Company as of April 30, 2007.

Stock Option Awards for 2006
Our Stock Incentive Plan provides for the issuance to officers and employees of incentive and non-qualified options to purchase shares of our common stock at an exercise price equal to the fair market value of the underlying shares on the date of grant. See the table captioned “Grants of Plan Based Awards” for a summary of options granted to the NEOs during 2006. In awarding stock options, the Compensation Committee looks at equity compensation practices of other similar companies and considers the position of the individual executive, benchmark data from Watson Wyatt for similar positions, the individual’s annual base pay and his/her ability and opportunity to direct improvements of the Company as a whole.

Historically, the primary form of equity compensation that we have awarded consists of stock options and to a lesser extent, restricted stock. We historically granted stock options because of the favorable accounting and tax treatment available at the time, and because of the expectation by employees in our industry that they would receive stock options. However, in the beginning of 2006, the accounting treatment for stock options changed as a result of Financial Accounting Standards No. 123(R), making the accounting treatment of stock options less attractive. As a result, in December of 2005, we engaged Watson Wyatt, a global compensation consulting firm, to review our equity incentive programs and provide recommendations to the Compensation Committee for future equity incentive practices. In consultation with Watson Wyatt, we articulated the objectives of our long-term equity incentive program and analyzed the effectiveness of our equity compensation programs in light of those objectives. We view our equity compensation programs as (i) a tool for competitive positioning, retention, and linkage of executive compensation to long-term share price movement, and (ii) a means by which to minimize compensation expense and cash impact to the Company compared to the value delivered to the executive. We determined that, despite the change in accounting treatment, stock options best meet the objectives of our long-term incentive program. We also concluded that a mix of time based vesting and performance vesting was the most effective method for creating the desired results for our long-term equity incentive program.

Each year, the Compensation Committee reviews the total stock pool available for option grants. Executive stock options are approved by the Compensation Committee at an exercise price equal to the closing price of the Company’s common stock on the NASDAQ Global Market on the date of grant. The effective date of all option grants to executives is the date the Compensation Committee approves such grants, unless a future date is so designated by the Compensation Committee. We do not have a practice of timing stock option grants to our executives in coordination with the release of nonpublic information. The Compensation Committee’s schedule for meetings is determined in advance in conjunction with our quarterly Board of Directors meetings. These meetings are typically scheduled after our quarterly earnings announcements. The proximity of any awards to other market events is coincidental.

The number of stock options granted is determined using market data and ranges established for each job grade. The stock option guidelines are then reviewed and approved by the Compensation Committee, including stock option grants for officers newly hired. New-hire executive stock option grants have an effective date of the date of Compensation Committee approval of the stock option for the individual executive or the hire date of the executive, whichever is later.

The 2006 stock option grants were approved by the Compensation Committee in a meeting on December 19, 2005, and the Compensation Committee determined the grant date of the options would be January 3, 2006, which was the first business day in the new calendar year. For executive officers, the program was comprised of two separate components: (i) Standard Option Grants and (ii) Performance Option Grants.

Under the Standard Option component of the 2006 program, option grants were awarded to executive officers in amounts ranging from 10,000 to 75,000 shares. Analysis of the number of options to grant each executive was based on recommendations from Watson Wyatt as well as reviewing other factors such as the current number of unvested options held by each executive officer and the exercise price of previous option grants. After reviewing market data for comparable executive officers, we based our option guidelines on market multiples of base salary, benchmarked to the 75th percentile. The options were granted at an exercise price equal to the last reported sales price of our common stock on the NASDAQ Global Market on January 3, 2006. Each of the options has a term of five (5) years and becomes exercisable as to 40% of the total shares at the end of the 12-month period of the optionee’s continuous employment following the date of grant. Thereafter options become exercisable as to an additional 2.5% of the total shares at the end of each month of continued employment.  In addition, the option agreements pursuant to which awards are granted contain an accelerated vesting provision triggered if the officer involuntarily loses his/her job, or voluntarily resigns due to a significant change in job responsibilities, within 12 months of a change-in-control.

Executive officers also received Performance Option Grants ranging from 15,000 to 75,000 shares. The performance stock options were granted with an exercise price equal to the last reported sales price of our common stock on the NASDAQ Global Market on January 3, 2006. The performance options have a term of five (5) years. Vesting of Performance Options was tied to the Company achieving pre-determined adjusted operating income targets for 2006, representing a substantial improvement relative to the

Company’s 2005 results of operations. In addition, performance options contain an accelerated vesting of 80% of the performance option if there was a change-in-control prior to December 31, 2006 and the optionee is involuntarily terminated from employment within 12 months of such change-in-control. For 2006, none of the performance options were earned because the performance criteria were not met and all performance grants were cancelled. The shares underlying these options were returned to the pool and are available for option grants in future periods.

Restricted Stock Awards for 2006
Our Stock Incentive Plan provides for the granting of restricted stock to officers, employees and consultants including non-employee board members. Restricted stock grants to executive officers are another form of equity compensation that we use periodically to better align the interests of senior management with the long-term objectives of our shareholders. In a Board meeting held on December 19, 2005, the Compensation Committee approved a grant of 30,000 restricted shares of the company’s common stock to Mr. O’Sullivan and a grant of 25,000 restricted shares of the company’s common stock to Mr. Rowe. The effective date of the grants was January 3, 2006, which was the first business day in the new calendar year. The restricted stock grants vest 25% per annum on the anniversary of the grant provided the executive remains employed by the company. See the table captioned “Grants of Plan Based Awards” for a summary of restricted stock awarded to the other NEOs during 2006.

In addition to the restricted grants above, we have an Officer and Director Stock Ownership Program designed to increase the level of stock ownership in the company and to foster and promote long-term financial success of the company by attracting and retaining outstanding executive leadership. This program contains a matching provision in which we issue one share of company stock for every two shares of company stock (rounded up to the nearest whole share) that is purchased by the officer or director. The term “purchase” means any acquisition pursuant to the exercise of any stock option awarded under one or more of our stock option or incentive plans, or any open market purchase that has been pre-approved by the Compliance Officer. The purchased shares are referred to as “matched shares.” Each share of restricted stock granted under this program vests at the end of the three-year period commencing on the date the officer or director makes the qualifying purchase, provided that the participant has maintained continuous service as an elected or appointed officer or director throughout the three-year period and the participant continues to hold the matched shares.

Stock Option Change-in-Control Agreements
The stock option agreements of all executive officers provide that all options held that were granted prior to December 31, 2005 shall become immediately exercisable, without regard to any contingent vesting provision to which such option may otherwise be subject, in the event of the occurrence of a change-in-control. Vesting acceleration, if any, of options granted on or after January 1, 2006, will be determined by the Compensation Committee in granting each particular option. The stock option agreements for options granted to our executive officers in 2006 contain an accelerated vesting provision triggered if the officer involuntarily loses his/her job, or voluntarily resigns due to significant change in job responsibilities within 12 months of a change-in-control. In addition, any unvested restricted stock will become fully vested immediately prior to the consummation of a change-in-control.

Executive Severance Pay Plan
We believe that companies should provide reasonable severance benefits to employees.  With respect to NEOs, these severance benefits should reflect the fact that it may be difficult for an NEO to find comparable employment within a short period of time. Our goal is to offer severance benefits for our NEOs that are competitive with those offered at other companies in our industry and of our size. In November 2006, the Board of Directors approved a Restatement of the Executive Severance Pay Plan (the “Executive Plan”). The revisions were primarily administrative in nature and updated the Executive Plan for recent tax law changes. The revisions did not change any benefit levels to be received by any executive under the plan.  The Executive Plan provides for the payment of severance benefits to persons currently serving as executives of InFocus. Under the Executive Plan, covered executives are entitled to receive severance benefits in the event their employment is terminated without cause. In addition, a covered executive is entitled to severance benefits in the event the executive terminates his/her employment for “good reason” within 18 months after a “change-in-control.” “Good reason” is defined as one of the following occurrences: (i) substantial alteration of the executive’s duties or responsibilities; (ii) material reduction of the executive’s pay or benefits; (iii) relocation of the executive’s place of employment by more than 35 miles; or (iv) failure to pay the executive’s compensation within 10 days of the date it is due.

For executives holding Vice President, Senior Vice President or Executive Vice President titles, the amount of severance payable under the Executive Plan is 12 months of salary continuation. For executives holding CEO and/or President titles, the period of salary continuation is 24 months. In addition to salary continuation, the executives receive a lump sum payment covering the cost of continuing the executive’s health insurance during the period of salary continuation, as well as outplacement services for the salary continuation period. The amount of severance pay is subject to reduction in the event any portion of the payment would be subject to the excise tax imposed pursuant to Rule 280(g) promulgated under the Internal Revenue Code.

In order to receive severance under the Executive Plan, covered executives must sign a release of any claims against the Company. In addition, severance payments may be immediately terminated in the event the executive discloses any of our confidential information or violates certain non-competition provisions. There is a six-month delay in the commencement of payment of benefits to any executive who is a “specified employee” as that term is used in Section 409A of the Internal Revenue Code.

Perquisites and Other Benefits
Annually, we review any perquisites that senior management receives. The primary perquisites for executive level positions are reimbursements of certain expenses (e.g.  tax preparation, annual physicals) and in the case of executives on assignments that are not within their home country or state we offer other certain living allowances. We believe that access to tax preparation assistance helps maximize the net financial reward to the NEO of the compensation they receive from our company. The amounts related to tax preparation and annual physicals were de minimis in 2006. In addition, to the extent we have executives who are on assignment in a country other than their home country, they are provided benefits similar to those typically allotted to an expatriate.  In the case of Mr. O’Sullivan, who is currently located in our Singapore office, he receives a monthly allowance to be used for housing, living, and transportation expenses. In 2006, Mr. O’Sullivan received allowances of $56,730 for housing and living expenses and $26,588 for transportation expenses. Mr. Ballantyne, whose permanent residence was in Seattle, Washington, also received a monthly housing allowance, which totaled $37,869 in 2006, to cover the expenses related to a corporate apartment in Portland, Oregon for time spent working out of our corporate offices. In addition, we paid $183,741 in 2006 for tax equalization related to a prior year foreign service assignment for Monique Herman.

Executive Compensation Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our (i) Principal Executive Officer (“PEO”); (ii) our Principal Financial Officer (“PFO”); (iii) our three most highly compensated executive officers, other than our PEO and PFO, who were serving as executive officers at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iv) two additional individuals for whom disclosure would have been provided except for the fact that they were not serving as executive officer as of the end of the last completed fiscal year (herein referred to as the “named executive officers”) for the fiscal year ended December 31, 2006.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
C. Kyle Ranson	2006	525,000	81,758	124,436	8,457	739,651
Director, President
and CEO

Roger Rowe	2006	260,000	31,634	30,662	8,877	331,173
Vice President,
Finance, CFO and
Secretary

Joseph O’Sullivan	2006	245,533	31,964	34,490	83,319	395,306
Vice President, General Manager Asia Sales and
Global Operations

Steve Stark	2006	210,000	—	22,129	8,905	241,034
Vice President,
Engineering

Candace Petersen(3)	2006	203,942	702	14,302	8,635	227,581
Former Vice President
and General Manager,
TUN

Monique Herman(4)	2006	219,135	—	11,306	382,934	613,375
Former Vice President,
Customer Service and
Business Strategy

Scott Ballantyne(5)	2006	207,000	—	—	314,855	521,855
Former Chief Marketing
Officer

(1)          Represents the value of stock compensation expense recognized in our 2006 financial statements for restricted stock and stock options in accordance with SFAS No. 123R.  See Note 14 of Notes to Consolidated Financial Statements included in our Annual Report for the year ended December 31, 2006 for the valuation assumptions and other information related to our stock and option awards during 2006.

(2)          All Other Compensation in 2006 included the following:

Name	Insurance Premiums	401(k) Match	Foreign Service Assignment Compensation	Tax Gross-Ups	Severance	Perks(6)	Total
C. Kyle Ranson	$2,457	$6,000	$—	$—	$—	$—	$8,457
Roger Rowe	2,877	6,000	—	—	—	—	8,877
Joseph O’Sullivan	—	—	83,319	—	—	—	83,819
Steve Stark	2,905	6,000	—	—	—	—	8,905
Candace Petersen	2,635	6,000	—	—	—	—	8,635
Monique Herman	2,111	6,000	147,105	36,636	191,082	—	382,934
Scott Ballantyne	1,846	—	—	—	275,140	37,869	314,855

(3)          Ms. Petersen’s employment with InFocus terminated in February 2007.

(4)          Ms. Herman’s employment with InFocus terminated on December 31, 2006.

(5)          Mr. Ballantyne’s employment with InFocus terminated on October 31, 2006.

(6)          Mr. Ballantyne received $37,869 in housing allowances in 2006.

Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2006

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)	Target (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Market Value ($)
Kyle Ranson	1/3/06	(1)	—	—	—	75,000	3.95	134,078
	1/3/06	(2)	—	—	—	75,000	3.95	135,750
	2/2/06	(3)	210,000	420,000	840,000	—	—	—
Roger Rowe	1/3/06	(1)	—	—	—	30,000	3.95	53,631
	1/3/06	(2)	—	—	—	30,000	3.95	54,300
	1/3/06	(4)	—	—	—	25,000	—	98,750
	2/2/06	(3)	58,500	117,000	234,000	—	—	—
Joseph O’Sullivan	1/3/06	(1)	—	—	—	30,000	3.95	53,631
	1/3/06	(2)	—	—	—	30,000	3.95	54,300
	1/3/06	(4)	—	—	—	30,000	—	118,500
	2/2/06	(3)	55,843	111,686	201,034	—	—	—
Steve Stark	1/3/06	(1)	—	—	—	20,000	3.95	35,754
	1/3/06	(2)	—	—	—	15,000	3.95	27,150
	2/2/06	(3)	47,250	94,500	170,100	—	—	—
Candace Petersen	1/3/06	(1)	—	—	—	20,000	3.95	35,754
	1/3/06	(2)	—	—	—	15,000	3.95	27,150
	2/2/06	(3)	47,250	94,500	132,300	—	—	—
Monique Herman	1/3/06	(1)	—	—	—	20,000	3.95	35,754
	1/3/06	(2)	—	—	—	15,000	3.95	27,150
	2/2/06	(3)	48,375	96,750	174,150	—	—
Scott Ballantyne	1/3/06	(1)	—	—	—	35,000	3.95	62,570
	1/3/06	(2)	—	—	—	30,000	3.95	54,300
	2/2/06	(3),(5)	32,500	65,000	65,000	—	—	—

(1)          This equity incentive award vests as to 40% of the shares covered on the first anniversary of the grant date and as to an additional 2.5% of the total shares at the end of each month thereafter with full vesting occurring on the third anniversary of the grant date. This equity incentive award expires 5 years after the grant date.

(2)          This equity incentive award was performance-based. The performance period was January 1, 2006 through December 31, 2006. At the end of the performance period, if the performance targets were met, the options would have begun to vest and would have continued to vest into the first quarter of 2009. However, in January 2007 it was determined that the performance targets were not achieved and, therefore, this award was terminated in the first quarter of 2007.

(3)          The performance targets pursuant to the 2006 Executive Bonus Plan were not met at the threshold level and, accordingly, no amounts were earned under the 2006 Executive Bonus Plan. Refer to the Compensation Discussion and Analysis included elsewhere in this proxy statement for further details on performance conditions required.

(4)          Represents a restricted stock award that vests over a four-year period from the date of grant, with 25% vesting on the fist anniversary of the grant date and an additional 25% vesting on each of the second, third and fourth anniversaries of the grant date.

(5)          Represents prorated bonus amounts that would have been earned by Mr. Ballantyne given his termination of employment on October 31, 2006.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2006

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($/Sh)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Kyle Ranson	75,001	24,999	(1)	—		4.54	05/05/13		—		—
	125,000	—		—		9.06	12/22/08		—		—
	11,600	—		—		8.62	09/01/09		—		—
	—	75,000	(2)	—		3.95	01/03/11		—		—
	—	—		75,000	(3)	3.95	01/03/11		—		—
	100,000	—		—		6.53	02/17/10		—		—
	88,400	—		—		8.62	09/01/09		—		—
	—	—		—		—	—		12,500	(5)	33,375
	—	—		—		—	—		5,000	(6)	13,350
Roger Rowe	20,000	—		—		5.44	05/23/08		—		—
	30,000	—		—		12.88	04/19/12		—		—
	15,000	—		—		8.71	12/20/09		—		—
	30,000	—		—		6.53	02/17/10		—		—
	4,688	10,312	(4)	—		3.50	09/13/10		—		—
	11,250	—		—		11.74	07/18/12		—		—
	—	30,000	(2)	—		3.95	01/03/11		—		—
	—	—		30,000	(2)	3.95	01/03/11		—		—
	—	—		—		—	—		2,167	(8)	5,786
	—	—		—		—	—		25,000	(7)	66,750
Joseph O’Sullivan	30,000	—		—		6.90	10/27/09		—		—
	30,000	—		—		6.53	02/17/10		—		—
	9,896	15,104	(4)	—		3.50	05/03/10		—		—
	—	30,000	(2)	—		3.95	01/03/11		—		—
	—	—		30,000	(3)	3.95	01/03/11		—		—
	—	—		—		—	—		5,000	(6)	13,350
	—	—		—		—	—		30,000	(7)	80,100
Steve Stark	2,000	—		—		6.31	07/16/08		—		—
	2,625	—		—		4.31	10/14/08		—		—
	187	—		—		8.44	03/26/09		—		—
	900	—		—		19.56	07/16/09		—		—
	—	20,000	(2)	—		3.95	01/03/11		—		—
	—	—		15,000	(3)	3.95	01/03/11		—		—
	4,688	10,312	(4)	—		3.50	09/13/10		—		—
	2,000	—		—		5.44	05/23/08		—		—
	1,250	—		—		17.28	02/25/12		—		—
	500	—		—		21.06	02/24/11		—		—
	3,000	—		—		21.81	01/24/11		—		—
	1,200	—		—		42.00	10/18/10		—		—
	1,500	—		—		16.12	07/18/11		—		—
	2,000	—		—		18.51	01/24/12		—		—
	2,000	—		—		12.88	04/19/12		—		—
	3,000	—		—		5.44	05/23/08		—		—
	2,000	—		—		8.28	07/27/09		—		—
	4,500	—		—		6.48	12/07/09		—		—
	1,000	—		—		28.00	02/25/10		—		—
Candace Petersen	30,000	—		—		37.75	11/13/10		—		—
	10,000	—		—		21.81	01/24/11		—		—
	10,000	—		—		16.12	07/18/12		—		—
	20,000	—		—		18.51	01/24/12		—		—
	25,000	—		—		11.74	07/18/12		—		—
	25,000	—		—		5.44	05/23/08		—		—
	25,000	—		—		8.71	12/20/09		—		—
	30,000	—		—		6.53	02/17/10		—		—
	—	20,000	(2)	—		3.95	01/03/11		—		—
	—	—		15,000	(3)	3.95	01/03/11		—		—
	—	—		—		—	—		1,500		4,005
Monique Herman	7,000	—		—		21.75	02/13/11	(8)	—		—
	2,000	—		—		19.71	04/18/11	(8)	—		—
	5,000	—		—		16.12	07/18/11	(8)	—		—
	2,500	—		—		18.51	01/24/12	(8)	—		—
	2,000	—		—		17.28	02/25/12	(8)	—		—
	10,250	—		—		13.18	05/01/12	(8)	—		—
	18,750	—		—		11.74	07/18/12	(8)	—		—
	20,000	—		—		5.44	05/23/08	(8)	—		—
	3,000	—		—		8.71	12/20/09	(8)	—		—
	5,000	—		—		4.00	12/08/10	(8)	—		—
	—	20,000	(2)	—		3.95	01/03/11		—		—
	—	—		15,000	(2)	3.95	01/03/11		—		—
Scott Ballantyne	50,000	—		—		6.40	02/28/10	(8)	—		—

(1)          This option will become fully vested on May 5, 2007.

(2)          This option vests as to 40% of the total shares covered on January 3, 2007 and then as to 2.5% of the total shares covered at the end of each following month, with full vesting occurring on January 3, 2009.

(3)          This option was performance based with the performance period being January 1, 2006 through December 31, 2006. In January 2007, it was determined that the performance criteria were not met and, therefore, this option was canceled in the first quarter of 2007.

(4)          This option vests as to 2.08% of the total shares covered by this grant per month with full vesting occurring on September 13, 2009.

(5)          Vests on May 5, 2007.

(6)          Vests on June 24, 2008.

(7)          Vests as to 25% of the total on each of February 3, 2007, 2008, 2009 and 2010.

(8)          If not exercised, this option will expire on March 31, 2007, 90 days after Ms. Herman’s December 31, 2006 termination date.

(9)          This option expired unexercised on January 8, 2007, 90 days after Mr. Ballantyne’s October 31, 2006 termination date.

Option Exercises and Stock Vested for the Year Ended December 31, 2006

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
C. Kyle Ranson	—	—	17,500	75,175
Roger Rowe	—	—	1,000	2,640
Joseph O’Sullivan	—	—	—	—
Steve Stark	—	—	—	—
Candace Petersen	—	—	—	—
Monique Herman	—	—	—	—
Scott Ballantyne	—	—	15,000	60,900

Potential Payments on Termination or Change-In-Control

The Executive Plan governs payments to executives in the event of termination without cause or in connection with a change-in-control. Under the Executive Plan, executives holding the title of Vice President, Senior Vice President or Executive Vice President receive the amount of severance equivalent to 12 months of salary continuation and executives holding the title of Chief Executive Officer and/or President receive an amount of severance equivalent to 24 months of salary continuation.  In addition to salary continuation, the executives receive a lump sum payment covering the cost of continuing the executive’s health insurance during the period of salary continuation as well as outplacement services.  In addition, any amounts due to employees, including executives, under the 2006 Retention Bonus Plan also accelerate upon a change-in-control

The stock option agreements of all executive officers provide that all options held that were granted before December 31, 2005 shall become immediately exercisable, without regard to any contingent vesting provision to which such option may otherwise be subject, in the event of a change-in-control.

Vesting acceleration, if any, of options granted on or after January 1, 2006, is determined by the Compensation Committee in granting each particular option. The stock option agreements for options granted to our executive officers in 2006 contain an accelerated vesting provision triggered if the officer involuntarily loses his/her job, or voluntarily resigns due to significant change in job responsibilities within 12 months of a change-in-control.  In addition, any unvested restricted stock will become fully vested immediately prior to the consummation of a change-in-control.

The following table provides quantitative disclosure of payouts to NEOs assuming a change-in-control and associated triggering events occurred on December 31, 2006 and the price per share of our common stock is the closing market price on that date.

Name	Severance Payments	Severance Related Benefits	Market Value of Stock Awards	Non-Equity Incentive Plan Awards	Total
C. Kyle Ranson	$1,050,000	$34,384	$46,725	$—	$1,131,109
Roger Rowe	260,000	26,961	72,536	41,600	401,097
Joseph O’Sullivan	278,765	26,961	93,450	46,036	445,212
Steve Stark	210,000	26,961	—	33,600	270,561
Candace Petersen	210,000	23,183	4,005	33,600	270,788
Monique Herman	215,000	26,915	—	—	241,915

At December 31, 2006, all stock option exercise prices for NEOs were above the closing market price on December 31, 2006.

Compensation Committee Interlocks and Insider Participation

During 2006, the Compensation Committee of the Board of Directors was composed of Messrs. Behrendt (Committee Chair), Hallman, Jacobsen and McDougall. All members of the Compensation Committee are non-employee, outside directors. Although Mr. Ranson, our President and Chief Executive Officer, served on our Board of Directors in 2006 while also an employee and participated in compensation discussions, he did not participate in any deliberations or decisions regarding his own compensation. None of our executive officers served as a director or a member of a Compensation Committee of any other company for which any of our Directors serves as an executive officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Securities Authorized for Issuance
The following table summarizes equity securities authorized for issuance with respect to compensation plans as of December 31, 2006:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	4,094,261	$7.90	2,008,324

Equity compensation plans not approved by shareholders	—	—	—
Total	4,094,261	$7.90	2,008,324

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 15, 2007, certain information furnished to us with respect to ownership of our common stock of (i) each director, (ii) the “named executive officers” (as defined under “Executive Compensation”), (iii) all persons known by us to be beneficial owners of more than 5% of our common stock, and (iv) all current executive officers and directors as a group.

	Common Stock (1)
	Number of	Percent of Shares
Shareholder	Shares (2)	Outstanding

Caxton Associates, L.L.C.(3)	4,438,200	11.17%
731 Alexander Road, Bldg. 2
Princeton, New Jersey 08540

Dimensional Fund Advisors(4)	3,169,651	7.97%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401

Wells Fargo & Company(5)	2,359,200	5.94%
420 Montgomery Street
San Francisco, CA 94104

Renaissance Technologies Corp.(6)	2,183,782	5.49%
800 Third Avenue
New York, NY 10022

C. Kyle Ranson	530,626	1.32%

Michael R. Hallman	210,627	*

Candace Petersen(7)	189,350	*

Peter D. Behrendt	187,638	*

Roger Rowe	136,938	*

Duane C. McDougall	118,000	*

Joseph O’Sullivan	111,529	*

Svein S. Jacobsen	100,000	*

Steve Stark	48,600	*

Monique Herman	75,500	*

Scott Ballantyne	24,695	*

All current executive officers and directors as a group (10 persons)	1,443,958	3.53%

*                    Less than one percent

(1)             Applicable percentage of ownership is based on 39,747,880 shares of common stock outstanding as of February 15, 2007 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after February 15, 2007 and shares of common stock subject to restricted stock that vests within 60 days after February 15, 2007 are deemed outstanding for computing the percentage ownership of the person holding such options or restricted stock, but are not deemed outstanding for computing the percentage of any other person. The beneficial owner has sole voting and investment powers with respect to such shares unless otherwise noted.

(2)             Includes shares of common stock subject to options exercisable within 60 days after February 15,  2007 as follows:

Name	Number of Options
C. Kyle Ranson	435,626
Michael R. Hallman	150,627
Candace Petersen	183,500
Peter D. Behrendt	141,881
Roger Rowe	126,438
Duane C. McDougall	103,000
Joseph O’Sullivan	86,229
Svein S. Jacobsen	100,000
Steve Stark	45,100
Monique Herman	75,500
Scott Ballantyne	—
All current executive officers and Directors as a group	1,188,901

(3)          Information obtained from Schedule 13D/A dated January 16, 2007 filed by Caxton Associates, L.L.C. (“Caxton”), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940. One entity, Caxton International Limited, is deemed to be the beneficial owner of 4,217,089 of the 4,438,200 shares and Bruce Kovner, the founder of Caxton, is deemed to be the beneficial owner of all 4,438,200 shares. Caxton has shared voting and dispositive power with respect to all 4,438,200 shares.

(4)          Information obtained from Schedule 13G/A filed with the Securities and Exchange Commission on February 2, 2007 by Dimensional Fund Advisors, Inc., an investment advisor registered under Section 203 of the Investment Advisers Act of 1940.

(5)          Information obtained from Schedule 13G dated December 13, 2006 filed by Wells Fargo & Company (“Wells Fargo”), a Parent Holding Company. One entity, Wells Capital Management Incorporated, an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of all of the 2,359,200 shares. Wells Fargo has sole voting power with respect to 1,801,900 of the shares and sole dispositive power with respect to all 2,359,200 shares.

(6)          Information obtained from Schedule 13G dated November 21, 2006 filed by Renaissance Technologies Corp. (“RTC”), an investment advisor registered under Section 203 of the investment Advisers Act of 1940.  Mr. James Simons, due to his position as control person of RTC, is deemed to be the beneficial owner of all 2,183,782 shares.  RTC and Simons have sole voting and dispositive power with respect to all 2,183,782 shares.

(7)          Includes 300 shares held by Dr. Petersen’s spouse.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that Messrs. Behrendt, Hallman, Jacobsen and McDougall are each an “independent director” under NASDAQ Global Market Marketplace Rule 4200(a)(15). The Board of Directors has also determined that each member of the three committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by NASDAQ and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”) related to audit committee member independence.

In February 2004, the Board of Directors designated Mr. Hallman as the Lead Independent Director pursuant to the InFocus Corporate Governance Policies. The Lead Independent Director may periodically help schedule or conduct separate meetings of the independent directors and perform such other duties as may be determined by the Board of Directors.

Certain Relationships and Related Transactions

It is our policy, as set forth in our Code of Conduct and our Audit Committee Charter, that Officers and Directors disclose and obtain advance approval from the Audit Committee for any situation involving a transaction with the Company where an Officer or Director could potentially have a personal interest, including any transaction that would require disclosure under Item 404 of Regulation S-K. Directors must also excuse themselves from participation in any decision in which a personal interest may be involved.  There were no such transactions disclosed to or reviewed by the Audit Committee during 2006.

Item 14.  Principal Accountant Fees and Services

Fees Paid to KPMG LLP Related to 2006 and 2005

	2006	2005
Audit Fees(1)	$1,222,173	$1,285,000
Audit Related Fees(2)	14,000	14,000
Tax Fees(3)	223,378	185,000
All Other Fees(4)	—	9,000
	$1,459,551	$1,493,000

(1)             Represents the audit of the consolidated financial statements, the report on internal control over financial reporting, quarterly reviews and statutory audits of foreign subsidiaries.

(2)             Principally represents the audit of an employee benefit plan.

(3)             Principally represents various forms of tax compliance assistance, both foreign and domestic.

(4)             Principally represents miscellaneous services.

Pre-Approval Policies

All audit and non-audit services performed by KPMG, and all audit services performed by other independent registered public accountants, must be pre-approved by the Audit Committee or the Audit Committee Chair. These services include, but are not limited to, the annual financial statement audit, statutory audits of our foreign subsidiaries, audits of employee benefit plans, tax compliance assistance, tax consulting and assistance with executing our merger and acquisition strategy. KPMG may not perform any prohibited services as defined by the Sarbanes-Oxley Act of 2002 including, but not limited to, any bookkeeping or related services, information systems consulting, internal audit outsourcing, legal services and management or human resources functions. All of the services disclosed above under “Audit Related Fees” or “Tax Fees” were approved by the Audit Committee pursuant to the pre-approval policies.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.
3.1	1990 Restated Articles of Incorporation, as Amended - Incorporated by reference to Exhibit 3.1 to form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.2	Amendment to 1990 Articles of Incorporation - Incorporated by reference to Exhibit 3.2 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.3	Amendments to 1990 Articles of Incorporation - Incorporated by reference to Exhibit 3.3 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.4	1997 Restated Bylaws - Incorporated by reference to Exhibit 3.4 to form 8-K dated June 23, 2000 as filed with the Securities and Exchange Commission on July 7, 2000.

3.5	Amendment to 1997 Restated Bylaws - Incorporated by reference to Exhibit 3.5 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.6	Amendment to 1997 Restated Bylaws - Incorporated by reference to Exhibit 3.6 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

3.7	Amendment to 1997 Restated Bylaws - Incorporated by reference to Exhibit 3.7 to Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 10, 2004.

4.1	See Article VII of Exhibit 3.1

4.2	Shareholder Rights Plan - Incorporated by reference to Exhibit 4 to Form 8-K filed with the Securities and Exchange Commission on July 25, 1997.

4.3

Amendment No. 1 to Shareholder Rights Plan - Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19,1999.

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

10.3*

Amendment No. 6 to 1988 Combination Stock Option Plan - Incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

10.4*

Amendment No. 7 to 1988 Combination Stock Option Plan - Incorporated by reference to Exhibit 10.4 to Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 16, 1995.

10.5*

Amendment No. 8 to 1988 Combination Stock Option Plan - Incorporated by reference to Exhibit 4.1.1 to Form S-8 (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.

10.6*

Amendment No. 9 to 1988 Combination Stock Option Plan - Incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.

Exhibit No.
10.7*	1998 Stock Incentive Plan - Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 12, 1998.

10.8*

First Amendment to 1998 Stock Incentive Plan - Incorporated by reference to Exhibit 99.2 to InFocus’ Registration Statement on Form S-8 (Commission File No. 333-41012), as filed with the Securities and Exchange Commission on July 7, 2000.

10.9*

Second Amendment to 1998 Stock Incentive Plan - Incorporated by reference to Exhibit 99.3 to InFocus’ Registration Statement on Form S-8 (Commission File No. 333-41012), as filed with the Securities and Exchange Commission on July 7, 2000.

10.10*

Third Amendment to 1998 Stock Incentive Plan - Incorporated by reference to Exhibit 4.4 to Form S-8 (Commission File No. 333-105800), as filed with the Securities and Exchange Commission on June 3, 2003.

10.11*	Amendment to 1998 Stock Incentive Plan — Incorporated by reference to Exhibit 10 to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

10.12*	2005 Stock Option Acceleration — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

10.13*

Form of Incentive Stock Option Agreement - Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.14*

Form of Non-Qualified Stock Option Agreement - Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.15*	Summary of 2006 Executive Incentive Compensation Grants — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

10.16*

Officer and Director Stock Ownership Program, effective April 22, 1998, as amended January 22, 1999 and October 18, 2000 - Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.17*

Form of Restricted Stock Agreement — Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.18*

Directors’ Stock Option Plan - Incorporated by reference to Exhibit 4.3 to InFocus’ Registration Statement on Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.19*

Amendment No. 1 to Directors’ Stock Option Plan - Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

10.20*

Amendment No. 2 to Directors’ Stock Option Plan - Incorporated by reference to Exhibit 4.2.2 to Form S-8 (Commission File No. 333-15235), as filed with the Securities and Exchange Commission on October 31, 1996.

10.21*

Amendment No. 3 to Directors’ Stock Option Plan — Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.22*

Amendment No. 4 to Directors’ Stock Option Plan - Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

Exhibit No.
10.23*

Form of Directors’ Stock Option Agreement - Incorporated by reference to Exhibit 4.3.1 to Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.24*

2006 Restated Corporate Executive Severance Pay Plan and Summary Plan Description - Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.

10.25*	2006 Executive Bonus Plan — Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 8, 2006.

10.26*

Officer retention bonus plan approved October 27, 2006 — Incorporated by reference to Form 10-Q for the quarter ended September 30, 2006, as filed with the Securities and Exchange Commission on November 9, 2006.

10.27*	Amendment to Non-employee Director Stock Option Package - Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 19, 2006.

10.28

Commercial Lease Agreement for the Company’s facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and InFocus Corporation - Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.29

Lease Agreement - Basic Lease Information by and between GED-IFC, LLC and InFocus Corporation, dated August 28, 2000 - Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 19, 2001.

10.30

Facility Lease Agreement, dated October 1, 2002 between Maatschap World Trade Center Amsterdam and InFocus International B.V. - Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.31

Facility Lease Agreement, dated June 9, 2000 between Vaerste AS and InFocus Corporation - Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.32

Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. Dated September 13, 2002 - Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005. Confidential treatment has been requested for certain portions of this exhibit.

10.33

Second Amendment to Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. dated January 13, 2005 (Note - there is no First Amendment to this agreement) - Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.34

Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc. dated as of October 25, 2004 - Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.35

First Amendment to Credit Agreement, Security Agreement, and Waiver between InFocus Corporation and Well Fargo Foothill, Inc., dated November 29, 2004 - Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.36

Second Amendment to Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc., dated December 13, 2004 - Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

Exhibit No.
10.37

Third Amendment to Credit Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated May 6, 2005 - Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on May 10, 2005.

10.38

Fourth Amendment to Credit Agreement, Second Amendment to Security Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated November 4, 2005 - Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 9, 2005.

10.39

Fifth Amendment to Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc. dated June 7, 2006 - Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 9, 2006.

10.40

Sixth Amendment to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 31, 2006.

10.41

Seventh Amendment to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated February 6, 2007. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

10.42

Shareholders Agreement among InFocus Corporation, a Cayman subsidiary of InFocus Corporation, TCL Corporation and TCL Optoelectronic Tech (Shenzhen) Co. Ltd., dated as of December 14, 2004, with respect to South Mountain Technologies, Ltd. - Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 20, 2004.

10.43

Manufacturing and Supply Agreement, dated May 25, 2006, by and between InFocus Corporation and Hon Hai Precision Industry Company Limited - Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 1, 2006. Confidential treatment has been requested for certain portions of this exhibit.

10.44

Original Equipment Manufacturer Agreement, effective December 1, 2005, by and between InFocus Corporation and Texas Instruments Confidential treatment has been requested for certain portions of this exhibit. Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on June 26, 2006.

10.45

Settlement Agreement between InFocus Corporation and Caxton Associates, L.L.C, a Delaware limited liability company, dated February 23, 2007. Incorporated by reference to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 23, 2007.

14	Amended and Restated Code of Conduct - Incorporated by reference to Exhibit 14.1 to Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2007	INFOCUS CORPORATION

	By	/s/ C. KYLE RANSON
C. Kyle Ranson
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2007:

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
Duane C. McDougall

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of InFocus Corporation:

We have audited the accompanying consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of InFocus Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Portland, Oregon
March 12, 2007

InFocus Corporation
Consolidated Balance Sheets
(In thousands, except share amounts)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$53,716	$53,105
Marketable securities	104	1,199
Restricted cash, cash equivalents, and marketable securities	22,413	25,813
Accounts receivable, net of allowances of $6,995 and $9,153	50,060	70,883
Inventories	36,833	58,427
Consigned inventories	3,274	8,027
Land held for sale	—	4,469
Other current assets	10,706	24,094
Total Current Assets	177,106	246,017

Property and equipment, net of accumulated depreciation of $19,527 and $20,414	3,961	2,747
Other assets, net	1,189	15,124
Total Assets	$182,256	$263,888

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$50,141	$69,968
Related party accounts payable	1,905	4,706
Payroll and related benefits payable	2,220	2,241
Marketing incentives payable	6,629	6,541
Accrued warranty	9,917	10,986
Other current liabilities	8,034	11,217
Total Current Liabilities	78,846	105,659

Long-Term Liabilities	3,147	3,038

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,747,880 and 39,711,578	90,604	90,037
Additional paid-in capital	76,861	76,133
Accumulated other comprehensive income:
Cumulative currency translation adjustment	30,662	24,200
Unrealized gain (loss) on equity securities	(20)	745
Accumulated deficit	(97,844)	(35,924)
Total Shareholders’ Equity	100,263	155,191
Total Liabilities and Shareholders’ Equity	$182,256	$263,888

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Year Ended December 31,
	2006	2005	2004
Revenues	$374,752	$532,099	$648,941
Cost of revenues(1)	320,866	499,327	535,031
Gross margin	53,886	32,772	113,910

Operating expenses(1):
Marketing and sales	49,107	64,292	70,421
Research and development	17,997	20,847	28,864
General and administrative	21,730	23,360	24,423
Restructuring costs	5,425	11,050	1,950
Impairment of long-lived assets	—	9,813	—
Regulatory assessments	9,392	1,600	—
	103,651	130,962	125,658
Loss from operations	(49,765)	(98,190)	(11,748)

Other income (expense):
Interest expense	(401)	(612)	(191)
Interest income	2,446	1,772	1,407
Other, net	(13,451)	17,130	16,704
	(11,406)	18,290	17,920
Income (loss) before income taxes	(61,171)	(79,900)	6,172
Provision (benefit) for income taxes	749	(106)	(1,401)
Net income (loss)	$(61,920)	$(79,794)	$7,573

Basic net income (loss) per share	$(1.56)	$(2.02)	$0.19

Diluted net income (loss) per share	$(1.56)	$(2.02)	$0.19

Shares used in per share calculations:
Basic	39,696	39,598	39,531
Diluted	39,696	39,598	40,418

(1)             Cost of revenues and operating expenses for 2006 include SFAS 123(R) stock-based compensation expense. See Note 13 of Notes to Consolidated Financial Statements for additional information.

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
For The Years Ended December 31, 2006, 2005 and 2004
(In thousands, except share amounts)

					Accumulated
				Retained	Other
			Additional	Earnings	Comprehensive	Total
	Common Stock		Paid-In	(Accumulated	Income	Shareholders
	Shares	Amount	Capital	Deficit)	(Loss)	Equity
Balance at December 31, 2003	39,520,009	$88,787	$75,835	$36,297	$36,960	$237,879

Comprehensive income:
Net income	—	—	—	7,573	—	7,573
Currency translation adjustment	—	—	—	—	6,751	6,751
Unrealized gain on marketable equity securities	—	—	—	—	13,440	13,440
						27,764
Shares issued pursuant to stock plans	115,762	990	—	—	—	990
Balance at December 31, 2004	39,635,771	89,777	75,835	43,870	57,151	266,633

Comprehensive loss:
Net loss	—	—	—	(79,794)	—	(79,794)
Currency translation adjustment	—	—	—	—	(11,159)	(11,159)
Unrealized loss on marketable equity securities	—	—	—	—	(21,047)	(21,047)
						(112,000)
Stock-based compensation	—	—	298	—	—	298
Shares issued pursuant to stock plans	75,807	260	—	—	—	260
Balance at December 31, 2005	39,711,578	90,037	76,133	(35,924)	24,945	155,191

Comprehensive loss:
Net loss	—	—	—	(61,920)	—	(61,920)
Currency translation adjustment	—	—	—	—	6,462	6,462
Unrealized loss on marketable equity securities	—	—	—	—	(765)	(765)
						(56,223)
Stock-based compensation	—	—	728	—	—	728
Shares issued pursuant to stock plans	36,302	567	—	—	—	567
Balance at December 31, 2006	39,747,880	$90,604	$76,861	$(97,844)	$30,642	$100,263

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation
Consolidated Statements of Cash Flows
(In thousands)

	For the Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(61,920)	$(79,794)	$7,573
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	3,759	8,730	9,274
Stock-based compensation expense	1,144	485	375
Gain on sale of property and equipment	(698)	(104)	(355)
Gain on sale of marketable securities	(809)	(19,406)	(12,967)
Deferred income taxes	256	1,545	527
Long-lived asset impairment	—	9,813	—
Non-cash write-down of cost based investments	7,474	—	—
Non-cash write-down of equity method investments	3,232	—	—
Non-cash impairment of TUN assets	1,452	—	—
Non-cash regulatory asessments	9,392	—	—
Cash on deposit/refund from China Customs	4,000	(2,145)	(6,192)
Other non-cash (income) expense	1,500	1,470	(2,251)
(Increase) decrease in:
Restricted cash	(5,823)	(3,706)	(12,438)
Accounts receivable	22,281	30,322	13,480
Inventories	21,793	80,625	(81,657)
Consigned inventories	4,752	2,348	(7,424)
Other current assets	(1,577)	3,351	1,632
Increase (decrease) in:
Accounts payable	(20,240)	8,770	(22,607)
Related party accounts payable	(3,508)	4,706	—
Payroll and related benefits payable	(147)	(2,592)	(1,651)
Marketing incentives payable, accrued warranty and other current liabilities	(3,017)	1,054	(4,183)
Other long-term liabilities	75	230	(745)
Net cash provided by (used in) operating activities	(16,629)	45,702	(119,609)

Cash flows from investing activities:
Purchase of marketable securities	—	(11,678)	(29,216)
Maturities of marketable securities	9,223	18,670	47,952
Proceeds from sale of marketable securities	878	20,497	17,727
Payments for purchase of property and equipment	(5,320)	(6,883)	(8,737)
Proceeds received from sale of land, property and equipment	5,766	104	355
Payments for investments in patents and trademarks	—	(1,355)	(1,323)
Dividend payments received from joint venture	1,710	2,960	2,126
Cash paid for investments in joint ventures	—	(10,000)	—
Cash paid for acquisitions and cost-based technology investments	—	(3,737)	(4,525)
Other assets, net	638	83	950
Net cash provided by investing activities	12,895	8,661	25,309

Cash flows from financing activities:
Short-term borrowings	—	—	43,098
Repayments on short-term borrowings	—	(16,198)	(26,900)
Proceeds from sale of common stock	131	66	615
Net cash provided by (used in) financing activities	131	(16,132)	16,813

Effect of exchange rate on cash	4,214	(2,158)	338
Increase (decrease) in cash and cash equivalents	611	36,073	(77,149)

Cash and cash equivalents:
Beginning of year	53,105	17,032	94,181
End of year	$53,716	$53,105	$17,032

Supplemental Cash Flow Information
Cash paid during the period for interest	$401	$612	$191
Cash paid during the period for income taxes	$270	$432	$559

See accompanying Notes to Consolidated Financial Statements.

INFOCUS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation
The consolidated financial statements include the accounts of InFocus Corporation and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.
Nature of Operations
We are the industry pioneer and a worldwide leader in digital projection technology and services, including designing and marketing innovative products for business, government, education and home use. Our products are used in business, education, government and home theater and gaming markets for training sessions, meetings, sales presentations, technical seminars, group collaboration, entertainment and other applications involving sharing of computer generated and/or video information with an audience.

Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates used are reasonable. Significant estimates made by management include: allowance for uncollectible trade accounts receivables, inventory valuation, sales reserves, product warranties, income taxes, restructuring charges, stock-based compensation and long-lived asset impairment.

Reclassifications
Certain prior year amounts have been reclassified to conform to current year presentation.

Cash Equivalents and Marketable Securities
Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. Unrestricted cash equivalents at December 31, 2006 and 2005 totaled $7.7 million and $6.9 million, respectively. Marketable securities consist of government and corporate debt instruments and marketable equity securities. Our marketable securities are classified as either “held to maturity” or “available for sale.” See Note 4 below for additional details regarding our marketable securities.
Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities
At December 31, 2006 we had one outstanding letter of credit totaling $20 million, which expired on February 2, 2007. The letter of credit was subsequently amended with a new expiration date of May 2, 2007. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $21.1 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. In addition to the $20 million letter of credit, the $21.1 million in restricted cash and marketable securities also secures our foreign currency hedging transactions. On January 31, 2007, we entered into an amendment to our security agreement with Wells Fargo Bank that increased our collateral requirements by $0.4 million in connection with required security for our merchant credit card processing account.  As a result, the amount of restricted cash reported on our consolidated balance sheet will increase by $0.4 million in the first quarter of 2007.  The remainder of the restricted cash, totaling $1.3 million, primarily related to building lease deposits and value added tax deposits with foreign jurisdictions.

Allowance for Uncollectible Trade Accounts Receivables
Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade accounts receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt, we may use collection agencies to work with the customer to receive payment in return for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Bad debt expense (recovery), net totaled $0.5 million, $(0.4) million and $0.5 million, respectively, in 2006, 2005 and 2004. Our allowance for uncollectible accounts totaled $2.4 million and $2.0 million at December 31, 2006 and 2005, respectively, and is included on the consolidated balance sheets as a reduction of accounts receivable.

Inventories
Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate any identified inventory exposure. Lamps, accessories and service inventories with quantities in excess of forecasted usage are reviewed at least quarterly by our service planning, operating and finance personnel for obsolescence. Such write-downs are typically caused by engineering change orders or product end of life adjustments in the market. Finished goods are reviewed quarterly by sales, finance and operating personnel to determine if inventory carrying costs exceed market selling prices. Service inventory is systematically reserved for based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. At December 31, 2006 and 2005, our inventory reserves totaled $7.7 million and $20.9 million, respectively, and are recorded as a reduction of inventory on our consolidated balance sheets. See Note 5 below for additional details regarding our inventories.

Land Held for Sale
Land held for sale of $4.5 million as of December 31, 2005 related to two plots of undeveloped land adjacent to our headquarters building in Wilsonville, Oregon. On June 5, 2006, we sold the land, received net proceeds of $5.1 million and recorded a gain on sale of approximately $0.6 million as a component of other income (expense).

Long-Lived Assets
Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

Based on our 2005 operating losses and other market conditions, we performed a review and evaluation of the carrying value of our long-lived assets for impairment in the third quarter of 2005. Pursuant to SFAS No. 144, we performed an expected present value analysis with multiple cash flow scenarios, weighted by estimated probabilities, using a risk-free interest rate to estimate fair value. This analysis indicated that the book value of our long-lived assets exceeded the undiscounted cash flows expected to result from the use and eventual disposition of the assets.  Based on our analysis, we determined that all of our long-lived assets, other than tooling equipment related to current products, were fully impaired. Accordingly, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005.  See Property and Equipment below for additional details.

In addition, see Other Assets below for discussions of the write-down of certain cost-method investments, the write-down of our investment in South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation, and the write-down of The University Network (“TUN”) assets in 2006.

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

Property and equipment is reviewed for impairment at least annually in accordance with SFAS No. 144.  As discussed above, we recorded a non-cash impairment charge totaling $9.8 million in the third quarter of 2005 in order to write-off all of the remaining book value of our long-lived assets other than tooling equipment used in the production of current products. Of the $9.8 million charge, $7.1 million was allocated to property and equipment and $2.7 million was allocated to other intangible assets, including the carrying value of capitalized patent and trademark costs. The impaired long-lived assets are continuing to be used in operations. In 2006, we reviewed our long-lived assets for impairment and determined there was no additional impairment required.

Other Assets
Other assets include investments in technology companies accounted for under the cost method, deposits, the carrying amount of investments in unconsolidated joint ventures, and other intangible assets. Investments in technology companies accounted for under the cost method are analyzed for impairment quarterly based on current market conditions and other factors relevant to that investment.  The carrying value on our consolidated balance sheets of investments accounted for under the cost method at December 31, 2005 was $7.5 million.  As of December 31, 2006, we had fully written down our cost method investments.

During the first quarter of 2006, we recorded a charge of $7.5 million related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost based investments to zero. Subsequently, Reflectivity was sold at a price whereby it is unlikely we will receive any return on our investment and VST International merged its operating assets with another company and became a 50% owner of the new combined entity. We continue to monitor the status of both companies and will record any recovery of our investment, if any, upon receipt. In the second quarter of 2006, we recorded a charge of $2.1 million, as a component of other income (expense) to write off the remaining value of our investment in SMT. In addition, in the third quarter of 2006, we recorded a charge of $1.1 million as a component of other income (expense) related to our estimate of our share of costs to wind-down SMT. SMT is currently winding down its operations, including the sale of its assets and the settlement of its liabilities.

During the third quarter of 2006, we incurred an impairment charge of $1.4 million related to the write-down of assets associated with TUN. The write down recorded was to value the assets on our consolidated balance sheet equivalent to the estimated proceeds expected from the sale of the assets.  The charge of $1.4 million consisted of $1.1 million recorded to other income (expense) for writing down the original purchase cost allocated to intangible assets related to TUN and $0.3 million as a component of cost of revenues for the write down of the fixed assets deployed by TUN to their fair market value. We sold the assets associated with TUN in the fourth quarter of 2006. This sale did not result in any additional gain or loss being recorded in the fourth quarter of 2006.

Other intangible assets are accounted for in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” which requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment when changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with SFAS No. 144. Other assets at December 31, 2006 and December 31, 2005, respectively, were $1.2 million and $15.1 million. The decrease in other assets of $13.9 million from December 31, 2005 to December 31, 2006 was primarily related to the write-down of cost based investments, impairment of our investment in SMT and the write-down and sale of our assets associated with TUN, as described above.

Marketing Incentives Payable
Marketing incentives payable primarily includes volume rebates, cooperative advertising and other marketing promotions. Estimated volume rebates and other sales incentives are recorded as a reduction of revenue when the related revenue is recognized. Estimated cooperative advertising amounts are classified as sales and marketing expense or as a reduction of revenue and are recorded when earned based on a percentage of revenue. The classification of cooperative advertising either as marketing expense or a reduction of revenue is in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer.”

Product Warranties
We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.7 million and $2.2 million, respectively, at December 31, 2006 and 2005 and is included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2006 totaled $13.0 million, of which $9.9 million is classified as a component of current liabilities and $3.1 million is classified as other long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the aggregate warranty liability (in thousands):

	Year Ended December 31,
	2006	2005	2004
Balance, beginning of period	$13,767	$13,767	$13,965
Reductions for warranty payments made	(14,913)	(19,018)	(15,516)
Warranties issued	13,051	14,753	14,181
Adjustments and changes in estimates	1,144	4,265	1,137
Balance, end of period	$13,049	$13,767	$13,767

Income Taxes
In establishing our deferred income tax assets and liabilities, we make judgments and interpretations based on the enacted tax laws and published tax guidance that are applicable to our operations. We record deferred tax assets and liabilities and periodically evaluate the need for a valuation allowance to reduce deferred tax assets to realizable amounts in accordance with SFAS No. 109, “Accounting for Income Taxes.” The likelihood of a material change in our expected realization of these assets is dependent on future taxable income, future capital gains, final U.S. and foreign tax settlements and the effectiveness of our tax planning strategies in the various relevant jurisdictions. We are also subject to examination of our income tax returns for multiple years by the IRS and other tax authorities. We periodically assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision and related accruals for income taxes. See Note 7 below for additional details regarding our income taxes.
Fair Value of Financial Assets and Liabilities
We estimate the fair value of our monetary assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our monetary assets and liabilities include cash and cash equivalents, marketable securities, accounts receivable, short-term borrowings and accounts payable. We estimate that the recorded value of our monetary assets and liabilities approximated fair value as of December 31, 2006 and 2005.
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
Derivatives and Hedging
We account for derivatives and hedging activities in accordance with SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of SFAS No. 133,” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 137 is an amendment to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS Nos. 133, 137 and 138 establish accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. SFAS Nos. 137 and 138 require that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

We are exposed to changes in foreign currency exchange rates through the sale of products denominated in non-functional foreign currencies. Our purchases of inventory are largely denominated in U.S. Dollars and we anticipate to continue purchasing in U.S. Dollars in the foreseeable future, therefore we are not exposed to foreign currency fluctuations on these purchases. We use foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures. As a result, increases or decreases in the value of our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. We do not use forward contracts as speculative instruments for trading purposes. All non-functional foreign currency transactions and all outstanding forward contracts are marked-to-market at the end of each period with realized and unrealized gains and losses included in other income (expense). These forward contracts are not designated as qualifying hedges.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts translated to U.S. dollars as of December 31, 2006 and 2005. The forward contracts outstanding as of December 31, 2006 mature within 31 days of year end. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies.

Forward contracts outstanding were as follows at December 31, 2006 and 2005 (in thousands):

	Bought (Sold)
Foreign Currency	2006	2005
Euro	$(38,600)	$(45,000)
British Pound	5,684	4,477
Singapore Dollar	(5,887)	(3,667)
Swedish Krona	163	640
Norwegian Kroner	484	(1,316)
Net amount outstanding	$(38,156)	$(44,866)

Our net investment exposure in foreign subsidiaries translated into U.S. Dollars using period-end exchange rates was approximately $68.2 million and $65.0 million at December 31, 2006 and 2005, respectively.

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

Historical return rates are monitored on a product-by-product basis. As new products are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also regularly monitor and track channel inventory with our significant customers. Variability in channel inventory levels from quarter to quarter is further used to qualitatively adjust our sales returns reserves. Typically, return rates, on a worldwide basis, have averaged 3% to 4% of sales to customers who are granted such rights. If a dramatic change in the rate of returns were to occur, our estimate of our sales return accrual could change significantly.

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

Our reserves deducted from revenues and accounts receivable for sales returns, price protection and other rebates totaled $4.6 million and $7.1 million, respectively, at December 31, 2006 and 2005. Historically, our actual experience for sales returns, price protection and other sales incentives has not differed materially from our estimates.

Concentrations of Risk
We rely on third party manufacturers for substantially all of our product components. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts, and the possibility of increases in component costs. Our supply of products and profitability can be adversely affected by each of these risks.

Certain components used in our products are now available only from single sources. Most importantly, Digital Light Processing® (“DLP®”) devices are only available from Texas Instruments. We are currently focusing all future product development on DLP® technology, which makes the continued availability of DLP® devices increasingly important.

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

We have outsourced the manufacturing of our projectors primarily to Funai Electric Company and Foxconn, which are both manufacturing our products predominantly in China. The risks mentioned above related to reliance on component suppliers also extend to our contract manufacturers. In addition, we are reliant on our contract manufacturers’ ability to maintain suitable manufacturing facilities, train manufacturing employees, effectively manage the supply chain, manufacture a quality product and provide spare parts in support of our warranty and customer service obligations. Failure of our contract manufacturers to deliver in any one of these areas could have an adverse effect on our results of operations.

We have also outsourced our logistics and service repair functions, most notably to UPS Supply Chain Solutions (“UPS”). We are reliant on UPS and other service providers to effectively and accurately manage our inventory, service repair and logistics functions. Reliance on these third parties requires training of employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting. Failure to deliver in any one of these areas could have an adverse effect on our results of operations.

We sell our products to a large number of customers worldwide. One distribution customer accounted for 19.5%, 15.1% and 13.3%, respectively, of total revenues for the years ended December 31, 2006, 2005 and 2004. This customer accounted for 26.0% and 16.5%, respectively, of our accounts receivable balance at December 31, 2006 and 2005. In addition, one other customer accounted for 12.7% of total revenues for the year ended December 31, 2006 and 16.0% of our accounts receivable balance at December 31, 2006.

We invest our excess cash with high credit quality financial institutions, which bear minimal risk, and by policy, we limit the amount of credit exposure to any one financial institution.

Employee Benefit Plans
We provide a defined benefit pension plan and a 401(k) plan for certain employees. The 401(k) plan does not allow for direct investment in our common stock. We have a defined benefit plan for certain of our Norwegian employees. The net pension liability related to the defined benefit pension plan was $35,000 and $327,000 at December 31, 2006 and 2005, respectively. Detailed information pursuant to SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 132 (Revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits,” is not provided due to the immateriality of the defined benefit pension amounts. We match U.S. employee 401(k) contributions up to $6,000, or 5%, of the employee’s pay. We also have various retirement plans in Singapore and certain European regions. The total expense related to all of the plans was $1.1 million, $2.0 million and $2.2 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Research and Development
Amounts spent on research and development activities are expensed as incurred as research and development expense on the consolidated statements of operations.

Advertising Costs
Advertising costs, which are included in marketing and sales expenses, are expensed as incurred in accordance with SOP 93-7. We have certain cooperative advertising programs with our customers based on pre-established percentages of revenue generated from these customers. These obligations are reflected in the statements of operations as a marketing and sales expense in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer.” Advertising expense was $5.9 million, $8.0 million and $13.3 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

Stock-Based Compensation
Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment.” We elected to use the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption. Our deferred compensation balance of $535,000 as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified to additional paid in capital upon the adoption of SFAS No. 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption will be recognized in the periods after the date of adoption over the remaining requisite service period of each grant.

Prior to January 1, 2006, we accounted for stock options using the intrinsic value method as prescribed by APB 25. We provided disclosures of net loss and net loss per share for these prior periods prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” as follows (in thousands, except per share amounts):

Year Ended December 31,	2005	2004
Net income (loss), as reported	$(79,794)	$7,573
Add - stock-based employee compensation expense included in reported net income (loss)	485	375
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards	(7,731)	(10,105)
Net loss, pro forma	$(87,040)	$(2,157)

Net income (loss) per share — basic, as reported	$(2.02)	$0.19

Net loss per share — basic, pro forma	$(2.20)	$(0.05)

Net income (loss) per share — diluted, as reported	$(2.02)	$0.19

Net loss per share — diluted, pro forma	$(2.20)	$(0.05)

Net Income (Loss) Per Share
Basic net income (loss) per share (“EPS”) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Basic and diluted EPS are the same for 2006 and 2005 as we were in a net loss position.  Following is a reconciliation of the shares used for our basic EPS and diluted EPS calculation in 2004 (in thousands).
Year Ended December 31,	2004
Shares used for basic EPS	39,531
Dilutive effect of stock options calculated using the treasury stock method	810
Unvested restricted stock	77
Shares used for diluted EPS	40,418

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include the following:

Year Ended December 31,	2006	2005	2004
Stock options	4.1 million	5.3 million	2.9 million

Comprehensive Income (Loss)
Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity.

Segment Reporting
We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131, we have determined that we operated in one segment during 2006, 2005 and 2004.

2.  NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis with changes in fair value recognized in earnings each reporting period. The election is called the “fair value option.” SFAS No. 159 applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the fair value option. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. We do not believe the adoption of SFAS No. 159 will have any effect on our financials position or results of operations.

SFAS No. 158
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition, SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any material defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 did not have a material effect on our financial position or results of operations.

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

Staff Accounting Bulletin No. 108
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are not currently aware of any material misstatements and, accordingly, we believe that the implementation of SAB No. 108 will not have a material effect on our financial position or results of operations.

FASB Interpretation No. 48
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The interpretation applies to all income tax related positions.” The interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Upon adoption, we will adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any adjustment will be recorded directly to our beginning retained earnings (deficit) balance in the period of adoption and reported as a change in accounting principle. Based on the current facts and circumstances we do not believe that the adoption of the Interpretation will have a material impact on our results of operations, financial condition or cash flows.

EITF Issue No. 06-03
Emerging Issues Task Force (“EITF”) Issue 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” requires us to disclose our accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. EITF Issue 06-03 is effective for periods beginning after December 15, 2006, with earlier application permitted. We account for such taxes on a net basis.

SFAS No. 156
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of SFAS No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 155
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of SFAS Nos. 133 and 140.” SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

3.  RESTRUCTURING:

We recorded restructuring charges of $5.4 million, $11.1 million and $2.0 million, respectively, for the years ended December 31, 2006, 2005 and 2004.

In 2004, we recorded a restructuring charge of $0.5 million in the first quarter related to our 2003 restructuring plan for consolidating employees at our research and development, factory repair and logistics site in Wilsonville, Oregon into our corporate headquarters building and for the continued transfer of our logistics and factory repair activities to an outsourced provider. In the fourth quarter of 2004, we committed to a plan of restructuring to streamline our operations in Fredrikstad, Norway. Upon formation of a new research and development subsidiary in Norway for our joint venture, SMT, a majority of our current research and development team transitioned to SMT. As a result, we absorbed or transitioned all other business activities occurring at our Fredrikstad, Norway site within other areas of the company. We incurred a charge in the fourth quarter of 2004 totaling $1.5 million for these activities, primarily related to employee severance costs.

In 2005, we incurred restructuring charges totaling $11.1 million primarily related to reductions in headcount that took place as part of a restructuring plan that was announced in September 2005. The majority of these actions, including the elimination of several senior executive and management positions, as well as other headcount reductions, were completed over a period of nine months after the plan was announced. These actions resulted in a total charge of $6.3 million that was recorded in the third and fourth quarters of 2005. The 2005 restructuring charge also included $1.1 million related to severance charges for changes in supply chain management and realignment of our European sales force and $3.7 million related to our December 2004 plan of restructuring to streamline our operations in Fredrikstad, Norway.

In 2006, we incurred restructuring charges totaling $5.4 million, which included the following:

•                  a $1.1 million charge related to international facility consolidation activities that were completed during the first quarter of 2006;

•                  an $850,000 charge in the second quarter of 2006 primarily related to our contractual obligation for severance for former InFocus employees terminated by SMT during the second quarter of 2006;

•                  an $850,000 charge in the third quarter of 2006 for severance costs primarily related to the decision to outsource our U.S. call center to a third party as well as other headcount reductions initiated during the third quarter of 2006; and

•                  a $2.7 million charge in the fourth quarter of 2006 for headcount reductions and for changes in estimates for prior period sub-lease assumptions on facility reductions. Included in the $2.7 million charge is a charge of $0.4 million related to severance for former InFocus employees who were terminated by SMT during the fourth quarter of 2006. Also included in the $2.7 million charge is a charge of $0.6 million related to executive severance payment obligations.

At December 31, 2006, we had $3.8 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of the fourth quarter of 2007 and the lease loss to be paid over the related lease terms through 2009, net of estimated sub-lease rentals.

The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2005	2006 Charges	2006 Changes in Estimates	2006 Amounts Paid	Accrual at December 31, 2006
Severance and related costs	$2,313	$3,815	$—	$4,636	$1,492
Lease loss reserve	2,286	834	617	1,623	2,114
Other	412	159	—	381	190
Total	$5,011	$4,808	$617	$6,640	$3,796

The total restructuring charges in 2006, 2005 and 2004 were as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Severance and related costs	$3,815	$6,615	$1,500
Lease loss reserve	1,451	3,155	450
Stock-based compensation	—	293	—
Other	159	987	—
Total	$5,425	$11,050	$1,950

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

Held to Maturity	December 31, 2006	December 31, 2005
Fair Market Value	$28,785	$30,455
Amortized Cost:
Federal Government	$—	$5,951
Corporate	28,784	24,523
Total	$28,784	$30,474
Maturity Information:
Less than one year	$28,784	$30,474
One to five years	—	—
Total	$28,784	$30,474

Available for Sale	December 31, 2006	December 31, 2005
Fair market value	$104	$1,198
Cost:
Corporate equities	$124	$453

Gains and losses on the sale of marketable securities are calculated using the specific identification method. We record, as a separate component of shareholders’ equity, the unrealized gains and losses on available for sale securities. At December 31, 2006, we had no material unrealized gains or unrealized losses included in our available for sale securities balance.

At December 31, 2005, we had an unrealized gain of $0.9 million on one security and an unrealized loss of $0.2 million on another security included in our available for sale securities balance.

We recognized realized gains on sales of equity securities in 2006, 2005 and 2004 of $0.8 million, $19.4 million and $13.2 million, respectively, which were recorded as a component of other income on our consolidated statements of operations. In addition, we recognized a realized loss of $0.3 million related to an “other- than-temporary” impairment on an equity security in 2006. See Note 13 below.

5.  INVENTORIES:

The components of inventory were as follows (in thousands):

December 31,	2006	2005
Lamps and accessories	$2,186	$4,606
Service inventories	8,537	19,543
Finished goods	26,110	34,278
Total non-consigned inventories	$36,833	$58,427

Consigned finished good inventories	$3,274	$8,027

Total inventories	$40,107	$66,454

We classify our inventory in four categories: lamps and accessories, service inventories, finished goods and consigned finished goods inventories. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can be either sold as new or can be consumed in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $7.7 million and $20.9 million, respectively, as of December 31, 2006 and 2005.

6.  PROPERTY AND EQUIPMENT:

The components of property and equipment were as follows (in thousands):

		December 31,
	Estimated Useful Lives	2006	2005
Furniture and fixtures	3 - 5 years	$1,512	$1,523
Manufacturing equipment	1.5 to 3 years	11,678	11,988
Engineering equipment	5 years	1,780	1,932
Computer software and equipment	3 to 5 years	7,216	7,172
Buildings, land and improvements	Shorter of 10 years or life of lease	1,302	546
		23,488	23,161
Less accumulated depreciation		(19,527)	(20,414)
		$3,961	$2,747

Pursuant to SFAS No. 144, we recorded an impairment charge related to our property and equipment totaling $7.1 million in 2005.  See Note 1 for additional information regarding this impairment charge.

7.  INCOME TAXES:

The components of income (loss) before income taxes and the provision (benefit) for income taxes were as follows (in thousands):

Year Ended December 31,	2006	2005	2004

Income (loss) before income taxes:
U.S.	$(59,120)	$(64,039)	$5,779
Foreign	(2,051)	(15,861)	393
	$(61,171)	$(79,900)	$6,172

Tax provision (benefit):
Federal and State:
Current	$142	$383	$430
Deferred	(25,030)	(39,863)	(126,997)
Increase in valuation allowance	25,030	39,863	126,997
	142	383	430
Foreign:
Current	431	(2,076)	(2,358)
Deferred	(880)	(6,180)	1,578
Increase in valuation allowance	1,056	7,767	(1,051)
	607	(489)	(1,831)
Total	$749	$(106)	$(1,401)

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.

The reconciliation between the effective income tax rate and the U.S. federal statutory income tax rate was as follows:

Year Ended December 31,	2006	2005	2004
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal benefit	(2.6)	0.1	1.6
Effect of foreign taxes, net	0.8	0.1	10.5
Research and development tax credit	—	—	(3.2)
Change in valuation allowance	41.2	35.0	32.3
Resolution of tax authority items	—	—	(11.2)
Reduction of tax reserves for resolved items	—	(1.0)	(72.0)
Income from equity investments	(3.5)	0.8	(11.3)
Other	0.3	(0.1)	(4.4)
Effective income tax rate	1.2%	(0.1)%	(22.7)%

Deferred income taxes reflect the net tax effects of temporary differences between the basis of assets and liabilities for financial statement reporting and income tax purposes.  Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our deferred tax assets and liabilities consisted of the following (in thousands):

December 31,	2006	2005
Current Deferred Tax Assets Accounts receivable allowances	$2,886	$3,487
Inventory reserves	818	1,215
Tax loss and credit carry forwards	1,345	1,588
Accrued warranty	4,363	4,572
Accrued expenses	4,426	4,654
Deferred loss	3,750	—
Other	753	1,151
Total Current Deferred Tax Assets	18,341	16,667

Current Deferred Tax Liabilities
Deferred gains	(1,406)	(1,791)
Prepaid expenses	(865)	(1,081)
Total Current Deferred Tax Liabilities	(2,271)	(2,872)
Valuation Allowance	(15,104)	(12,876)
Total Current Deferred Taxes	$966	$919

Non-Current Deferred Taxes
Tax loss and credit carry forwards	$156,010	$124,292
Accrued warranty	909	1,043
Capitalized research and development costs	4,507	5,313
Depreciation differences	6,901	8,271
Goodwill	78,007	87,804
Other	6,507	2,482
Total Non-Current Deferred Tax Assets	$252,841	$229,205
Valuation Allowance	(252,841)	(229,012)
Total Non-Current Deferred Taxes	$—	$193
Total Deferred Taxes	$966	$1,112

SFAS No. 109 requires that the tax benefits described above be recorded as an asset. We then assess such assets to determine if it is “more likely than not” they will be realized; if not, a valuation allowance is required to be recorded. Based on this guidance, we have recorded a valuation allowance against substantially all of our net deferred tax assets. At December 31, 2006, we had U.S. federal NOLs and U.S. state NOLs totaling approximately $302.6 million and $281.6 million, respectively. The federal NOLs begin to expire in the year 2022 whereas the state NOLs begin to expire between 2007 and 2023 depending on the state. We also have foreign NOLs totaling approximately $88.0 million, most of which have an unlimited carry forward period. Additionally, we have various U.S. and foreign tax credits available aggregating $7.8 million expiring in the years 2010 through 2023 and AMT tax credits available aggregating $2.1 million that have no expiration date.

Total deferred tax assets increased to $271.2 million as of December 31, 2006 from $245.9 million as of December 31, 2005, primarily due to current year NOLs in U.S. and foreign tax jurisdictions. Total deferred tax liabilities decreased to $2.3 million as of December 31, 2006 from $2.9 million at December 31, 2005. Our total valuation allowance increased to $267.9 million as of December 31, 2006 from $241.9 million as of December 31, 2005, primarily due to uncertainties of realizing certain U.S. and foreign net operating loss carry forwards.

We have undistributed earnings of foreign subsidiaries of approximately $0.9 million as of December 31, 2006, for which deferred taxes have not been provided. Such earnings are considered indefinitely invested outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits and an offset against U.S. NOLs) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of complexities associated with its hypothetical calculation.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. federal, state and foreign jurisdictions for various tax periods. The U.S. federal income returns for the years ended 2003 and 2005 remain open and we closed an examination for the year ended 2004 in February 2007. Additionally, various state and foreign income tax returns are open to examination and presently several foreign income tax returns are under examination. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters. However, we believe that the resolution of these matters, after considering amounts accrued, will not have a material effect on our results of operations. Most notably, our 2004 income tax return for our Norwegian entity is currently under examination related to an operating loss incurred for that year which resulted in a refund claim for prior year taxes paid of $1.4 million. The operating loss in part was attributable to the closure of our Fredrikstad facility. We are currently appealing the Norwegian taxing authority’s initial decision to deny our refund claim which was based on their interpretation of the circumstances surrounding the closure of the facility. We believe the facts and circumstances surrounding the facility closure support our position that it is more likely than not that we will receive the refund. However, it is possible that we could be denied the claimed refund which would have an unfavorable impact on our results of operations in the quarter the decision is finalized.

8.  LINE OF CREDIT:

We have a $15 million line of credit facility to finance future working capital requirements with Wells Fargo Foothill, Inc. (“Wells Fargo”) that expires March 31, 2007. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable.

Interest on outstanding borrowings is at prime plus 1.5% and at no time will the interest rate be below 4%. At December 31, 2006 the interest rate was 9.75%. We may issue letters of credit under the credit facility in amounts up to $15 million. Fees for letters of credit are 1.5% of the principal amount of the letter of credit. The agreement requires us to pay a 0.5% commitment fee over the term and an additional 0.375% per annum on the unused portion of the credit facility.

The credit facility contains various restrictive covenants. Such restrictions are subject to usual and customary exceptions, which would be typical for a credit facility of this nature. The restrictions include, among others, maintaining a minimum level of earnings, a maximum amount of capital expenditures per annum, not creating liens on our assets or incurring additional debt, limiting investments and acquisitions and preventing dissolution, liquidation, merger or a sale of our assets without prior consent of Wells Fargo. The credit facility also contains usual and customary events of default (subject to certain threshold amounts and grace periods) on the occurrence of such things as nonpayment of amounts due under the credit facility, violation of the restrictive covenants referred to above, or violation of other contract provisions. If an event of default occurs and is continuing, the interest rate on any outstanding borrowings increases 2%, and we may be required to repay any outstanding borrowings under the credit facility.

As of December 31, 2006, we were out of compliance with one of the financial covenants as a result of the loss recorded for the fourth quarter of 2006. In February 2007, we entered into an amendment that waived our non-compliance as of December 31, 2006 and amended the financial covenant for the first quarter of 2007. As of December 31, 2006, we did not have any amounts outstanding under this credit agreement.

9.  LEASE OBLIGATIONS:

We lease a 140,000 square foot corporate headquarters facility in Wilsonville, Oregon.  This lease is non-cancelable and expires in October 2011. We also lease space in Fredrikstad, Norway, Amsterdam, The Netherlands, Almere, The Netherlands, Singapore, Shenzhen, China and Hilversum, The Netherlands, under leases expiring on February 1, 2011, September 30, 2007, July 1, 2010, March 31, 2009, November 2009 and September 30, 2008, respectively. We closed our Hilversum, The Netherlands facility in October 2002. We have sublet this entire facility for a portion of the lease obligation value. We also closed our Fredrikstad, Norway office during 2005 as part of our December 2004 restructuring.  We are currently subletting a portion of this facility to various tenants and are actively working on subletting the remaining spaces.  In January 2007, we moved out of our space in Amsterdam, The Netherlands and relocated to a lower cost location in Almere, The Netherlands. Our lease on the space in Amsterdam expires on September 30, 2007 and we are attempting to sub-lease the space prior to the lease expiration. Also, due to reduced space needs, in the first quarter of 2007, we consolidated floors in our corporate headquarters building in Wilsonville, Oregon from four floors to three floors. We are actively looking for a tenant to sub-lease the vacant floor.

In addition, we have several operating leases for smaller sites internationally to support our local sales and support activities. We also lease certain equipment pursuant to operating leases.

Future minimum lease payments, net of estimated sub-lease income, including amounts due for closed facilities for which we have remaining future obligations as of December 31, 2006 were as follows (in thousands):

Year Ending December 31,
2007	$5,883
2008	3,299
2009	2,931
2010	2,904
2011	2,819
Thereafter	—
Total minimum lease payments	$17,836

As discussed above, we entered into agreements to sub-lease portions of our facilities in Europe. Under terms of these agreements, sub-lease income is expected to be approximately $0.6 million in 2007, $0.6 million in 2008, and $0.1 million in 2009. Future minimum lease payments listed above are net of expected sub-lease income.

Rental expense for the years ended December 31, 2006, 2005 and 2004 were $5.3 million, $5.7 million and $6.9 million, respectively. There were no capital leases at December 31, 2006.

10.  CONTRACTUAL PAYMENT OBLIGATIONS:

A summary of our contractual commitments and obligations as of December 31, 2006 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
Letters of Credit(1)	$20,000	$20,000	$—	$—	$—
Purchase Order Commitments	57,220	57,220	—	—	—
Operating Leases, Net	17,836	5,883	6,230	5,723	—
	$95,056	$83,103	$6,230	$5,723	$—

(1)             The letter of credit collateralized our obligations for outstanding accounts payable and future purchase commitments to a supplier for the purchase of finished goods inventory.

11. INVESTMENT IN SOUTH MOUNTAIN TECHNOLOGIES AND RELATED PARTY DISCLOSURES FOR SOUTH MOUNTAIN TECHNOLOGIES:

We account for our investment in our 50/50 joint venture with TCL Corporation, South Mountain Technologies (“SMT”), using the equity method of accounting.  The equity method requires us to increase or decrease the carrying amount of our investment by recording our share of the operating results as a component of other income (expense) based on our percentage of ownership of the joint venture and by recording any dividends received from the joint venture. The carrying amount of our investment in SMT is reported as a component of other assets on our consolidated balance sheets and, at December 31, 2006, had a carrying amount of zero. We recorded no dividends from SMT in any of the three previous years.

In the second quarter of 2006, we recorded a charge of $2.1 million, as a component of other income (expense) to write off the remaining value of our investment in SMT. In addition, in the third quarter of 2006, we recorded a charge of $1.1 million as a component of other income (expense) related to our estimate of our share of costs to wind-down SMT. SMT is currently winding down its operations, including the sale of its assets and the settlement of its liabilities.

In addition, at December 31, 2006 and December 31, 2005, respectively, related party payables to SMT totaled $1.9 million and $4.7 million, respectively. Related party payables to SMT are for the purchase of product manufactured by SMT for InFocus and other associated liabilities.

12.  INVESTMENT IN MOTIF AND RELATED PARTY DISCLOSURES FOR MOTIF:

We account for our investment in Motif, our 50/50 joint venture with Motorola, using the equity method of accounting. The equity method requires us to increase or decrease the carrying amount of our investment by recording our share of the operating results as a component of other income (expense) based on our percentage of ownership of the joint venture and by recording any dividends received from the joint venture. The carrying amount of our investment in Motif is reported as a component of other assets on our consolidated balance sheets and, at December 31, 2006, had a carrying amount of $0.9 million. We recorded dividends from Motif totaling $1.0 million, $3.7 million and $2.0 million, respectively, during 2006, 2005 and 2004. We have no material related party receivables or payables with Motif.

Certain statement of operations information related to Motif was as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Motif
Revenues	$4,187	$8,742	$5,907
Income from operations	$4,003	$8,588	$5,753
Net income	$3,110	$7,444	$4,722

Certain balance sheet information related to Motif was as follows (in thousands):

	December 31,
	2006	2005
Motif
Current Assets	$2,341	$2,892
Non-current Assets	625	—
Total Assets	$2,966	$2,892

Current Liabilities	$1,145	$2,181
Non-current liabilities	—	—
Total Liabilities	$1,145	$2,181

Other income (expense) related to our share of Motif profits were as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Motif	$1,555	$3,722	$2,361

13.  OTHER INCOME (EXPENSE):

Other, net, included as a component of other income (expense), included the following (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net realized gain on the sale of equity securities	$548	$19,396	$13,245
Income related to the profits of Motif, 50-50 joint venture	1,555	3,722	2,361
Expense related to losses of SMT, 50-50 joint venture	(2,709)	(5,185)	—
Write-down of equity method investment in SMT, 50-50 joint venture	(2,106)	—	—
Charge for estimated costs to wind-down SMT	(1,126)	—	—
Impairment charge related to TUN	(1,117)	—	—
Gains (losses) related to foreign currency transactions	(1,519)	(853)	826
Write-down of certain cost-based investments in technology companies	(7,474)	—	—
Gain on sale of land	636	—	—
Other	(139)	50	272
	$(13,451)	$17,130	$16,704

14.  STOCK-BASED COMPENSATION PLAN INFORMATION:

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows (in thousands, except per share amounts):

Year Ended December 31,	2006	2005	2004
Weighted average grant-date per share fair value of option shares granted	$1.76	$3.13	$5.21
Total intrinsic value of share options exercised	$26	$28	$546
Total fair value of shares vested	$171	$44	$174
Stock-based compensation recognized in results of operations	$1,144	$485	$375
Cash received from options exercised and shares purchased under all share-based arrangements	$131	$66	$608

There was no tax benefit related to stock options recognized in our statements of operations, no stock-based compensation capitalized to fixed assets, inventory or other assets, nor tax deductions realized related to stock options exercised in the years ended December 31, 2006, 2005 or 2004.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Cost of revenues	$145	$2	$—
Marketing and sales	359	98	84
Research and development	151	—	3
General and administrative	489	92	288
Restructuring	—	293	—
	$1,144	$485	$375

The $0.3 million of stock-based compensation included in our statement of operations as a component of restructuring for the year ended December 31, 2005 was related to a non-cash stock-based compensation charge for employees who transferred to SMT.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2006	2005	2004
Risk-free interest rate	4.59 - 5.24%	3.72% - 4.35%	2.86% - 3.85%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	2.9 - 3.9	3.9	3.8
Expected volatility	52.1 - 71.1%	71.5% - 78.6%	78.4% - 81.1%
Discount for post vesting restrictions	0.00%	0.00%	0.00

The risk-free rate used is based on the U.S. Treasury yield over the estimated life of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected life of the option. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on our historical volatility over the estimated term of the options granted. We have not paid cash dividends in the past and we do not expect to pay cash dividends in the future resulting in the dividend rate assumption above.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

The following indicates what certain operating results would have been without the effects of applying SFAS No. 123R in the year ended December 31, 2006 (in thousands, except per share amounts):

	Year Ended December 31, 2006
	As Reported	Pro Forma without effects of applying SFAS No. 123R
Loss before income taxes	$(61,171)	$(60,215)
Net loss	(61,920)	(60,964)
Cash flows from operating activities	(16,649)	(16,649)
Cash flows from financing activities	131	131
Basic and diluted net loss per share	(1.56)	(1.54)

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

1988 Combination Stock Option Plan and 1998 Stock Incentive Plan

Our 1988 Combination Stock Option Plan, as amended (the “1988 Plan”) expired in December 1998. Our 1998 Stock Incentive Plan (the “1998 Plan” together with the 1988 Plan, the “Plans”) was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to our employees and restricted stock and non-statutory stock options to our employees, officers, directors and consultants. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of our common stock at the date of grant. Options granted generally vest over a three or four-year period and expire either five or ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant. At December 31, 2006, we had $6,238,599 shares of common stock reserved for issuance under the 1998 Plan, of which as of December 31, 2006

2,595,221 shares had been granted and vested, 1,499,040 shares had been granted and remain unvested, and 2,144,338 shares remained available for future grants or awards.

Stock option activity under the Plans for the year ended December 31, 2006 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	4,902	$11.20
Granted	2,139	3.91
Exercised	(33)	3.98
Forfeited	(3,167)	10.59
Outstanding at December 31, 2006	3,841	$7.69

In the first quarter of 2006, we issued performance-based stock options to certain employees under the 1998 Plan. Performance-based stock options are a form of option award in which the number of options that ultimately vest depends on performance against specified performance targets. The performance period for the options issued in the first quarter of 2006 was January 1, 2006 through December 31, 2006. The performance targets were not achieved and, therefore, we did not record any stock-based compensation expense related to the performance stock options in our consolidated statement of operations. In the first quarter of 2007, all 314,800 performance-based stock options, previously granted in 2006, with an exercise price of $3.95 were cancelled. The 314,800 options are included in the table above for options outstanding at December 31, 2006 related to the 1998 Stock Incentive Plan.

Restricted stock activity under the 1998 Plan for the year ended December 31, 2006 was as follows (shares in thousands):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2005	126	$5.43
Granted	55	3.95
Vested	(43)	5.60
Forfeited	(52)	6.12
Unvested at December 31, 2006	86	$4.37

Directors’ Stock Option Plan

Our Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) provided for the issuance of stock options covering a total of 400,000 shares of our common stock to members of our board of directors who were not employees at any time during the preceding year (“Eligible Directors”). The Directors’ Plan expired August 22, 2002 and, therefore, no options have been granted under this plan since that time. All Eligible Director options vest six months after the date of grant. At December 31, 2006 we had reserved 166,820 shares of common stock for issuance under the Directors’ Plan. Stock option activity under the Directors’ Plan for the year ended December 31, 2006 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2005	192	$15.74
Granted	—	—
Exercised	—	—
Forfeited	(25)	8.77
Outstanding at December 31, 2006	167	$16.79

Summary of All Plans

Certain information regarding all options outstanding, exclusive of restricted stock, as of December 31, 2006 was as follows (shares in thousands):

	Options Outstanding	Options Exercisable
Number	4,008	2,595
Weighted average exercise price	$8.07	$10.31
Aggregate intrinsic value	$760	—
Weighted average remaining contractual term	3.6 years	3.3 years

As of December 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock was $2.0 million, which will be recognized over the remaining vesting period.  The majority of the options will vest over the next two years while the weighted average remaining vesting period is 0.7 years.

15.  COMMON SHARE PURCHASE RIGHTS:

In July 1997, we declared a dividend distribution of one common share purchase right for each outstanding share of our common stock (the “Rights”). If a person becomes an Acquiring Person, each Right will entitle its holder to purchase, at the Right’s exercise price, a number of our common shares having a market value at the time of twice the exercise price of $65. Rights held by the Acquiring Person become void and are not exercisable to purchase shares at the bargain purchase price. The common share purchase rights plan expires in July of 2007. An Acquiring Person is defined as a person who acquires 20% or more of our outstanding common shares. In effect, this would enable a holder of Rights (other than an Acquiring Person) to purchase $130 worth of common stock at half price. Our Board of Directors is entitled to redeem the rights at $.01 per right at any time before a person has acquired 20% or more of the outstanding common stock.

16.  GEOGRAPHIC INFORMATION:

Geographic revenue information, based on shipment destination, was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
United States	$239,258	$331,988	$368,784
Europe	81,825	124,939	191,007
Asia Pacific	27,701	43,350	56,774
Other	25,968	31,822	32,376
	$374,752	$532,099	$648,941

Long-lived assets by geographic region were as follows (in thousands):

December 31,	2006	2005
United States	$4,479	$12,484
Europe	168	372
Asia Pacific	503	5,015
	$5,150	$17,871

17.  LEGAL CLAIMS AND OTHER CONTINGENCIES:

From time to time, we become involved in ordinary, routine or regulatory legal proceedings incidental to our business. When a loss is deemed probable and reasonably estimable, an amount is recorded in our consolidated financial statements. While the ultimate results of these matters cannot presently be determined, management does not expect that these ordinary, routine or regulatory legal proceedings will have a material adverse effect on our results of operations or financial position. Therefore, no adjustments have been made to the accompanying financial statements relative to these routine matters.

China Customs Regulatory Assessment

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

During the second quarter of 2004, we received formal notification that our case is considered “Administrative” in nature, indicating the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In addition, during the second quarter of 2004, we were allowed to begin selling all previously impounded inventory and transferring agreed upon amounts per unit directly into a Shanghai Customs controlled bank account representing a total deposit of $14.7 million pending final resolution of the case.

In the third quarter of 2006, we were actively involved with settlement negotiations with Shanghai customs and made a settlement offer for back duties and penalties for certain products imported into China prior to the start of the investigation in 2003. The settlement offer amounted to approximately $6.4 million, which was recorded as regulatory assessment charge on our consolidated statement of operations. In the fourth quarter of 2006, we entered into an initial settlement agreement with Shanghai customs, which resulted in a partial refund of our deposit, net of attorney’s fees and related expenses, of $4.0 million. The remaining deposit of $4.3 million was expensed as an additional regulatory assessment charge in the fourth quarter of 2006. We remain in discussions with Shanghai customs regarding the details of various elements of the final settlement, which may result in an additional return of our deposit in future periods. Any amounts received will be recorded as a recovery in the period received.

OFAC Regulatory Assessment

In July 2005, we self disclosed possible infractions of U.S. export law to the Office of Foreign Assets Control (“OFAC”) related to shipments into restricted countries by one of our foreign subsidiaries. Our Audit Committee commenced an investigation and engaged independent counsel to assist with this process. The results of the independent investigation were submitted to OFAC and the Bureau of Industry and Security (“BIS”) in March 2006 for their review. Upon completion of the investigation, it was apparent that the severity of the situation was significantly less than initially thought. In June 2006, we received a letter from OFAC indicating that it closed its investigation by issuing a cautionary letter in lieu of any further enforcement action. In August 2006, we received a letter from BIS indicating that it closed its investigation by issuing a cautionary letter in lieu of any further enforcement action. We originally accrued an estimated charge of $1.6 million for potential regulatory assessments during the second quarter of 2005 and, in the third quarter of 2006, we reversed the remaining $1.3 million accrual as an offset to regulatory assessments on our consolidated statements of operations.

2005 Late 10-K Filing

On March 9, 2006 we announced a delay in filing our fiscal 2005 Annual Report on Form 10-K to allow for the completion of internal investigations initiated by our audit committee and completion of related audit procedures by our registered independent auditors. In June 2006, after an extensive document review and interviewing relevant current and former employees regarding the matters being investigated, independent counsel issued reports to the Audit Committee with no significant findings regarding the matters being investigated. The investigations did not identify any situation that would require restatement of financial statements of any prior periods nor any material weaknesses in internal controls. After reviewing the reports, our Audit Committee adopted these findings and closed the investigations.

18.  SUBSEQUENT EVENTS:

Line of Credit Amendment and Waiver

As a result of the loss recorded for the fourth quarter of 2006, we were out of compliance at December 31, 2006 with one of the financial covenants of our $15 million line of credit facility with Wells Fargo Foothill, Inc. In February 2007, we entered into an amendment that waived our non-compliance as of December 31, 2006 and amended the financial covenant for the first quarter of 2007. As of December 31, 2006, we did not have any amounts outstanding under this credit agreement.

Report of Independent Registered Public Accounting Firm

The Board of Directors and
Shareholders of InFocus Corporation:

Under date of March 12, 2007, we reported on the consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2006, which are included in this Form 10-K for the year ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in this Form 10-K for the three years ended December 31, 2006. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

KPMG LLP

Portland, Oregon
March 12, 2007

SCHEDULE II

InFocus Corporation
Valuation and Qualifying Accounts
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

Column A	Column B	Column C		Column D	Column E
	Balance	Charged	Charged to	Balance
	at Beginning	to Costs and	Other Accounts -	Deductions -	at End
Description	of Period	Expenses	Describe	Describe (a)	of Period

Year Ended December 31, 2004:

Allowance for uncollectible accounts and sales allowances	$11,796	$25,969	$—	$(26,613)	$11,152

Year Ended December 31, 2005:

Allowance for uncollectible accounts and sales allowances	$11,152	$24,911	$—	$(26,910)	$9,153

Year Ended December 31, 2006:

Allowance for uncollectible accounts and sales allowances	$9,153	$11,977		$(14,135)	$6,995

(a)             Charges to the accounts included in this column are for the purposes for which the reserves were created.