Form 10-Q
period 2007-03-31
INFOCUS CORP
filed 2007-05-09
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	39,746,380
(Class)	(Outstanding at May 1, 2007)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
(unaudited)

	March 31,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$55,199	$53,716
Marketable securities	75	104
Restricted cash, cash equivalents, and marketable securities	22,789	22,413
Accounts receivable, net of allowances of $6,021 and $6,995	47,313	50,060
Inventories	32,700	36,833
Consigned inventories	3,294	3,274
Other current assets	8,988	10,706
Total Current Assets	170,358	177,106

Property and equipment, net of accumulated depreciation of $20,221 and $19,527	4,385	3,961
Other assets, net	1,492	1,189
Total Assets	$176,235	$182,256

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$56,463	$50,141
Related party accounts payable	1,674	1,905
Payroll and related benefits payable	2,613	2,220
Marketing incentives payable	6,120	6,629
Accrued warranty	8,496	9,917
Other current liabilities	7,797	8,034
Total Current Liabilities	83,163	78,846

Long-Term Liabilities	4,254	3,147

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 39,746,380 and 39,747,880	90,597	90,604
Additional paid-in capital	77,117	76,861
Accumulated other comprehensive income:
Cumulative currency translation adjustment	32,044	30,662
Unrealized loss on equity securities	(49)	(20)
Accumulated deficit	(110,891)	(97,844)
Total Shareholders’ Equity	88,818	100,263
Total Liabilities and Shareholders’ Equity	$176,235	$182,256

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share amounts)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Revenues	$77,655	$112,019
Cost of revenues	69,175	95,276
Gross margin	8,480	16,743

Operating expenses:
Marketing and sales	9,644	14,565
Research and development	4,061	4,832
General and administrative	5,538	5,493
Restructuring costs	2,400	1,075
	21,643	25,965

Loss from operations	(13,163)	(9,222)

Other income (expense):
Interest expense	(65)	(107)
Interest income	749	516
Other, net	(385)	(7,412)
	299	(7,003)
Loss before income taxes	(12,864)	(16,225)
Provision for income taxes	183	132
Net loss	$(13,047)	$(16,357)

Basic and diluted net loss per share	$(0.33)	$(0.41)

Shares used in basic and diluted per share calculations	39,676	39,605

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(unaudited)

	For the Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net loss	$(13,047)	$(16,357)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,015	589
Stock-based compensation	249	374
Gain on sale of marketable securities	—	(809)
Non-cash write-down of cost based investments	—	7,454
Other non-cash (income) expense	(304)	319
(Increase) decrease in:
Restricted cash	(376)	(7,217)
Accounts receivable	3,370	2,225
Related party accounts receivable	—	(431)
Inventories	4,167	14,096
Consigned inventories	(20)	2,515
Income taxes receivable	106	76
Other current assets	1,731	(886)
Increase (decrease) in:
Accounts payable	6,154	(5,089)
Related party accounts payable	(231)	(3,141)
Payroll and related benefits payable	371	213
Marketing incentives payable, accrued warranty and other current liabilities	(2,189)	(2,267)
Other long-term liabilities	1,108	11
Net cash provided by (used in) operating activities	2,104	(8,325)

Cash flows from investing activities:
Maturities of marketable securities	—	7,166
Proceeds from sale of marketable securities	—	878
Payments for purchase of property and equipment	(1,322)	(2,009)
Proceeds from sale of property and equipment	—	33
Other assets, net	12	545
Net cash provided by (used in) investing activities	(1,310)	6,613

Cash flows from financing activities:
Proceeds from sale of common stock	—	7
Net cash provided by financing activities	—	7

Effect of exchange rate on cash	689	731

Increase (decrease) in cash and cash equivalents	1,483	(974)

Cash and cash equivalents:
Beginning of period	53,716	53,105
End of period	$55,199	$52,131

Supplemental Cash Flow Information:
Cash paid during the period for interest	$41	$107
Cash paid during the period for income taxes	$86	$33

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K. Results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	March 31, 2007	December 31, 2006
Lamps and accessories	$2,645	$2,186
Service inventories	7,540	8,537
Finished goods	22,515	26,110
Total non-consigned inventories	$32,700	$36,833

Consigned finished good inventories	$3,294	$3,274

Total inventories	$35,994	$40,107

We classify our inventory in four categories: lamps and accessories, service inventories, finished goods and consigned finished goods inventories. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can be either sold as new or can be consumed in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $7.7 million as of both March 31, 2007 and December 31, 2006.

Note 3.  Earnings Per Share

Since we were in a loss position for both periods presented, there was no difference between the number of shares used to calculate basic and diluted loss per share for either period. Potentially dilutive securities that are not included in the diluted loss per share calculations because they would be anti-dilutive included the following (in thousands):

	Three Months Ended March 31,
	2007	2006
Stock options	3,174	5,143
Restricted Stock	71	161
Total securities	3,245	5,304

Note 4.  Comprehensive Loss

Comprehensive loss includes foreign currency translation gains and unrealized losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive loss for the periods indicated (in thousands):

	Three Months Ended March 31,
	2007	2006
Net loss	$(13,047)	$(16,357)
Foreign currency translation gain	1,382	1,695
Net unrealized loss on equity securities	(29)	(95)
Unrealized gain realized during period	—	(809)
Total comprehensive loss	$(11,694)	$(15,566)

Note 5.  Stock-Based Compensation

Stock-based compensation expense was $249,000 and $374,000 for the three months ended March 31, 2007 and 2006, respectively, and was included in our statements of operations as follows (in thousands):

Three Months Ended March 31,	2007	2006
Cost of revenues	$33	$41
Marketing and sales	91	142
Research and development	37	45
General and administrative	88	146
	$249	$374

In the first quarter of 2006, we issued performance stock options to certain employees under the 1998 Stock Incentive Plan. Performance stock options are a form of option award in which the number of options that ultimately vest depends on performance against specified performance targets. The performance period for the options issued in the first quarter of 2006 was January 1, 2006 through December 31, 2006. At the end of the performance period, the performance targets were not achieved and, accordingly, in the first quarter of 2007, stock options potentially exercisable for 312,800 shares with a weighted average exercise price of $3.95 per share were cancelled.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Quarter ended March 31,	2007	2006
Risk-free interest rate	4.54	4.82 – 4.83%
Expected dividend yield	0%	0%
Expected lives (years)	3.7	2.9 – 3.9
Expected volatility	55.9%	62.3 – 71.1%
Discount for post vesting restrictions	0%	0%

The risk-free interest rate used is based on the U.S. Treasury yield over the estimated life of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 to estimate the expected life of the option. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on our historical volatility over the estimated term of the options granted. We have not paid cash dividends in the past and we do not expect to pay cash dividends in the future resulting in the dividend rate assumption above.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organization also tracks costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the warranty accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.7 million at both March 31, 2007 and December 31, 2006, and was included in other current liabilities on our consolidated balance sheets. Our warranty accrual at March 31, 2007 totaled $12.7 million, of which $8.5 million was classified as a component of current liabilities and $4.2 million was classified as other long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the aggregate warranty liability for the three-month periods ended March 31, 2007 and 2006 (in thousands):

	Three Months Ended March 31,
	2007	2006
Warranty accrual, beginning of period	$13,049	$13,767
Reductions for warranty payments made	(2,288)	(5,704)
Warranties issued	2,846	3,539
Adjustments and changes in estimates	(876)	2,165
Warranty accrual, end of period	$12,731	$13,767

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At March 31, 2007, we had one outstanding letter of credit totaling $20 million, which expired on May 2, 2007. The letter of credit was subsequently amended with a new expiration date of August 2, 2007. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $21.1 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remaining restricted cash, cash equivalents and marketable securities of $1.7 million secures our foreign currency hedging transactions, our merchant credit card processing account, deposits for building leases and deposits for value added taxes in certain foreign jurisdictions.

Note 8. Line of Credit Amendment and Waiver

As a result of the loss recorded for the fourth quarter of 2006, we were out of compliance at December 31, 2006 with one of the financial covenants of our $15 million line of credit facility with Wells Fargo Foothill, Inc. In February 2007, we entered into an amendment that waived our non-compliance as of December 31, 2006 and amended the financial covenant for the first quarter of 2007. On March 28, 2007, we further amended the credit facility to extend the maturity date to August 31, 2007 and re-set certain future financial covenants.  As of March 31, 2007 there were no borrowings outstanding under the agreement and we were in compliance with all financial covenants.

Note 9. Restructuring

In the first quarter of 2007, we incurred restructuring charges totaling $2.4 million, primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations.

At March 31, 2007, we had $4.6 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of the fourth quarter of 2007 and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2006	2007 Charges	2007 Amounts Paid	Accrual at March 31, 2007
Severance and related costs	$1,492	$285	$(560)	$1,217
Lease loss reserve	2,114	2,106	(1,027)	3,193
Other	190	9	(2)	197
Total	$3,796	$2,400	$(1,589)	$4,607

Total restructuring charges in the first quarters of 2007 and 2006 were as follows (in thousands):

Three Months Ended March 31,	2007	2006
Severance and related costs	$285	$—
Lease loss reserve	2,106	808
Other	9	267
Total	$2,400	$1,075

Note 10. Other Income (Expense)

Other income (expense) included the following (in thousands):

Three Months Ended March 31,	2007	2006
Realized gain on the sale of equity securities	$—	$809
Income related to the profits of Motif, 50-50 joint venture	308	1,125
Expense related to losses of SMT, 50-50 joint venture	—	(1,562)
Losses related to foreign currency transactions	(654)	(348)
Write-down of cost-based investments in technology companies	—	(7,474)
Other	(39)	38
	$(385)	$(7,412)

Note 11. Adoption of FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The interpretation applies to all income tax related positions.  The interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Accordingly, we adopted the provisions of Interpretation No. 48 on January 1, 2007.

As a result of the implementation of Interpretation No. 48, there was no change in the liability for unrecognized tax benefits, and no adjustments were made to the January 1, 2007 balance of retained earnings.  As of the date of adoption, our unrecognized tax benefits totaled $0.2 million, the disallowance of which would not affect the annual effective income tax rate.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. federal, state and foreign jurisdictions for various tax periods. The U.S. federal income returns for the years ended 2003 and 2005 remain open and we closed an examination for the year ended 2004 in February 2007. Additionally, various state and foreign income tax returns are open to examination and presently several foreign income tax returns are under examination.  To our best knowledge we are no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2002. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters.  However, we believe that the resolution of these matters, after considering amounts accrued, will not have a material effect on our financial position or results of operations.

The 2004 tax examination in Norway relates to an operating loss incurred for that year which resulted in a refund claim for prior year taxes paid of $1.6 million. The operating loss was attributable, in part, to the closure of our Fredrikstad facility. We are currently appealing the Norwegian taxing authority’s initial decision to deny our refund claim, which was based on their interpretation of the circumstances surrounding the closure of the facility. We believe the facts and circumstances surrounding the facility closure support our position that it is more likely than not that we will receive the refund. However, it is possible that we could be denied the claimed refund which would have an unfavorable impact on our results of operations in the quarter the decision is finalized.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense.  As of the date of adoption and March 31, 2007, we had $0.3 million accrued for interest and penalties.

Note 12. China Customs Investigation

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities related to our product importation practices.  Our case is considered “Administrative” in nature, indicating the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In exchange for being allowed to resume business operations in China, in 2004 we made a deposit of $14.7 million directly with Shanghai Customs pending final resolution of the case.

In the second half of 2006, we conducted active settlement negotiations with Shanghai customs that resulted in a partial refund of our deposit, net of attorney’s fees and related expenses, of $4.0 million. The remaining deposit was expensed as a regulatory assessment charge in 2006.

We remain in discussions with Shanghai customs regarding the details of various elements of the final settlement of the case, which may result in an additional return of our deposit in future periods. Any amounts received will be recorded as a recovery in the period received.

Note 13. New Accounting Pronouncements

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

•                  the impact of regulatory actions by authorities in the markets we serve;

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

Overview

Gross margins were 10.9% on revenues of $77.7 million in the first quarter of 2007 compared to gross margins of 14.5% on revenues of $83.9 million in the fourth quarter of 2006.  While revenues in the first quarter of 2007 were down over 7% compared to the fourth quarter of 2006, unit shipments increased 15%. The increase in units shipped in the first quarter of 2007 compared to the fourth quarter of 2006 was predominantly driven by increased sales of our IN24 and IN26 entry level meeting room products. We focused sales efforts on these products in order to deplete existing inventory and prepare for the transition to the better featured and higher margin IN24+ and IN26+ products that began shipping during the first quarter of 2007.  In addition, contributing to the increase in units in the first quarter of 2007 was the larger quantity of IN72 products that were sold during the quarter in an effort to deplete remaining inventory as we move this product to end of life.  A total of 91,000 projectors were sold in the first quarter of 2007 compared to 79,000 units sold in the fourth quarter of 2006. Offsetting the increase in projector unit sales was a 19% decline in average sales prices across all products in the first quarter of 2007 compared to the fourth quarter of 2006. The decline in average selling prices in the first quarter of 2007 was attributed to both real price reductions across various products during the quarter and a larger mix of sales of our entry level meeting and home products mentioned above.

Operating expenses in both the first quarter of 2007 and fourth quarter of 2006, excluding charges for restructuring and regulatory assessments, were $19.2 million.  Operating expenses in the first quarter of 2007 included $0.8 million of general and administrative expense related to the evaluation of strategic alternatives during the quarter. In addition, sales and marketing expense increased slightly in the first quarter of 2007 compared to the fourth quarter of 2006 as a result of costs associated with our participation in the Consumer Electronics Show during the first quarter. In addition, operating expenses for the first quarter of 2007 and the fourth quarter of 2006 included costs related to our retention bonus program of $0.6 million and $0.5 million, respectively, and stock based compensation of $0.2 million and $0.1 million, respectively.

We recorded a restructuring charge of $2.4 million in the first quarter of 2007 primarily for estimated lease losses for facilities at our corporate headquarters location and various European facilities locations that have been vacated or are partially vacated.  In addition, a portion of the $2.4 million charge related to anticipated severance costs for headcount reductions as we continue to focus on reducing our operating expenses.

We finished the first quarter of 2007 with $78.1 million of cash, restricted cash, and marketable securities and had no outstanding borrowings. The increase in cash, marketable securities and restricted cash of $1.8 million in the first quarter of 2007 was primarily attributed to positive changes in working capital cash flows from accounts receivable, inventory and accounts payable, offset by our net loss during the quarter.

In the first quarter of 2007, we extended the maturity date of our credit facility with Wells Fargo Foothill, Inc. to August 31, 2007.

On February 23, 2007, we entered into a Settlement Agreement with Caxton Associates L.L.C. (“Caxton”), our largest shareholder.  Under the Settlement Agreement, we agreed to appoint up to two Caxton designees to our Board of Directors if we did not publicly announce a definitive agreement for a sale, merger, or other business combination by April 13, 2007.  On April 17, 2007 we appointed Caxton designees Bernard T. Marren and John D. Abouchar to our Board of Directors, bringing the total number of directors to seven.

Results of Operations

	Three Months Ended March 31,(1)				Three Months Ended
	2007		2006		December 31, 2006(1)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$77,655	100.0%	$112,019	100.0%	$83,860	100.0%
Cost of revenues	69,175	89.1	95,276	85.1	71,729	85.5
Gross margin	8,480	10.9	16,743	14.9	12,131	14.5

Operating expenses:
Marketing and sales	9,644	12.4	14,565	13.0	9,555	11.4
Research and development	4,061	5.2	4,832	4.3	4,847	5.8
General and administrative	5,538	7.1	5,493	4.9	4,829	5.8
Restructuring costs	2,400	3.1	1,075	1.0	2,650	3.2
Regulatory assessments	—	—	—	—	4,306	5.1
	21,643	27.9	25,965	23.2	26,187	31.2
Loss from operations	(13,163)	(17.0)	(9,222)	(8.2)	(14,056)	(16.8)
Other income (expense):
Interest expense	(65)	(0.1)	(107)	(0.1)	(111)	(0.1)
Interest income	749	1.0	516	0.5	747	0.9
Other, net	(385)	(0.5)	(7,412)	(6.6)	119	0.1
Loss before income taxes	(12,864)	(16.6)	(16,225)	(14.5)	(13,301)	(15.9)
Provision for income taxes	183	—	132	0.1	25	—
Net loss	$(13,047)	(16.8)%	$(16,357)	(14.6)%	$(13,326)	(15.9)%

(1) Percentages may not add due to rounding.

Revenues

Revenues decreased $34.4 million, or 30.7%, in the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

This decrease in revenue was due to the following:

•                  a 3,000 unit decrease in total units sold to 91,000 units in the first quarter of 2007 compared to 94,000 units in the first quarter of 2006; and

•                  a 28% decrease in average projector selling prices (“ASPs”), due to both lower overall pricing across various products and a shift in mix towards sales of our  lower margin entry level meeting room and home products.  In the first quarter of 2007, we experienced increased sales of our IN24 and IN26 products as we worked to deplete existing inventory in order to transition the market to the higher margin and better featured IN24+ and IN26+.  Also contributing to the ASP decline in the first quarter of 2007 was increased unit sales of the IN72 entry level home entertainment product.  We aggressively sold a large quantity of the IN72 product to deplete existing inventory as the product moved to end of life.

We also experienced a $6.2 million decrease in revenue in the first quarter of 2007 compared to the fourth quarter of 2006 primarily due to a decrease of 19% in average selling prices.  Declines in ASPs related to the lower margin sales on the entry level meeting room and home products were partially offset by an increase in units sold to 91,000 units in the first quarter of 2007 compared to 79,000 units in the fourth quarter of 2006.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended March 31,				Three Months Ended
	2007		2006		December 31, 2006
United States	$44,143	56.8%	$63,688	56.8%	$50,758	60.5%
Europe	21,037	27.1%	26,389	23.6%	22,807	27.2%
Asia	8,922	11.5%	9,367	8.4%	5,683	6.8%
Other	3,553	4.6%	12,575	11.2%	4,612	5.5%
	$77,655		$112,019		$83,860

United States revenues in the first quarter of 2007 were down 31% compared to the first quarter of 2006.  The decrease was primarily due to a decline in average selling prices of 36% in the first quarter of 2007 compared to the first quarter of 2006.  The majority of the volume of sales of the entry level meeting room and home entertainment products described above took place in the United States region.

European revenues in the first quarter of 2007 were down 20% from revenues in the first quarter of 2006 and 7% compared to the fourth quarter of 2006.  The decline in revenues in the first quarter of 2007 compared to the first quarter of 2006 was related to the overall softness we have experienced in the European market over the past 12 months.  The decline in revenues in the first quarter of 2007 compared to the fourth quarter of 2006 was primarily a result of normal business seasonality in the European region.

Asian revenues were strong in the first quarter of 2007, up 57% compared to the fourth quarter of 2006 and down 5% from the first quarter of 2006.  Asian revenues held strong in the first quarter of 2007 compared to the first quarter of 2006 as unit sales increased and business in China rebounded from a very difficult fourth quarter and the remainder of the Asian market showed increased momentum. The increase in unit sales was offset by a decrease in average selling prices.

Backlog

At March 31, 2007, we had backlog of approximately $6.6 million, compared to approximately $9.5 million at December 31, 2006. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2007. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 10.9% in the first quarter of 2007, compared to 14.9% in the first quarter of 2006 and 14.5% in the fourth quarter of 2006.

The declines in gross margin were due to the following:

•                  a mix shift towards entry level meeting room and home entertainment products with lower margins as described above; and

•                  price reductions across our product portfolio.

In addition, we recorded a charge of $1.6 million for inventory write-downs during the first quarter of 2007 on revenues of $77.7 million compared to a charge of $1.6 million in the first quarter of 2006 on revenues of $112.0 million and a charge of $1.4 million the fourth quarter of 2006 on revenues of $83.9 million.

These factors were partially offset by continued reductions in our cost to serve customers as we continue to focus on improving our supply chain efficiencies in order to reduce our product costs.  Specifically, we are taking the following actions:

•                  working closely with our contract manufacturers to control product costs;

•                  improving supply chain efficiencies by reducing product freight, handling and storage costs; and

•                  managing inventory levels down further in order to increase operating inventory turns and improve cash flow.

Marketing and Sales Expense

Marketing and sales expense decreased $5.0 million, or 33.8%, to $9.6 million in the first quarter of 2007 compared to $14.6 million in the first quarter of 2006. The decrease in marketing and sales expense was primarily due to a reduced cost structure related to our previous restructuring activities, as well as decreases in certain marketing programs, such as cooperative advertising, which directly correlate with trends in revenue, and decreases in advertising related spending.

Research and Development Expense

Research and development expense decreased $0.7 million, or 16.0%, to $4.1 million in the first quarter of 2007 compared to $4.8 million in the first quarter of 2006. This decrease was primarily due to a reduced cost structure related to our previous restructuring activities, including a decrease in labor related costs resulting from a reduction in headcount related to our wireless initiatives that took place late in the second quarter of 2006.

General and Administrative Expense

General and administrative expense was flat at $5.5 million in the first quarter of 2007 and in the first quarter of 2006.  Included in general and administrative expense in the first quarter of 2007 was $0.8 million of costs incurred during the quarter for various external advisors engaged as part of our strategic alternatives evaluation process.  Offsetting the increase in these fees were decreases in overall spending related to our previous restructuring activities.

Restructuring

In the first quarter of 2007, we incurred restructuring charges totaling $2.4 million, primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations and estimated severance costs related to further headcount reductions.

In the first quarter of 2006, we incurred restructuring charges totaling $1.1 million, primarily related to international facility consolidation activities that were completed during that quarter.

At March 31, 2007, we had $4.6 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. See further detail in Note 9 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income increased $0.2 million to $0.7 million in the first quarter of 2007 compared to $0.5 million in the first quarter of 2006 primarily due to increases in interest rates during the first quarter of 2007.

Other income (expense), net consisted of the following:

Three Months Ended March 31,	2007	2006
Realized gain on the sale of equity securities	$—	$809
Income related to the profits of Motif, 50-50 joint venture	308	1,125
Expense related to losses of SMT, 50-50 joint venture	—	(1,562)
Losses related to foreign currency transactions	(654)	(348)
Write-down of cost-based investments in technology companies	—	(7,474)
Other	(39)	38
	$(385)	$(7,412)

Income Taxes

Income tax expense was $183,000 and $132,000 in the first quarter of 2007 and 2006, respectively, and primarily related to expected income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash and cash equivalents, marketable securities and restricted cash were $78.1 million at March 31, 2007. At March 31, 2007, we had working capital of $87.2 million, which included $55.2 million of unrestricted cash and cash equivalents. The current ratio at March 31, 2007 and December 31, 2006 was 2.0 to 1 and 2.2 to 1, respectively.

We sustained an operating loss of $13.2 million in the first quarter of 2007, contributing to a decrease in net working capital of $11.1 million for the quarter. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We currently have a $15 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements. On March 28, 2007, we entered into an amendment to extend the maturity date of the credit facility to August 31, 2007 and re-set future financial covenants.  Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable. The credit agreement contains certain covenants. We were out of compliance with one of the covenants as of December 31, 2006 due to our loss incurred in the fourth quarter of 2006. In February 2007, we entered into an amendment to waive our non-compliance as of December 31, 2006 and amend the required financial covenant for the first quarter of 2007. As of March 31, 2007, we were in compliance with all covenants and no amounts were outstanding under this credit agreement.

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

At March 31, 2007 we had one outstanding letter of credit totaling $20 million, which expired on May 2, 2007. The letter of credit was subsequently amended with a new expiration date of August 2, 2007. This letter of credit collateralizes our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $21.1 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $1.7 million secures our foreign currency hedging transactions, our merchant credit card processing account, and deposits for building leases and value added taxes in foreign jurisdictions.

Accounts receivable decreased $2.8 million to $47.3 million at March 31, 2007 compared to $50.1 million at December 31, 2006. The decrease in the accounts receivable balance was primarily due to lower sales in the first quarter of 2007 compared to the fourth quarter of 2006. Offsetting the reduction in accounts receivable due to lower sales was an increase in days sales outstanding to 55 days at March 31, 2007 compared to 54 days at December 31, 2006.

Total inventories, including consigned inventories, decreased $4.1 million to $36.0 million at March 31, 2007 compared to $40.1 million at December 31, 2006. During the first quarter of 2007, we continued to work closely with our contract manufacturers to better align incoming product levels with expected sales needs in order to allow us to reduce finished goods inventory. Finished good inventory, including inventory held on consignment until sold, decreased $3.6 million during the first quarter of 2007.  Service inventories, which consist of lamps and accessories, service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired, were reduced $0.5 million during the first quarter of 2007. See Note 2 of Notes to

Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At March 31, 2007 and December 31, 2006, we had approximately 5 weeks and 4 weeks of inventory, respectively, in the Americas channel. Annualized inventory turns were approximately 7 times for the quarter ended March 31, 2007 and the quarter ended December 31, 2006.

Other current assets decreased $1.7 million to $9.0 million at March 31, 2007 compared to $10.7 million at December 31, 2006. Decreases in miscellaneous receivables for cooperative advertising, value added taxes and other non-trade accounts receivable related activity accounted for $1.1 million of the decline.  In addition, prepaid expenses decreased $0.6 million due to the timing of payments for insurance policies and a reduction of prepaid tradeshow expense for prepayments made in the fourth quarter of 2006 related to the Consumer Electronics Show that took place in January 2007.

Expenditures for property and equipment totaled $1.3 million in the first quarter of 2007 and were primarily for purchases of product tooling. Total expenditures for property and equipment are expected to be between $4 million and $6 million in 2007.

Other assets increased $0.3 million to $1.5 million at March 31, 2007 compared to $1.2 million at December 31, 2006. Other assets primarily include building deposits and our investment in our Motif joint venture.  The increase in other assets of $0.3 million is related to our share of Motif’s net income for the first quarter of 2007.

Related party accounts payable decreased $0.2 million to $1.7 million at March 31, 2007 compared to $1.9 million at December 31, 2006 and represent outstanding payables to SMT for the purchase of projectors and other expenses.

Accounts payable increased $6.4 million to $56.5 million at March 31, 2007 compared to $50.1 million at December 31, 2006. The decrease is mainly attributed to timing of payments for the purchase of inventory and other operational costs.

Other current liabilities decreased $0.2 million to $7.8 million at March 31, 2007 compared to $8.0 million at December 31, 2006, primarily due to decreases in value added tax and foreign currency hedging liabilities, offset by a $0.8 million increase in amounts accrued for restructuring costs.

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

Critical Accounting Policies and Estimates

Except for the adoption of Interpretation No. 48 as described in Note 11 of Notes to Consolidated Financial Statements, we reaffirm the critical accounting policies and estimates as reported in our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2007.

New Accounting Pronouncements

See Note 13 of Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2007.

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

China Customs Regulatory Assessment

During the second quarter of 2003, our Chinese subsidiary became the subject of an investigation by Chinese authorities related to our product importation practices.  Our case is considered “Administrative” in nature, indicating the Chinese authorities have ruled out any potential of willful intent to underpay duties by our Chinese subsidiary. In exchange for being allowed to resume business operations in China, in 2004 we made a deposit of $14.7 million directly with Shanghai Customs pending final resolution of the case.

In the second half of 2006, we conducted active settlement negotiations with Shanghai customs that resulted in a partial refund of our deposit, net of attorney’s fees and related expenses, of $4.0 million. The remaining deposit was expensed as a regulatory assessment charge in 2006.

We remain in discussions with Shanghai customs regarding the details of various elements of the final settlement of the case, which may result in an additional return of our deposit in future periods. Any amounts received will be recorded as a recovery in the period received.

Item 1A.  Risk Factors

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2006.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We may need to raise additional financing if our financial results do not improve.

We sustained an operating loss of $13.2 million and $49.8 million, respectively, during the quarter ended March 31, 2007 and the year ended December 31, 2006, contributing to a decrease in net working capital of $11.1 million and $42.1 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

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

On October 10, 2006, we announced that our Board of Directors is conducting an ongoing evaluation into strategic alternatives for the company and that Banc of America Securities is engaged as our financial advisor to assist the Board in its evaluation.  The evaluation process is ongoing and there can be no assurances that the evaluation process will result in any specific transaction or other action that would yield an increase in shareholder value. We do not intend to disclose further developments regarding the evaluation unless and until we have entered into a definitive agreement for a transaction that has been approved by our Board or the Board has determined to terminate the evaluation process.

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

We did not meet the April 13, 2007 deadline and, accordingly, on April 13, 2007, we announced plans to expand our Board of Directors to seven members to accommodate the two designees proposed by Caxton. On April 17, 2007, we appointed the Caxton designees, Bernard T. Marren and John D. (J.D.) Abouchar, to our Board of Directors.  In a subsequent filing with the Securities and Exchange Commission, Caxton stated its intention to propose a slate of directors for election at our 2007 annual meeting.

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

SMT, our 50-50 joint venture with TCL Corporation, has not been successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the settlement of its outstanding liabilities. At March 31, 2007, the majority of SMT employees had been laid off and only those employees working on the wind-down of the company remained.  During 2006, we completely wrote off our initial investment in SMT and also recorded a charge for our share of estimated additional wind-down costs.  There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

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

Revenues outside the United States accounted for approximately 43% of our revenues in the first quarter of 2007, 36% of our revenues in 2006 and 38% of our revenues in 2005. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

In order to compete, we must attract, retain and motivate key employees, including those in managerial, operations, engineering, service, sales, marketing, and support positions. Hiring and retaining qualified employees in all areas of the company is critical to our business. Each of our employees is an “at will employee” and may terminate his/her employment without notice and without cause or good reason.  As a result of our announcement in October 2006 that our Board of Directors is exploring strategic alternatives for the company, we implemented a retention bonus program for all employees. The retention bonus program paid a bonus to employees who remained with us through April 30, 2007, which totaled $1.4 million.  The compensation committee of our Board of Directors is currently evaluating additional actions that may be necessary to attract, retain and motivate our employees.

We depend on our officers, and, if we are not able to retain them, our business may suffer.

Due to the specialized knowledge each of our officers possess with respect to our business and our operations, the loss of service of any of our officers could adversely affect our business. We do not carry key person life insurance on our officers. Each of our officers is an “at will employee” and may terminate his/her employment without notice and without cause or good reason. All of our officers, other than the Chief Executive Officer, were provided a retention bonus program allowing them to earn a retention bonus if certain operating performance goals were achieved for the first quarter of 2007 and they remained employed by us on April 30, 2007.  The established performance goals were not achieved and thus no bonus was paid to our officers under this program. The compensation committee of our Board of Directors is currently evaluating additional actions that may be necessary to retain and motivate our officers.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations (see “Critical Accounting Policies and Estimates” in Item 2 above). Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. For example, we are required to make judgments or take certain tax positions in relation to income taxes in both U.S. and foreign tax jurisdictions. To the extent a taxing authority takes a position different from ours and we are unsuccessful in defending our position, the outcome of that decision could impact the amount of income tax expense recorded in the period these new positions are known.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1                           Seventh Amendment to Credit Agreement dated February 6, 2007 between InFocus Corporation and Wells Fargo Foothill, Inc. Incorporated by reference to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

10.2                           Eighth Amendment to Credit Agreement dated March 28, 2007 between InFocus Corporation and Wells Fargo Foothill, Inc. Incorporated by reference to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on April 3, 2007.

10.3                           Settlement Agreement between the Company and Caxton Associates L.L.C, a Delaware limited liability company, dated February 23, 2007.  Incorporated by reference to exhibit 10.1 to form 8-K filed with the Securities and Exchange Commission on February 23, 2007.

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

Date: May 9, 2007	INFOCUS CORPORATION

	By:	/s/ C. Kyle Ranson
C. Kyle Ranson
Director, President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Roger Rowe
Roger Rowe
Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial Officer)