Form 10-Q
period 2007-06-30
INFOCUS CORP
filed 2007-08-07
CIK 845434

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	40,499,813
(Class)	(Outstanding at August 1, 2007)

INFOCUS CORPORATION
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INFOCUS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
(unaudited)

	June 30,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$44,399	$53,716
Marketable securities	67	104
Restricted cash, cash equivalents, and marketable securities	22,802	22,413
Accounts receivable, net of allowances of $5,767 and $6,995	46,366	50,060
Inventories	29,471	36,833
Consigned inventories	3,799	3,274
Other current assets	7,513	10,706
Total Current Assets	154,417	177,106

Property and equipment, net of accumulated depreciation of $21,095 and $19,527	3,698	3,961
Other assets, net	1,495	1,189
Total Assets	$159,610	$182,256

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$51,176	$50,141
Related party accounts payable	1,624	1,905
Payroll and related benefits payable	1,261	2,220
Marketing incentives payable	3,987	6,629
Accrued warranty	8,353	9,917
Other current liabilities	7,323	8,034
Total Current Liabilities	73,724	78,846

Long-Term Liabilities	4,011	3,147

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 40,623,900 and 39,747,880	90,576	90,604
Additional paid-in capital	77,489	76,861
Accumulated other comprehensive income:
Cumulative currency translation adjustment	32,546	30,662
Unrealized loss on equity securities	(57)	(20)
Accumulated deficit	(118,679)	(97,844)
Total Shareholders’ Equity	81,875	100,263
Total Liabilities and Shareholders’ Equity	$159,610	$182,256

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues	$73,633	$97,642	$151,288	$209,661
Cost of revenues	61,649	82,961	130,824	178,237
Gross margin	11,984	14,681	20,464	31,424

Operating expenses:
Marketing and sales	9,442	12,871	19,086	27,436
Research and development	3,905	4,492	7,966	9,324
General and administrative	4,770	6,210	10,308	11,703
Restructuring costs	2,050	850	4,450	1,925
	20,167	24,423	41,810	50,388

Loss from operations	(8,183)	(9,742)	(21,346)	(18,964)

Other income (expense):
Interest expense	(122)	(97)	(187)	(204)
Interest income	676	569	1,425	1,085
Other, net	(195)	(3,243)	(580)	(10,655)
	359	(2,771)	658	(9,774)
Loss before income taxes	(7,824)	(12,513)	(20,688)	(28,738)
Provision (benefit) for income taxes	(36)	318	147	450
Net loss	$(7,788)	$(12,831)	$(20,835)	$(29,188)

Basic and diluted net loss per share	$(0.20)	$(0.32)	$(0.52)	$(0.74)

Shares used in basic and diluted per share calculations:	39,700	39,636	39,697	39,627

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(20,835)	$(29,188)
Adjustments to reconcile net loss to net cash flows (used in) operating activities:
Depreciation and amortization	2,491	1,393
Stock-based compensation	600	687
Gain on sale of property and equipment	(3)	(680)
Gain on sale of marketable securities	—	(809)
Deferred income taxes	(5)	192
Non-cash write–down of cost based investments	—	7,454
Non-cash write–down of equity method investments	—	2,106
Other non-cash (income) expense	(309)	2,116
(Increase) decrease in:
Restricted cash	(389)	(7,936)
Accounts receivable	4,468	9,223
Related party accounts receivable	—	(555)
Inventories	7,415	16,032
Consigned inventories	(525)	2,982
Income taxes receivable	(68)	—
Other current assets	3,556	406
Increase (decrease) in:
Accounts payable	766	(3,098)
Related party accounts payable	(281)	(1,196)
Payroll and related benefits payable	(983)	(955)
Marketing incentives payable, accrued warranty and other current liabilities	(4,971)	(1,019)
Other long-term liabilities	841	(110)
Net cash used in operating activities	(8,232)	(2,955)

Cash flows from investing activities:
Purchase of marketable securities	—	—
Maturities of marketable securities	—	8,873
Proceeds on sale of marketable securities	—	878
Payments for purchase of property and equipment	(2,199)	(3,233)
Proceeds from sale of property and equipment	3	5,279
Dividend payments received from joint ventures	—	1,000
Other assets, net	16	554
Net cash provided by (used in) investing activities	(2,180)	13,351

Cash flows from financing activities:
Proceeds from sale of common stock	—	131
Net cash provided by financing activities	—	131

Effect of exchange rate on cash	1,095	3,782
Increase (decrease) in cash and cash equivalents	(9,317)	14,309

Cash and cash equivalents:
Beginning of period	53,716	53,105
End of period	$44,399	$67,414

Supplemental Cash Flow Information:
Cash paid during the period for interest	$155	$194
Cash paid (refunded) during the period for income taxes	$187	(27)

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

Note 2.  Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	June 30, 2007	December 31, 2006
Lamps and accessories	$2,565	$2,186
Service inventories	6,973	8,537
Finished goods	19,933	26,110
Total non-consigned inventories	$29,471	$36,833

Consigned finished good inventories	$3,799	$3,274

Total inventories	$33,270	$40,107

We classify our inventory in four categories: lamps and accessories, service inventories, finished goods and consigned finished goods inventories. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can be either sold as new or can be consumed in service repair activities. Service inventories consist of service parts held for warranty or out of warranty customer repair activities, remanufactured projectors and projectors in the process of being repaired. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $6.0 million and $7.7 million as of June 30, 2007 and December 31, 2006, respectively.

Note 3. Earnings Per Share

Since we were in a loss position for the three and six-month periods ended June 30, 2007 and 2006, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive include the following (in thousands):

	Three and Six Months Ended June 30,
	2007	2006
Stock Options	3,121	4,975
Restricted Stock	867	148
Total Securities	3,988	5,123

Note 4.  Comprehensive Loss

Comprehensive loss includes foreign currency translation gains and unrealized losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive loss for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net loss	$(7,788)	$(12,831)	$(20,835)	$(29,188)
Foreign currency translation gains	502	3,429	1,884	5,124
Net unrealized loss on equity securities	(8)	(102)	(37)	(197)
Unrealized (gain) loss realized during period	—	261	—	(548)
Total comprehensive loss	$(7,294)	$(9,243)	$(18,988)	$(24,809)

Note 5.  Stock-Based Compensation

Stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenues	$88	$34	$121	$75
Marketing and sales	105	122	196	264
Research and development	50	48	87	93
General and administrative	108	109	196	255
	$351	$313	$600	$687

In the first quarter of 2006, we issued performance stock options to certain employees under the 1998 Stock Incentive Plan. Performance stock options are a form of option award in which the number of options that ultimately vest depends on our performance against specified performance targets. The performance period for the options issued in the first quarter of 2006 was January 1, 2006 through December 31, 2006. At the end of the performance period, the performance targets were not achieved and, accordingly, in the first quarter of 2007, stock options potentially exercisable for 312,800 shares with a weighted average exercise price of $3.95 per share were cancelled.

On May 31, 2007, the Compensation Committee of the Board of Directors authorized the issuance of 809,300 restricted shares to current non-temporary employees under the 1998 Stock Incentive Plan.  The restricted shares vest 100% one year from date of grant contingent upon the employee’s continuous employment over that period.  The fair market value of our common stock on the date of grant was $2.46 per share.  The value of the 809,300 restricted shares was $2.0 million and is being amortized over the one-year vesting period.

Also on May 31, 2007, the Compensation Committee of the Board of Directors authorized the issuance of 65,000 performance restricted shares and 200,000 stock options to our executive officers. The vesting of the performance restricted share awards is contingent upon the achievement of operating income goals for the fourth quarter of 2007 and the second quarter of 2008. At the end of the performance period, if the performance targets are met, each performance share will fully vest on July 31, 2008. If one of the two specified performance goals is achieved, each performance share will vest as to 50% of the total shares on July 31, 2008 and, if neither performance goal is achieved, the shares will be cancelled.  The 200,000 stock options granted on May 31, 2007 vest 25% on the first anniversary of the grant date and 1/48th per month thereafter over the remaining three years, subject to the executive’s continued employment during the vesting period. Of the performance restricted shares and the stock options issued, 25,000 and 75,000, respectively, cancelled on July 2, 2007 in connection with the departure of our Chief Financial Officer on that date. The value of the performance restricted shares and the stock options, net of the effect of those cancelled, was $0.1 million and $0.1 million, respectively, and is being recognized over the vesting period of the awards.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2007	2006
Risk-free interest rate	4.54 - -4.93%	4.82 – 5.24%
Expected dividend yield	0%	0%
Expected lives (years)	0.6-4.0	2.9 – 3.9
Expected volatility	31.6 -56.5%	52.1 – 71.1%
Discount for post vesting restrictions	0%	0%

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

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organization also tracks costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the warranty accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.6 million and $2.7 million, respectively, at June 30, 2007 and December 31, 2006, and was included in other current liabilities on our consolidated balance sheets. Our warranty accrual at June 30, 2007 totaled $12.4 million, of which $8.4 million was classified as a component of current liabilities and $4.0 million was classified as other long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the warranty liability for the six months ended June 30, 2007 and 2006 (in thousands)

	Six Months Ended June 30,
	2007	2006
Warranty accrual, beginning of period	$13,049	$13,767
Reductions for warranty payments made	(4,267)	(9,721)
Warranties issued	5,125	6,550
Adjustments and changes in estimates	(1,557)	3,221
Warranty accrual, end of period	$12,350	$13,817

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At June 30, 2007, we had one outstanding letter of credit totaling $20 million, which expired on August 2, 2007. The letter of credit was subsequently amended with a new expiration date of November 2, 2007. This letter of credit secures our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $21.1 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remaining restricted cash, cash equivalents and marketable securities of $1.7 million at June 30, 2007 secures our merchant credit card processing account, deposits for building leases and deposits for value added taxes in certain foreign jurisdictions.

Note 8. Line of Credit Amendment and Waiver

We have a $15 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) that expires on August 31, 2007. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable. As of June 30, 2007 there were no borrowings outstanding under the agreement and we were in compliance with all financial covenants.

Note 9. Restructuring

In the three and six-month periods ended June 30, 2007, we incurred restructuring charges totaling $2.1 million and $4.5 million, respectively. The charge of $2.1 million in the second quarter of 2007 was primarily related to severance costs for headcount reductions and the charge in the first quarter of 2007 of $2.4 million was primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations. A portion of the $2.1 million charge recorded in the second quarter of 2007 for severance costs was related to a shift in our research and development model to outsource more of the design functions to our contract manufacturers, which allows us to reduce necessary in-house research and development resources.

At June 30, 2007, we had $4.2 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of the second quarter of 2008 and the lease loss to be paid over the related lease terms through 2009, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2006	2007 Charges	2007 Amounts Paid	Accrual at June 30, 2007
Severance and related costs	$1,492	$2,265	$(1,369)	$2,388
Lease loss reserve	2,114	2,185	(2,630)	1,669
Other	190	—	(50)	140
Total	$3,796	$4,450	$(4,049)	$4,197

Total restructuring charges in the three and six-month periods ended June 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Severance and related costs	$1,980	$850	$2,265	$850
Lease loss reserve	70	—	2,185	808
Other	—	—	—	267
	$2,050	$850	$4,450	$1,925

Note 10. Other, net

Other, net included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized gain/(loss) on equity securities	$—	$(266)	$—	$542
Income/(loss) related to the profits of Motif, 50-50 joint venture	4	(200)	312	924
Expense related to losses of SMT, 50-50 joint venture	—	(1,147)	—	(2,709)
Write-down of equity method investment in SMT, 50-50 joint venture	—	(2,106)	—	(2,106)
Losses related to foreign currency transactions	(179)	(155)	(833)	(503)
Write-down of cost-based investments in technology companies	—	—	—	(7,474)
Gain on sale of land	—	636	—	636
Other	(20)	(5)	(59)	35
	$(195)	$(3,243)	$(580)	$(10,655)

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

As a result of the implementation of Interpretation No. 48, there was no change in the liability for unrecognized tax benefits, and no adjustments were made to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $0.2 million, the disallowance of which would not materially affect the annual effective income tax rate.

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

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption and June 30, 2007, we had $0.3 million accrued for interest and penalties.

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

We are currently in the process of working towards final settlement with Shanghai Customs and do not expect any further return of our deposit in future periods.

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

Overview

Gross margins improved to 16.3% on revenues of $73.6 million for the second quarter of 2007 compared to gross margins of 10.9% on revenues of $77.7 million in the first quarter of 2007.  Revenues in the second quarter of 2007 were down 5.3% compared to the first quarter of 2007, which was due to a 20.7% decrease in projector units shipped, offset by a 17.5% increase in average selling prices (“ASPs”).  A total of 72,000 projectors were sold in the second quarter of 2007 compared to 91,000 units sold in the first quarter of 2007. The decrease in projector units shipped in the second quarter of 2007 compared to the first quarter of 2007 was attributable to lower volumes of end of life product sales in the second quarter as we successfully transitioned customers to better featured entry level meeting room products.  In the first quarter of 2007, we focused sales efforts on the IN24 and IN26 entry level meeting room products in order to deplete existing inventory and prepare to transition customers to the higher margin IN24+ and IN26+ that began shipping near the end of the first quarter of 2007.  Projector ASPs were positively impacted by the shift in the mix of products sales in the second quarter of 2007 towards the better featured and higher margin meeting room and mobile products.

Operating expenses, excluding charges for restructuring, in the second quarter of 2007 were $18.1 million compared to $19.2 million in the first quarter of 2007. The reduction in operating expense of $1.1 million in the second quarter of 2007 compared to the first quarter of 2007 was attributed to continued focus on reducing our cost structure and reduced expenses associated with the evaluation of strategic alternatives. Operating expenses in the second quarter of 2007 included $0.1 million of costs associated with strategic alternatives compared to $0.8 million in the first quarter of 2007. Operating expenses in the first and second quarters of 2007 included costs related to our retention bonus program of $0.6 million and $0.2 million, respectively, and stock based compensation of $0.2 million and $0.3 million, respectively.

We recorded a restructuring charge of $2.1 million and $4.5 million, respectively, in the three and six-month periods ended June 30, 2007. The charge of $2.1 million in the second quarter of 2007 primarily related to anticipated severance costs for headcount reductions as we continue to focus on reducing our operating expenses. A portion of the $2.1 million charge recorded in the second quarter of 2007 for severance costs was related to a shift in our research and development model to outsource more of the design functions to our contract manufacturers, which allows us to reduce necessary in-house research and development resources.  The majority of the charge of $2.4 million in the first quarter of 2007 related to estimated lease losses for facilities at our corporate headquarters location and various European facilities locations that were vacated or partially vacated in the first quarter of 2007. In addition, a portion of the first quarter 2007 charge was related to severance costs for headcount reductions.

We finished the second quarter of 2007 with $67.3 million of cash, restricted cash and marketable securities and had no outstanding borrowings. The decrease in cash, restricted cash and marketable securities of $9.0 million in the first six months of 2007 was primarily attributed to our net loss during the period, partially offset by positive changes in working capital cash flows from reductions in accounts receivable and inventory.

During the second quarter of 2007, we experienced a number of changes in executive management and also made a number of changes to our Board of Directors.

Effective May 15, 2007, Mr. Kyle Ranson was no longer employed as our President and Chief Executive Officer and he resigned from our Board of Directors.  Also effective May 15, 2007, Mr. Joseph O’Sullivan, our Vice President of Global Operations and General Manager Asia Sales, was named Acting Chief Operating Officer with responsibility for our day to day operations.  On June 16, 2007, Mr. Roger Rowe notified the Board of Directors of his resignation as our Chief Financial Officer effective July 2, 2007.  In response to Mr. Rowe’s resignation as Chief Financial Officer, on June 15, 2007, we entered into an interim Executive Services Agreement (the “Agreement”) with Tatum, LLC (“Tatum”).  In connection with the Agreement, Mr. Mark Perry was appointed Interim Chief Financial Officer upon Mr. Rowe’s departure.

On February 23, 2007, we entered into a Settlement Agreement with Caxton Associates L.L.C. (“Caxton”), our largest shareholder. Under the Settlement Agreement, we agreed to appoint up to two Caxton designees to our Board of Directors if we did not publicly announce a definitive agreement for a sale, merger, or other business combination by April 13, 2007. On April 17, 2007, we appointed Caxton designees Bernard T. Marren and John D. Abouchar to our Board of Directors.  On June 5, 2007, we entered into a Shareholders Agreement (the “Shareholder Agreement”) with Caxton regarding composition of the Board of Directors and nominations for the election of directors at our 2007 Annual Meeting of Shareholders, which was held on July 31, 2007.  Pursuant to the Shareholder Agreement, we allowed Caxton to name two additional directors to the Board of Directors.  On June 6, 2007, we appointed Caxton designees Bruce Berkoff and Robert B. Ladd to our Board of Directors.

Pursuant to the Shareholder Agreement, we nominated the four Caxton designees and Messrs. Mike Hallman and Peter Behrendt for election to the Board of Directors at our Annual Meeting of Shareholders which was held on July 31, 2007.  Each of these nominees was elected to the Board by the shareholders during this meeting bringing the current number of directors to six.  Upon the hiring of a permanent Chief Executive Officer and his/her expected appointment as a director, our Board of Directors will consist of seven members.

Results of Operations

	Three Months Ended June 30,(1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$73,633	100.0%	$97,642	100.0%
Cost of revenues	61,649	83.7	82,961	85.0
Gross margin	11,984	16.3	14,681	15.0

Operating expenses:
Marketing and sales	9,442	12.8	12,871	13.2
Research and development	3,905	5.3	4,492	4.6
General and administrative	4,770	6.5	6,210	6.4
Restructuring costs	2,050	2.8	850	0.9
	20,167	27.4	24,423	25.0
Loss from operations	(8,183)	(11.1)	(9,742)	(10.0)
Other income (expense):
Interest expense	(122)	(0.2)	(97)	(0.1)
Interest income	676	0.9	569	0.6
Other, net	(195)	(0.3)	(3,243)	(3.3)
Loss before income taxes	(7,824)	(10.6)	(12,513)	(12.8)
Provision (benefit) for income taxes	(36)	—	318	0.3
Net loss	$(7,788)	(10.6)%	$(12,831)	(13.1)%

	Six Months Ended June 30, (1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$151,288	100.0%	$209,661	100.0%
Cost of revenues	130,824	86.5	178,237	85.0
Gross margin	20,464	13.5	31,424	15.0

Operating expenses:
Marketing and sales	19,086	12.6	27,436	13.1
Research and development	7,966	5.3	9,324	4.4
General and administrative	10,308	6.8	11,703	5.6
Restructuring costs	4,450	2.9	1,925	0.9
	41,810	27.6	50,388	24.0
Loss from operations	(21,346)	(14.1)	(18,964)	(9.0)
Other income (expense):
Interest expense	(187)	—	(204)	(0.1)
Interest income	1,425	0.9	1,085	0.5
Other, net	(580)	(0.4)	(10,655)	(5.1)
Loss before income taxes	(20,688)	(13.7)	(28,738)	(13.7)
Provision for income taxes	147	0.1	450	0.2
Net loss	$(20,835)	(13.8)%	$(29,188)	(13.9)%

(1)             Percentages may not add due to rounding.

Revenues

Revenues decreased $24.0 million, or 24.6%, and $58.4 million, or 27.8%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006.

The decreases in revenue in the 2007 periods compared to the 2006 periods were due primarily to the following:

•                  a 12,000 unit and 15,000 unit decrease, respectively, in total projector units sold to 72,000 units and 163,000 units in the three and six-month periods ended June 30, 2007 compared to 84,000 units and 178,000 units, respectively, in the comparable periods of 2006; and

•                  a 9.7% and 20.1% decrease, respectively, in the 2007 periods compared to the 2006 periods in average projector selling prices (“ASPs”), due to both lower overall pricing across various products and, in the first quarter of 2007, a shift in mix towards sales of our lower margin entry level meeting room and home products. In the first quarter of 2007, we experienced increased sales of our IN24 and IN26 products as we worked to deplete existing inventory in order to transition the market to the higher margin and better featured IN24+ and IN26+. Also contributing to the ASP decline in the 2007 periods was increased unit sales of the IN72 entry level home entertainment product. We aggressively sold a large quantity of the IN72 product to deplete existing inventory as the product moved to end of life.

We also experienced a decrease of $4.0 million in revenue in the second quarter of 2007 compared to the first quarter of 2007, primarily due to a 20.7% decrease in projector units shipped. The decline in projector units shipped was partially offset by an increase in projector ASP of 17.5%, which led to increased gross margins in the second quarter of 2007 of 16.3% compared to gross margins in the first quarter of 2007 of 10.9%. The increased ASPs and gross margins for the second quarter of 2007 were due to the product mix improvements recognized in the second quarter of 2007.

Geographic Revenues

Revenues by geographic area and as a percentage of total revenue were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
United States	$45,594	61.9%	$67,522	69.1%	$89,737	59.3%	$131,210	62.5%
Europe	15,808	21.5%	19,301	19.8%	36,845	24.4%	45,690	21.8%
Asia	8,162	11.1%	5,856	6.0%	17,084	11.3%	15,223	7.3%
Other	4,069	5.5%	4,963	5.1%	7,622	5.0%	17,538	8.4%
	$73,633		$97,642		$151,288		$209,661

United States revenues in the three and six-month periods ended June 30, 2007 were down 32.5% and 31.6%, respectively, compared to the same periods of 2006. These decreases were primarily due to declines in unit sales of 24.4% and 9.5%, respectively, and declines in ASPs of 10.6% and 24.4%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. The ASP decline in the six-month period ended June 30, 2007 compared to the same period of 2006 was affected by the large volume of entry level meeting room and home entertainment product sales in the first quarter of 2007.

European revenues in the three and six-month periods ended June 30, 2007 were down 18.1% and 19.4%, respectively, compared to the same periods of 2006. These decreases were primarily due to declines in ASPs of 18.5% and 16.2%, respectively, in the three and six-month periods ended June 30, 2007 and unit shipments that were flat and down 3.8%, respectively in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006.

Asian revenues in the three and six-month periods ended June 30, 2007 were up 39.4% and 12.2%, respectively, compared to the same periods of 2006. Asian revenues held strong in the first six months of 2007 compared to the first six months of 2006 as we focused more of our sales efforts in this region and unit sales and market share increased. The increases in unit sales were offset by decreases in ASPs.

Other revenues primarily consist of sales in Canada and Latin America.  Other revenues in the three and six-month periods ended June 30, 2007 were down 18.0% and 56.5%, respectively, compared to the same periods of 2006.  Unit sales declined 28.7% and 54.3%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. The primary driver of the declines in revenues and units in the comparable periods was the sale of 8,500 units, which resulted in $6.2 million of revenue, in the first quarter of 2006 related to an education tender order in Mexico that did not reoccur in 2007.  The declines in revenue and units were impacted by an increase in ASPs of 14.9% in the three month period ended June 30, 2007 and a decrease in ASPs of 4.6% in the six-month period ended June 30,2007 compared to the same periods of 2006.

Backlog

At June 30, 2007, we had backlog of approximately $4.2 million, compared to approximately $9.5 million at December 31, 2006. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2007. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margins

We achieved gross margins of 16.3% and 13.5%, respectively, in the three and six-month periods ended June 30, 2007, compared to 15.0% in both the three and six-month periods ended June 30, 2006 and 10.9% in the first quarter of 2007.

The improvement in gross margins in the second quarter of 2007 compared to the second quarter of 2006 was due primarily to the following:

•                  product mix shift to higher resolution and margin generating products;

•                  efficiencies achieved within our supply chain, including the reduction of inventory in order to better match the timing of product costs with revenues;

•                  introduction of new products with improved gross margins; and

•                  a $0.8 million charge for inventory write-downs during the three months ended June 30, 2007 compared to a charge of $1.4 million in the three month period ended June 30, 2006.

These improvements were offset by the following in the six-month period ended June 30, 2007 compared to the same period of the prior year:

•                  a mix shift in the first quarter of 2007 towards entry level meeting room and home entertainment products with lower margins as described above;

•                  price reductions across our product portfolio; and

•                  a $2.4 million charge for inventory write-downs during the six-month period ended June 30, 2007 and a charge of $3.0 million in the comparable period of 2006.

We also continue to focus on improving our gross margins through managing the mix of products sold and continuing to improve our supply chain efficiencies by working closely with our contract manufacturers to control product costs and reduce product freight, handling and storage costs.

Marketing and Sales Expense

Marketing and sales expense decreased $3.5 million, or 27.1%, to $9.4 million in the three-month period ended June 30, 2007 compared to $12.9 million in the same period of 2006 and decreased $8.3 million, or 30.3%, to $19.1 million in the six-month period ended June 30, 2007 compared to $27.4 million in the same period of 2006.

The decreases in marketing and sales expense were primarily due to a reduced cost structure related to our previous restructuring activities, which included reductions in personnel related costs and other discretionary spending. We also achieved decreases in overall spending for sales and marketing programs and advertising related spending. Also contributing to the decreases was a reduction in the amount of IT and facilities expenses attributable to sales and marketing. As overall IT and facilities expenses have decreased, allocations to other functional areas have decreased proportionately. Offsetting these factors was a $0.5 million charge in the second quarter of 2007 related to the impairment of a trade show booth that was adjusted to estimated fair market value.  In addition, the six-month periods ended June 30, 2007 and 2006 included $196,000 and $264,000, respectively, of stock-based compensation expense.

Research and Development Expense

Research and development expense decreased $0.6 million, or 13.3%, to $3.9 million in the three-month period ended June 30, 2007 compared to $4.5 million in the same period of 2006 and decreased $1.3 million, or 14.0%, to $8.0 million in the six-month period ended June 30, 2007 compared to $9.3 million in the same period of 2006.

These decreases were primarily due to a reduced cost structure related to our previous restructuring activities, including a decrease in personnel related costs and other discretionary spending due to a shift in our research and development model to outsource more of the design functions to our contract manufactures, which allows us to reduce necessary in-house research and development resources.  In the future, our remaining internal research and development group will be focused on advanced development and the design work related to our core projection will be outsourced.  In addition, the six-month periods ended June 30, 2007 and 2006 included $87,000 and $93,000, respectively, of stock-based compensation expense.

General and Administrative Expense

General and administrative expense decreased $1.4 million, or 22.6%, to $4.8 million in the three-month period ended June 30, 2007 compared to $6.2 million in the same period of 2006 and decreased $1.4 million, or 12.0%, to $10.3 million in the six-month period ended June 30, 2007 compared to $11.7 million in the same period of 2006.

Included in general and administrative expense in the three and six-month periods ended June 30, 2007 was $0.1 million and $0.9 million, respectively, of costs incurred for various external advisors engaged as part of our strategic alternatives evaluation process. Included in general and administrative expense in the three and six-month periods ended June 30, 2006 was $1.1 million and $1.8 million, respectively, of costs related to our audit committee investigations. We also realized decreased overall spending in the 2007 periods compared to the 2006 periods as a result of our previous restructuring activities.  In addition, the six-month periods ended June 30, 2007 and 2006 included $196,000 and $255,000, respectively, of stock-based compensation expense.

Restructuring

In the three and six-month periods ended June 30, 2007, we incurred restructuring charges totaling $2.1 million and $4.5 million, respectively. The charge of $2.1 million in the second quarter of 2007 was primarily for severance costs and the charge in the first quarter of 2007 of $2.4 million was primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations.  A portion of the $2.1 million charge recorded in the second quarter of 2007 for severance costs was related to a shift in our research and development model to outsource more of the design functions to our contract manufacturers, which allows us to reduce necessary in-house research and development resources.

In the three and six-month periods ended June 30, 2006, we incurred restructuring charges totaling $0.9 million and $1.9 million, respectively. Of the $1.9 million, approximately $1.1 million related to international facility consolidation activities that were completed during the first quarter of 2006. The second quarter 2006 charge related to severance for former InFocus employees terminated by SMT during that quarter. We were contractually responsible for severance costs for their past service with InFocus.

At June 30, 2007, we had $4.2 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. See further detail in Note 9 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income in the three and six-months ended June 30, 2007 increased to $0.7 million and $1.4 million, respectively, compared to $0.6 and $1.1 million respectively, in the comparable periods of 2006. These increases were primarily due to increased interest rates during the 2007 periods compared to the 2006 periods. Other, net included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Realized gain/(loss) on equity securities	$—	$(266)	$—	$542
Income/(loss) related to the profits of Motif, 50-50 joint venture	4	(200)	312	924
Expense related to losses of SMT, 50-50 joint venture	—	(1,147)	—	(2,709)
Write-down of equity method investment in SMT, 50-50 joint venture	—	(2,106)	—	(2,106)
Losses related to foreign currency transactions	(179)	(155)	(833)	(503)
Write-down of cost-based investments in technology companies	—	—	—	(7,474)
Gain on sale of land	—	636	—	636
Other	(20)	(5)	(59)	35
	$(195)	$(3,243)	$(580)	$(10,655)

Income Taxes

Income tax expense in the first half of 2007 and 2006 primarily represents income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash and cash equivalents, marketable securities and restricted cash were $67.3 million at June 30, 2007. At June 30, 2007, we had working capital of $80.7 million, which included $44.4 million of unrestricted cash and cash equivalents. The current ratio at June 30, 2007 and December 31, 2006 was 2.1 to 1 and 2.2 to 1, respectively.

We sustained an operating loss of $21.3 million in the first six months of 2007, contributing to a decrease in net working capital of $17.6 million for the period. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We currently have a $15 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to finance future working capital requirements. On March 28, 2007, we entered into an amendment to extend the maturity date of the credit facility to August 31, 2007 and re-set future financial covenants. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable. The credit agreement contains certain covenants. As of June 30, 2007, we were in compliance with all covenants and no amounts were outstanding under this credit facility.

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

At June 30, 2007, we had one outstanding letter of credit totaling $20 million, which expired on August 2, 2007. The letter of credit was subsequently amended with a new expiration date of November 2, 2007. This letter of credit secures our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $21.1 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $1.7 million secures our merchant credit card processing account, and deposits for building leases and value added taxes in foreign jurisdictions.

Accounts receivable decreased $3.7 million to $46.4 million at June 30, 2007 compared to $50.1 million at December 31, 2006. The decrease in the accounts receivable balance was primarily due to lower sales in the second quarter of 2007 compared to the fourth quarter of 2006. Offsetting the impact on the accounts receivable balance for lower sales in the second quarter of 2007 compared to the first quarter of 2007, was an increase in days sales outstanding to 57 days at June 30, 2007 compared to 54 days at December 31, 2006.

Total inventories, including consigned inventories, decreased $6.8 million to $33.3 million at June 30, 2007 compared to $40.1 million at December 31, 2006. During the first six months of 2007, we continued to work closely with our contract manufacturers to better align incoming product levels with expected sales needs in order to allow us to reduce finished goods inventory. Finished goods inventory, including inventory held on consignment until sold, decreased $5.6 million during the first six months of 2007. Service inventories, which consist of lamps and accessories, service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired, were reduced $1.2 million during the first six months of 2007. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At June 30, 2007 and December 31, 2006, we had approximately 4 weeks of inventory in the Americas channel. Annualized inventory turns were approximately 7 times for the quarter ended June 30, 2007 and 7 times for each of the two previous quarters.

Other current assets decreased $3.2 million to $7.5 million at June 30, 2007 compared to $10.7 million at December 31, 2006. Decreases in miscellaneous receivables for cooperative advertising and other non-trade accounts receivable related activity accounted for $2.4 million of the decline. In addition, prepaid expenses decreased $1.3 million due to the timing of payments for insurance policies and a reduction of prepaid tradeshow expense.

Expenditures for property and equipment totaled $2.2 million in the first six months of 2007 and were primarily for purchases of product tooling. Total expenditures for property and equipment are expected to be between $4 million and $6 million in 2007.

Related party accounts payable decreased $0.3 million to $1.6 million at June 30, 2007 compared to $1.9 million at December 31, 2006 and represent outstanding payables to SMT primarily for the purchase of projectors.

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the second and third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Acting Chief Operating Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Acting Chief Operating Officer and our Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Acting Chief Operating Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management does not expect that our disclosure controls and procedures will prevent and detect all errors and fraud.  Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute assurance, that its objectives will be met.  Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.

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

We are currently in the process of working towards final settlement with Shanghai Customs and do not expect any further return of our deposit in future periods.

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

We sustained an operating loss of $21.3 million and $49.8 million, respectively; during the six-month period ended June 30, 2007 and the year ended December 31, 2006, contributing to a decrease in net working capital of $17.6 million and $42.1 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

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

We have outsourced the manufacturing of our products to third party manufacturers. We rely on our contract manufacturers to procure components, provide spare parts in support of our warranty and customer service obligations, and in some cases, subcontract engineering work. We generally commit the manufacturing of each product platform to a single contract manufacturer.  In addition, going forward, we will be placing more reliance on our contract manufacturers for design activities related to our core projection products, as we move to having a larger percentage of our research and development work outsourced.

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

•                  Potential loss of differentiation in our products compared to our competitors;

•                  Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•                  Reduced control over the availability of our products.

Our contract manufacturers are primarily located in Asia and may be subject to disruption by natural disasters, as well as political, social or economic instability. The temporary or permanent loss of the services of any of our primary contract manufacturers could cause a significant disruption in our product supply chain and operations and delays in product shipments. In addition, we do not have long-term contracts with any of our third-party contract manufacturers and these contracts are terminable by either party on relatively short notice.

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

The market in which we compete is subject to technological advances with continual new product releases and aggressive price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product is sold is generally referred to as the average selling price. In order to sell products that have a declining average selling price and still maintain our gross margins, we need to continually reduce our product costs. To manage product-sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully monitor the price paid by our contract manufacturers for the significant components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with improved features and increased performance at lower costs in order to maintain our overall gross margins. Our inability to successfully manage these factors could reduce revenues or result in declining gross margins.  In addition, our increased reliance on our contract manufacturers for design and development work could enhance the risks described above.

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

Advances in product technology require continued investment in research and development and product engineering to maintain our market position. There are no guarantees that such investment will result in the right products being introduced to the market at the right time.   In addition, our increased reliance on our contract manufacturers for design and development work could enhance the risks described above.

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

SMT, our 50-50 joint venture with TCL Corporation, has not been successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the settlement of its outstanding liabilities. At June 30, 2007, the majority of SMT employees had been laid off and only those employees working on the wind-down of the company remained.  During 2006, we completely wrote off our initial investment in SMT and also recorded a charge for our share of estimated additional wind-down costs. There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

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

Revenues outside the United States accounted for approximately 41% of our revenues in the first six months of 2007, 36% of our revenues in 2006 and 38% of our revenues in 2005. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

In order to compete, we must attract, retain and motivate key employees, including those in managerial, operations, engineering, service, sales, marketing, and support positions. Hiring and retaining qualified employees in all areas of the company is critical to our business. Each of our employees is an “at will employee” and may terminate his/her employment without notice and without cause or good reason.  As a result of our announcement in October 2006 that our Board of Directors was exploring strategic alternatives for the company, we implemented a retention bonus program for all employees. The retention bonus program paid a bonus to employees who remained with us through April 30, 2007, which totaled $1.4 million. On May 31, 2007, the Compensation Committee of the Board of Directors authorized the issuance of 809,300 restricted shares to current non-temporary employees under the 1998 Stock Incentive Plan.  The restricted shares vest 100% one year from date of grant contingent upon the employee’s continuous employment over that period.  The fair market value of our common stock on the date of grant was $2.46 per share.  The value of the 809,300 restricted shares was $2.0 million and is being amortized over the one-year vesting period.  The compensation committee of our Board of Directors is continually evaluating additional actions that may be necessary to attract, retain and motivate our employees.

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

Effective May 15, 2007, Mr. Kyle Ranson was no longer employed as our President and Chief Executive Officer and he resigned from our Board of Directors.  Also effective May 15, 2007, Mr. Joseph O’Sullivan, our Vice President of Global Operations and General Manager Asia Sales, was named Acting Chief Operating Officer with responsibility for our day to day operations

On June 16, 2007, Mr. Roger Rowe notified the Board of Directors of his resignation as our Chief Financial Officer, effective July 2, 2007. In response to Mr. Rowe’s resignation as Chief Financial Officer, on June 15, 2007, we entered into an Interim Executive Services Agreement (the “Agreement”) with Tatum, LLC (“Tatum”). In connection with the Agreement, Mr. Mark Perry was appointed Interim Chief Financial Officer.

Changes at the executive officer level may cause delays in achieving our operational goals and plans as new individuals learn the business.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 7, 2007	INFOCUS CORPORATION

		By:	/s/ Mark H. Perry
Mark H. Perry
Interim Chief Financial Officer
(Principal Financial Officer)