Form 10-Q
period 2007-09-30
INFOCUS CORP
filed 2007-11-07
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	40,792,163
(Class)	(Outstanding at November 1, 2007)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current Assets:
Cash and cash equivalents	$49,782	$53,716
Marketable securities	52	104
Restricted cash, cash equivalents, and marketable securities	22,875	22,413
Accounts receivable, net of allowances of $5,945 and $6,995	49,968	50,060
Inventories	25,536	36,833
Consigned inventories	2,990	3,274
Other current assets	10,661	10,706
Total Current Assets	161,864	177,106

Property and equipment, net of accumulated depreciation of $23,879 and $19,527	3,116	3,961
Other assets, net	918	1,189
Total Assets	$165,898	$182,256

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$57,812	$50,141
Related party accounts payable	1,624	1,905
Payroll and related benefits payable	1,951	2,220
Marketing incentives payable	3,766	6,629
Accrued warranty	7,400	9,917
Other current liabilities	6,015	8,034
Total Current Liabilities	78,568	78,846

Long-Term Liabilities	4,062	3,147

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 40,798,163 and 39,747,880	90,493	90,604
Additional paid-in capital	78,235	76,861
Accumulated other comprehensive income:
Cumulative currency translation adjustment	36,111	30,662
Unrealized loss on equity securities	(72)	(20)
Accumulated deficit	(121,499)	(97,844)
Total Shareholders’ Equity	83,268	100,263
Total Liabilities and Shareholders’ Equity	$165,898	$182,256

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2007	2006	2007	2006

Revenues	$75,790	$81,231	$227,078	$290,892
Cost of revenues	62,026	70,900	192,850	249,137
Gross margin	13,764	10,331	34,228	41,755

Operating expenses:
Marketing and sales	8,424	12,116	27,510	39,552
Research and development	3,367	3,826	11,333	13,150
General and administrative	5,305	5,198	15,613	16,901
Restructuring costs	225	850	4,675	2,775
Regulatory assessments	—	5,086	—	5,086
	17,321	27,076	59,131	77,464

Loss from operations	(3,557)	(16,745)	(24,903)	(35,709)

Other income (expense):
Interest expense	(154)	(86)	(342)	(290)
Interest income	599	614	2,025	1,699
Other, net	319	(2,915)	(261)	(13,570)
	764	(2,387)	1,422	(12,161)
Loss before income taxes	(2,793)	(19,132)	(23,481)	(47,870)
Provision for income taxes	27	274	174	724
Net loss	$(2,820)	$(19,406)	$(23,655)	$(48,594)

Basic net loss per share	$(0.07)	$(0.49)	$(0.60)	$(1.23)

Diluted net loss per share	$(0.07)	$(0.49)	$(0.60)	$(1.23)

Shares used in per share calculations:
Basic	39,786	39,659	39,682	39,644
Diluted	39,786	39,659	39,682	39,644

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(23,655)	$(48,594)
Adjustments to reconcile net loss to net cash
flows used in operating activities:
Depreciation and amortization	3,444	1,924
Stock-based compensation	1,263	1,019
Gain on sale of property and equipment	(3)	(697)
Gain on sale of marketable securities	—	(809)
Deferred income taxes	7	241
Non-cash write-down of cost based investments	—	7,454
Non-cash write-down of equity method investments	—	3,196
Non-cash regulatory assessment	—	5,086
Non-cash impairment of TUN assets	—	1,452
Other non-cash (income) expense	(722)	1,955
(Increase) decrease in:
Restricted cash	(462)	(9,180)
Accounts receivable	2,402	22,316
Inventories	11,465	10,802
Consigned inventories	284	4,197
Other current assets	1,233	(392)
Increase (decrease) in:
Accounts payable	7,083	(8,723)
Related party accounts payable	(421)	(3,634)
Payroll and related benefits payable	(348)	(246)
Marketing incentives payable, accrued warranty and other current liabilities	(7,361)	(2,852)
Other long-term liabilities	869	(116)
Net cash used in operating activities	(4,922)	(15,601)

Cash flows from investing activities:
Maturities of marketable securities	—	9,223
Proceeds from sale of marketable securities	—	878
Payments for purchase of property and equipment	(2,699)	(4,196)
Proceeds from sale of property and equipment	3	5,279
Dividend payments received from joint venture	1,000	1,000
Other assets, net	37	616
Net cash provided by (used in) investing activities	(1,659)	12,800

Cash flows from financing activities:
Proceeds from sale of common stock	—	131
Net cash provided by financing activities	—	131

Effect of exchange rate on cash	2,647	3,379
Increase (decrease) in cash and cash equivalents	(3,934)	709

Cash and cash equivalents:
Beginning of period	53,716	53,105
End of period	$49,782	$53,814

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

Note 2.  Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximate the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	September 30, 2007	December 31, 2006
Lamps and accessories	$4,435	$2,186
Service inventories	5,378	8,537
Finished goods	15,723	26,110
Total non-consigned inventories	$25,536	$36,833

Consigned finished good inventories	$2,990	$3,274

Total inventories	$28,526	$40,107

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

Note 3. Earnings Per Share

Since we were in a loss position for the three and nine-month periods ended September 30, 2007 and 2006, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive included the following (in thousands):

	Three and Nine Months Ended September 30,
	2007	2006
Stock Options	3,047	4,685
Restricted Stock	1,068	139
Total Securities	4,115	4,824

Note 4.  Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and losses and unrealized gains and losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net loss	$(2,820)	$(19,406)	$(23,655)	$(48,594)
Foreign currency translation gains (losses)	3,565	(713)	5,449	4,411
Net unrealized gain (loss) on equity securities	(15)	10	(52)	(187)
Unrealized gain realized during the period	—	—	—	(548)
Total comprehensive income (loss)	$730	$(20,109)	$(18,258)	$(44,918)

Note 5.  Stock-Based Compensation

Stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenues	$146	$37	$267	$112
Marketing and sales	208	118	404	382
Research and development	147	37	234	130
General and administrative	162	140	358	395
	$663	$332	$1,263	$1,019

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

On September 29, 2007, in connection with the hiring of our new President and Chief Executive Officer, we issued the following stock-based awards:

•                  300,000 shares of restricted stock, which vest as to 25% of the total on the first anniversary of the grant date and as to an additional 1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date. The fair market value of our common stock on the date of grant was $1.70 per share.  Accordingly, the fair value of this restricted stock grant was $0.5 million and is being recognized over the four-year vesting period.

•                  An option exercisable for 500,000 shares of our common stock. This option vests as to 25% of the total on the first anniversary of the grant date and as to an additional 1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date. The fair value of this option, as determined utilizing the Black-Scholes option pricing model, was $0.4 million and is being recognized over the four-year vesting period of the option.

The stock options and restricted stock granted to the new President and Chief Executive Officer described above, are subject to accelerated vesting in certain circumstances upon the occurrence of a change of control of the Company.

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2007	2006
Risk-free interest rate	4.23 - 4.93%	4.59 - 5.24%
Expected dividend yield	0.00%	0.00%
Expected lives (years)	0.6 - 4.2	2.9 - 3.9
Expected volatility	31.6 - 56.5%	52.1 - 71.1%
Discount for post vesting restrictions	0.00%	0.00%

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

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, the warranty period can be longer or shorter than two years. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organization also tracks costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items and freight costs, as well as other costs incidental to warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts, which may be repaired at a factory repair center or through a third party. This data is then used to calculate the warranty accrual based on actual sales for each projector category and remaining warranty periods. For new product introductions, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty accrual could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $2.4 million and $2.7 million, respectively, at September 30, 2007 and December 31, 2006, and was included in other current liabilities on our consolidated balance sheets. Our warranty accrual at September 30, 2007 totaled $11.5 million, of which $7.4 million was classified as a component of current liabilities and $4.1 million was classified as other long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the warranty liability for the nine months ended September 30, 2007 and 2006 (in thousands).

	Nine Months Ended September 30,
	2007	2006
Warranty accrual, beginning of period	$13,049	$13,767
Reductions for warranty payments made	(5,724)	(12,245)
Warranties issued	7,311	9,898
Adjustments and changes in estimates	(3,186)	2,397
Warranty accrual, end of period	$11,450	$13,817

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At September 30, 2007, we had one outstanding letter of credit totaling $20 million, which expired on November 2, 2007. The letter of credit was subsequently amended with a new expiration date of February 2, 2008. This letter of credit secures our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $21.1 million of cash and marketable securities, and, as such, the related cash and marketable securities are reported as restricted on the consolidated balance sheets. The remaining restricted cash, cash equivalents and marketable securities of $1.8 million at September 30, 2007 secures our merchant credit card processing account, deposits for building leases and deposits for value added taxes in certain foreign jurisdictions.

Note 8. Line of Credit Amendments and Waiver

We have a $15 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”). On March 28, 2007, we entered into an amendment to extend the maturity date of the credit facility to August 31, 2007 and re-set future financial covenants. This credit facility was amended again on August 30, 2007 to extend the maturity date to February 28, 2008. This amendment also established certain future financial covenants. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable. As of September 30, 2007 there were no borrowings outstanding under the agreement and we were in compliance with all financial covenants.

Note 9. Restructuring

In the three and nine-month periods ended September 30, 2007, we incurred restructuring charges totaling $0.2 million and $4.7 million, respectively. The charge of $0.2 million in the third quarter of 2007 was for estimated employee severance costs. A charge of $2.1 million in the second quarter of 2007 was primarily related to severance costs for personnel reductions and a charge of $2.4 million in the first quarter of 2007 primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations. A portion of the $2.1 million charge recorded in the second quarter of 2007 for severance costs was related to a shift in our research and development model to outsource more of the design functions to our contract manufacturers, which allows us to reduce necessary in-house research and development resources.

At September 30, 2007, we had $2.9 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of the fourth quarter of 2008, and the lease loss to be paid over the related lease terms through 2009, net of estimated sub-lease rentals.

The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2006	2007 Charges	2007 Amounts Paid	Accrual at September 30, 2007
Severance and related costs	$1,492	$2,490	$(2,356)	$1,626
Lease loss reserve	2,114	2,185	(3,211)	1,088
Other	190	—	(52)	138
Total	$3,796	$4,675	$(5,619)	$2,852

The total restructuring charges in the three and nine-month periods ended September 30, 2007 and 2006 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Severance and related costs	$225	$818	$2,490	$1,668
Lease loss reserve	—	—	2,185	808
Other	—	32	—	299
	$225	$850	$4,675	$2,775

Note 10. Other, net

Other, net included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Realized gain on equity securities	$—	$—	$—	$542
Income related to the profits of Motif, 50-50 joint venture	410	175	722	1,100
Expense related to losses of SMT, 50-50 joint venture	—	—	—	(2,709)
Write-down of equity method investment in SMT, 50-50 joint venture	—	—	—	(2,106)
Charge for estimated costs to wind-down SMT	—	(1,091)	—	(1,091)
Impairment charge related to TUN	—	(1,117)	—	(1,117)
Losses related to foreign currency transactions	(130)	(868)	(963)	(1,372)
Write-down of cost-based investments in technology companies	—	—	—	(7,474)
Recovery of impairment of cost-based investment	202	—	202	—
Gain on sale of land	—	—	—	636
Foreign jurisdiction tax related penalties	(150)	—	(150)	—
Other	(13)	(14)	(72)	21
	$319	$(2,915)	$(261)	$(13,570)

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

As a result of the implementation of Interpretation No. 48, there was no change in the liability for unrecognized tax benefits, and no adjustments were made to the January 1, 2007 balance of retained earnings. As of the date of adoption, our unrecognized tax benefits totaled $0.2 million, the disallowance of which would not materially affect the annual effective income tax rate. Unrecognized tax benefits did not change during the three or nine-month periods ended September 30, 2007.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. federal, state and foreign jurisdictions for various tax periods. The U.S. federal income returns for the years 2005 and forward remain open. Additionally, various state and foreign income tax returns are open to examination and presently several foreign income tax returns are under examination. To our best knowledge we are no longer subject to state and local, or foreign income tax examinations by tax authorities for years before 2002. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters.

The ongoing 2004 tax examination in Norway relates to an operating loss incurred for that year which resulted in a refund claim for prior year taxes paid of approximately $1.8 million. The operating loss was attributable, in part, to the closure of our Fredrikstad facility. We believe the facts and circumstances surrounding the facility closure support our position that it is more likely than not that we will receive the refund. However, it is possible that we could be denied the claimed refund which would have an unfavorable impact on our results of operations in the quarter the decision is finalized.  The Norwegian tax authority assessment board and the appeals assessment board have concluded that the facts and circumstances do not support the ultimate collection of the receivable and our next course of action will be to litigate the case in the Norwegian court system, where we continue to believe it is more likely than not that we will succeed and will receive the refund.

Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of the date of adoption and September 30, 2007, we had $0.3 million accrued for interest and penalties.

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

Our Chinese legal counsel has advised us that the case is now closed, pending resolution of a small interest refund.  We expect full closure with Shanghai Customs in the fourth quarter of 2007.

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

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. EITF 07-3 is applicable prospectively to new contractual arrangement entered into in fiscal years beginning after December 15, 2007. We are currently analyzing the effects of adopting EITF 07-3, but do not anticipate it having a material effect on our financial position or results of operations

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Company Profile

InFocus Corporation is the industry pioneer and a worldwide leader in digital projection technology. We have over twenty years of innovative experience allowing us to constantly improve our product offerings and deliver a compelling immersive visual experience in home entertainment, business and education environments. Our products include projectors and related accessories for use in the conference room, board room, auditorium, classroom and living room. With one of the largest installed bases of projectors in the industry, we are also the most recognized brand in the U.S. projector market according to TFCinfo.

Overview

Gross margin percentage improved to 18.2% on revenues of $75.8 million in the third quarter of 2007 compared to 16.3% on revenues of $73.6 million for the second quarter of 2007 and 12.7% on revenues of $81.2 million in the third quarter of 2006. Revenues in the third quarter of 2007 were up 2.9% compared to the second quarter of 2007, which was due to an 18% increase in projector units shipped, offset by an 11% decrease in average selling prices (“ASPs”). A total of 85,000 projectors were sold in the third quarter of 2007 compared to 72,000 in the second quarter of 2007. The increase in projector units shipped in the third quarter of 2007 compared to the second quarter of 2007 was predominantly driven by higher sales of entry-level meeting and classroom products specifically targeted at the education sector. ASPs were negatively impacted by the increase in sales of the lower-priced entry-level products sold during the third quarter of 2007 compared to the second quarter of 2007. Although ASPs declined by approximately 11% in the third quarter of 2007 compared to the second quarter of 2007, our overall gross margin percentage increased by 1.9 percentage points. The improvement in our gross margin percentage in the third quarter of 2007 compared to the second quarter of 2007 was attributable to a continued overall mix shift to higher-margin products and improved variable cost performance, most notably lower costs associated with warranty repair operations.

We began shipping seven new products during the third quarter of 2007 as follows:

•                  our mobile portfolio was upgraded with the addition of the IN10 and IN12, two light and bright projectors for the mobile professional;

•                  in the meeting room segment we began shipping the IN38, a powerful, multipurpose  projector that offers many features of an installation-category projector at a price point of a high-end conference room projector. We also launched the IN42+, an upgrade to our previous generation IN42 which provides a versatile solution to the installation category;

•                  our home theater line was expanded with the IN81 and IN82, our first 1080p high definition projectors, which received immediate acclaim for performance and quality of image; and

•                  the Liteshow II wireless adaptor, which allows projection to be more easily used. The Liteshow II device allows for the streaming of multimedia content from a computer to any projector with a VGA port, without the need for cables.

Operating expenses, excluding charges for restructuring, in the third quarter of 2007 were $17.1 million compared to $18.1 million in the second quarter of 2007. The reduction in operating expense of $1.0 million in the third quarter of 2007 compared to the second quarter of 2007 was attributed to continued efforts to better align our cost structure with our anticipated revenues and profits. Operating expenses in the second and third quarters of 2007 included costs related to stock based compensation of $0.3 million and $0.5 million, respectively.  The increase in stock based compensation in the third quarter of 2007 compared to the second quarter of 2007 was related to the issuance of approximately 800,000 restricted shares to all current non-temporary employees on May 31, 2007. The shares vest over a one year period and the associated compensation expense is amortized over the same period.

In the three and nine-month periods ended September 30, 2007, we incurred restructuring charges totaling $0.2 million and $4.7 million, respectively. The charge of $0.2 million in the third quarter of 2007 was for estimated employee severance costs. A charge of $2.1 million in the second quarter of 2007 was primarily related to severance costs for personnel reductions and a charge of $2.4 million in the first quarter of 2007 primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations. A portion of the $2.1 million charge recorded in the second quarter of 2007 for severance costs was related to a shift in our research and development model to outsource more of the design functions to our contract manufacturers, which allows us to reduce necessary in-house research and development resources.

We finished the third quarter of 2007 with $72.7 million of cash, restricted cash and marketable securities and had no outstanding borrowings. The decrease in cash, restricted cash and marketable securities of $3.5 million in the first nine months of 2007 was primarily attributed to our net loss during the period, partially offset by positive changes in working capital cash flows from inventory, accounts receivable and accounts payable to more closely match the timing of payments to suppliers with receipts from customers for sales activities.

In the third quarter of 2007, we extended the maturity date of our credit facility with Wells Fargo Foothill, Inc. to February 28, 2008.

During the first three quarters of 2007, we experienced a number of changes in executive management and also made a number of changes to our Board of Directors.

Effective May 15, 2007, Mr. Kyle Ranson was no longer employed as our President and Chief Executive Officer and he resigned from our Board of Directors.  Also effective May 15, 2007, Mr. Joseph O’Sullivan, our Vice President of Global Operations and General Manager Asia Sales, was named Acting Chief Operating Officer with responsibility for our day to day operations.

On June 16, 2007, Mr. Roger Rowe notified the Board of Directors of his resignation as our Chief Financial Officer effective July 2, 2007.  In response to Mr. Rowe’s resignation as Chief Financial Officer, on June 15, 2007, we entered into an interim Executive Services Agreement (the “Agreement”) with Tatum, LLC (“Tatum”).  In connection with the Agreement, Mr. Mark Perry was appointed Interim Chief Financial Officer upon Mr. Rowe’s departure. As of this date, Mr. Perry is still serving as Interim Chief Financial Officer.

Effective September 29, 2007, Mr. Robert G. O’Malley began to serve as our President and Chief Executive Officer and as a member of our Board of Directors. From 2005 until his appointment, Mr. O’Malley served as Senior Vice President of marketing at Tech Data Corporation, a distributor of IT hardware, software and services. Mr. O’Malley served as a consultant and in short-term executive positions at various technology companies between 2003 and 2005 and was President, CEO and Chairman of Immersion Corporation between 2000 and 2003.

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

Pursuant to the Shareholder Agreement, we nominated the four Caxton designees and Messrs. Mike Hallman and Peter Behrendt for election to the Board of Directors at our Annual Meeting of Shareholders which was held on July 31, 2007.  Each of these nominees was elected to the Board by the shareholders during this meeting bringing the number of directors to six. Upon the hiring of Mr. O’Malley as discussed above, and his appointment as a director, our Board of Directors consists of seven members.

Results of Operations

	Three Months Ended September 30, (1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$75,790	100.0%	$81,231	100.0%
Cost of revenues	62,026	81.8	70,900	87.3
Gross margin (loss)	13,764	18.2	10,331	12.7

Operating expenses:
Marketing and sales	8,424	11.1	12,116	14.9
Research and development	3,367	4.4	3,826	4.7
General and administrative	5,305	7.0	5,198	6.4
Restructuring costs	225	0.3	850	1.0
Regulatory assessments	—	—	5,086	6.3
	17,321	22.9	27,076	33.3
Loss from operations	(3,557)	(4.7)	(16,745)	(20.6)
Other income (expense):
Interest expense	(154)	(0.2)	(86)	(0.1)
Interest income	599	0.8	614	0.8
Other, net	319	0.4	(2,915)	(3.6)
Loss before income taxes	(2,793)	(3.7)	(19,132)	(23.5)
Provision for income taxes	27	—	274	0.3
Net income (loss)	$(2,820)	(3.7)%	$(19,406)	(23.9)%

	Nine Months Ended September 30, (1)
	2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$227,078	100.0%	$290,892	100.0%
Cost of revenues	192,850	84.9	249,137	85.6
Gross margin	34,228	15.1	41,755	14.4

Operating expenses:
Marketing and sales	27,510	12.1	39,552	13.6
Research and development	11,333	5.0	13,150	4.5
General and administrative	15,613	6.9	16,901	5.8
Restructuring costs	4,675	2.1	2,775	1.0
Regulatory assessments	—	—	5,086	1.7
	59,131	26.0	77,464	26.7
Loss from operations	(24,903)	(11.0)	(35,709)	(12.3)
Other income (expense):
Interest expense	(341)	(0.2)	(290)	(0.1)
Interest income	2,024	0.9	1,699	0.6
Other, net	(261)	(0.1)	(13,570)	(4.7)
Loss before income taxes	(23,481)	(10.3)	(47,870)	(16.5)
Provision for income taxes	174	0.1	724	0.2
Net loss	$(23,655)	(10.4)%	$(48,594)	(16.7)%

(1) Percentages may not add due to rounding.

Revenues

Revenues decreased $5.4 million, or 6.7%, and $63.8 million, or 21.9%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006.

The decreases in revenue in the 2007 periods compared to the 2006 periods were due primarily to a 15.0% and 18.8% decrease, respectively, in ASPs, due to both lower overall pricing across various products and increased sales of our  lower-priced entry-level meeting room, classroom and home products. In the first quarter of 2007, we experienced increased sales of our IN24 and IN26 products as we worked to deplete existing inventory in order to transition the market to the higher margin and better featured IN24+ and IN26+. Also contributing to the ASP declines in the 2007 periods was increased unit sales of the IN72 entry level home entertainment product. We aggressively sold a large quantity of the IN72 product to deplete existing inventory as the product moved to end of life.

The decrease due to the lower ASPs was partially offset by an increase in total projector units sold to 85,000 units in the third quarter of 2007 compared to 74,000 units in the third quarter of 2006. This increase was primarily due to an increase in sales of entry-level meeting room and classroom products. Total units sold in the first three quarters of 2007 were 248,000 compared to 252,000 units in the first three quarters of 2006.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
United States	$46,950	61.9%	$57,291	70.5%	$136,687	60.2%	$188,501	64.8%
Europe	16,269	21.5%	13,328	16.4%	53,114	23.4%	59,018	20.3%
Asia	8,699	11.5%	6,796	8.4%	25,783	11.3%	22,019	7.6%
Other	3,872	5.1%	3,816	4.7%	11,494	5.1%	21,354	7.3%
	$75,790		$81,231		$227,078		$290,892

United States revenues in the three and nine-month periods ended September 30, 2007 decreased 18.1% and 27.5%, respectively, compared to the same periods of 2006. These decreases were primarily due to declines in unit sales of 0.4% and 6.5%, respectively, and declines in ASPs of 17.7% and 22.3%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. The ASP declines in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 were affected by the large volume of lower-margin entry-level meeting room, classroom and home entertainment product sales in the first three quarters of 2007.

European revenues increased 22.1% and decreased 10.0%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. The increase in the three-month period ended September 30, 2007 was primarily due to a 44.9% increase in unit shipments, partially offset by an 11.8% decline in ASPs. The decrease in the nine-month period ended September 30, 2007 was primarily due to a 16.9% decline in ASPs, partially offset by an 8.3% increase in unit shipments.

Asian revenues in the three and nine-month periods ended September 30, 2007 increased 28.0% and 17.1%, respectively, compared to the same periods of 2006. Asian revenues held strong in the first nine months of 2007 compared to the first nine months of 2006 as we focused more of our sales efforts in this region and unit sales and market share increased. The increases in unit sales were offset by decreases in ASPs.

Other revenues primarily consist of sales in Canada and Latin America. Other revenues were flat in the three-month period ended September 30, 2007 compared to the same period of 2006 and decreased 46.2% in the nine-month period ended September 30, 2007 compared to the same period of 2006. Unit sales increased 111.3% in the three-month period ended September 30, 2007 and declined 37.6% in the nine-month period ended September 30, 2007, compared to the same periods of 2006. The primary driver of the decline in revenue and units in the nine-month period ended September 30, 2007 compared to the same period of 2006 was the sale of 8,500 units, which resulted in $6.2 million of revenue, in the first quarter of 2006 related to an education tender order in Mexico that did not reoccur in 2007. The flat revenue and increase in units in the three-month period ended September 30, 2007 and the declines in revenue and units in the nine-month period ended September 30, 2007 were impacted by a decrease in ASPs of 52.0% and 13.7%, respectively, compared to the same periods of 2006.

Backlog

At September 30, 2007, we had backlog of approximately $7.0 million, compared to approximately $9.5 million at December 31, 2006. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2007. The stated backlog is not necessarily indicative of sales for any future period, nor is backlog any assurance that we will realize a profit from fulfilling the orders.

Gross Margin

We achieved gross margin percentages of 18.2% and 15.1%, respectively, in the three and nine-month periods ended September 30, 2007, compared to 12.7% and a 14.4%, respectively, in the same periods of 2006.

The improvements in gross margin percentages in the 2007 periods compared to the 2006 periods were due primarily to the following:

•                  efficiencies achieved within our supply chain, including the reduction of inventory in order to better match the timing of product costs with revenues;

•                  lower costs associated with warranty repair;

•                  introduction of new products with improved gross margins;

•                  product mix shift to higher performance and higher margin generating products; and

•                  a $1.6 million and $4.0 million charge, respectively, for inventory write-downs during the three and nine-month periods ended September 30, 2007 compared to charges of $4.3 million and $7.3 million, respectively, in the comparable periods of 2006.

These improvements were offset by price reductions across our product portfolio as discussed above.

We continue to focus on improving our gross margin percentage through managing the mix of products sold and continuing to improve our supply chain efficiencies by working closely with our contract manufacturers to control product costs, improve quality and reduce product freight, handling and storage costs.

Marketing and Sales Expense

Marketing and sales expense decreased $3.7 million, or 30.5%, to $8.4 million in the three-month period ended September 30, 2007 compared to $12.1 million in the same period of 2006, and decreased $12.1 million, or 30.4%, to $27.5 million in the nine-month period ended September 30, 2007 compared to $39.6 million in the same period of 2006.

The decreases in marketing and sales expense were primarily due to a reduced cost structure related to our previous restructuring activities, which included reductions in personnel related costs and other discretionary spending. We also achieved decreases in overall spending for sales and marketing programs and advertising related spending. Offsetting these factors was a $0.5 million charge in the second quarter of 2007 related to the impairment of a trade show booth that was adjusted to estimated fair market value. In addition, the nine-month periods ended September 30, 2007 and 2006 included $404,000 and $382,000, respectively, of non-cash stock-based compensation expense

Research and Development Expense

Research and development expense decreased $0.4 million, or 12.0%, to $3.4 million in the three-month period ended September 30, 2007 compared to $3.8 million in the same period of 2006 and decreased $1.9 million, or 13.8%, to $11.3 million in the nine-month period ended September 30, 2007 compared to $13.2 million in the same period of 2006.

These decreases were primarily due to a reduced cost structure related to our previous restructuring activities, including a decrease in personnel related costs and other discretionary spending due to a shift in our research and development model to outsource more of the design functions to our contract manufactures, which allows us to reduce necessary in-house research and development resources. In the future, our remaining internal research and development group will be focused on advanced development and the design work related to our core projection products will be outsourced.  In addition, the nine-month periods ended September 30, 2007 and 2006 included $234,000 and $130,000, respectively, of stock-based compensation expense.

General and Administrative Expense

General and administrative expense increased $0.1 million, or 2.1%, to $5.3 million in the three-month period ended September 30, 2007 compared to $5.2 million in the same period of 2006 and decreased $1.3 million, or 7.6%, to $15.6 million in the nine-month period ended September 30, 2007 compared to $16.9 million in the same period of 2006.

Included in general and administrative expense in the three and nine-month periods ended September 30, 2007 was $0.4 million and $1.3 million, respectively, of costs incurred for various external advisors engaged as part of our strategic alternatives evaluation process. This evaluation process was suspended during the third quarter of 2007 and, accordingly, we do not anticipate any additional costs for this process in future quarters.  In addition, included in general and administrative expense in the three and nine-month periods ending September 30, 2007 was $0.4 million of costs incurred in relation to the hiring of a new Chief Executive Officer. Included in general and administrative expense in the nine-month period ended September 30, 2006 was $1.8 million of costs related to our audit committee investigations, which concluded in the second quarter of 2006. We also realized decreased overall spending in the 2007 periods compared to the 2006 periods as a result of our previous restructuring activities. In addition, the nine-month periods ended September 30, 2007 and 2006 included $358,000 and $395,000, respectively, of stock-based compensation expense.

Restructuring

In the three and nine-month periods ended September 30, 2007, we incurred restructuring charges totaling $0.2 million and $4.7 million, respectively. The charge of $0.2 million in the third quarter of 2007 was for estimated employee severance costs. A charge of $2.1 million in the second quarter of 2007 was primarily related to severance costs for personnel reductions and a charge of $2.4 million in the first quarter of 2007 primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations. A portion of the $2.1 million charge recorded in the second quarter of 2007 for severance costs was related to a shift in our research and development model to outsource more of the design functions to our contract manufacturers, which allows us to reduce necessary in-house research and development resources.

In the three and nine-month periods ended September 30, 2006, we incurred restructuring charges totaling $0.9 million and $2.8 million, respectively.  Of the $2.8 million, approximately $1.1 million related to international facility consolidation activities that were completed during the first quarter of 2006.  Both the second quarter charge of $0.9 million and the third quarter charge of $0.9 million were for estimated severance costs related to personnel reductions. The second quarter 2006 charge primarily related to severance for former InFocus employees terminated by SMT during the second quarter of 2006. In most cases, we are contractually responsible for severance costs for their past service with InFocus. The third quarter 2006 charge was for severance costs related to the decision to outsource our U.S. call center to a third party as well as other personnel reductions initiated during the third quarter.

At September 30, 2007, we had a remaining accrual for our restructuring activities of $2.9 million.  See further detail in Note 9 of Notes to Consolidated Financial Statements.

Regulatory Assessments

Regulatory assessments of $5.1 million in the three and nine-month periods ended September 30, 2006 included a $6.4 million charge for a settlement offer we made to Shanghai Customs to resolve our outstanding case, offset by a $1.3 million reversal of our remaining accrual related to our closed Office of Foreign Assets Control case.

Other Income (Expense)

Interest income in the three and nine-month periods ended September 30, 2007 was $0.6 million and $2.0 million, respectively, compared to $0.6 million and $1.7 million, respectively, in the same periods of 2006. The increase in interest income is due to increased interest rates during the 2007 periods compared to the 2006 periods somewhat offset by lower cash and investment balances.

Other, net included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Realized gain on equity securities	$—	$—	$—	$542
Income related to the profits of Motif, 50-50 joint venture	410	175	722	1,100
Expense related to losses of SMT, 50-50 joint venture	—	—	—	(2,709)
Write-down of equity method investment in SMT, 50-50 joint venture	—	—	—	(2,106)
Charge for estimated costs to wind-down SMT	—	(1,091)	—	(1,091)
Impairment charge related to TUN	—	(1,117)	—	(1,117)
Losses related to foreign currency transactions	(130)	(868)	(963)	(1,372)
Write-down of cost-based investments in technology companies	—	—	—	(7,474)
Recovery of impairment of cost-based investment	202	—	202	—
Gain on sale of land	—	—	—	636
Foreign jurisdiction tax related penalties	(150)	—	(150)	—
Other	(13)	(14)	(72)	21
	$319	$(2,915)	$(261)	$(13,570)

Income Taxes

Income tax expense in the 2007 and 2006 periods primarily represented income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash and cash equivalents, marketable securities and restricted cash were $72.7 million at September 30, 2007. At September 30, 2007, we had working capital of $83.3 million, which included $49.8 million of unrestricted cash and cash equivalents. The current ratio at September 30, 2007 and December 31, 2006 was 2.1 to 1 and 2.2 to 1, respectively.

We sustained an operating loss of $24.9 million in the first nine months of 2007, contributing to a decrease in net working capital of $15.0 million for the period. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We have a $15 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”). On March 28, 2007, we entered into an amendment to extend the maturity date of the credit facility to August 31, 2007 and re-set future financial covenants. This credit facility was amended again on August 30, 2007 to extend the maturity date to February 28, 2008. This amendment also established certain future financial covenants. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable. As of September 30, 2007 there were no borrowings outstanding under the agreement and we were in compliance with all financial covenants.

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

At September 30, 2007, we had one outstanding letter of credit totaling $20 million, which expired on November 2, 2007. The letter of credit was subsequently amended with a new expiration date of February 2, 2008. This letter of credit secures our obligations to a supplier for the purchase of finished goods inventory. The fair value of this letter of credit approximates its contract value. The letter of credit is collateralized by $21.1 million of cash and marketable securities, and, as such, is reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $1.8 million secures our merchant credit card processing account, deposits for building leases and value added taxes in foreign jurisdictions.

Accounts receivable were relatively flat at $50.0 million at September 30, 2007 compared to $50.1 million at December 31, 2006. Decreases due to lower sales in the third quarter of 2007 compared to the fourth quarter of 2006 were offset by an increase in days sales outstanding to 59 days at September 30, 2007 compared to 54 days at December 31, 2006.

Total inventories, including consigned inventories, decreased $11.6 million to $28.5 million at September 30, 2007 compared to $40.1 million at December 31, 2006. During the first nine months of 2007, we continued to work closely with our contract manufacturers to better align incoming product levels with expected sales needs in order to allow us to reduce finished goods inventory. Finished goods inventory, including inventory held on consignment until sold, decreased $10.7 million during the first nine months of 2007. Lamps and accessories and service inventories, which consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired, were reduced $0.9 million during the first nine months of 2007. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At September 30, 2007 and December 31, 2006, we had approximately 4 weeks of inventory in the Americas channel. Annualized inventory turns were approximately 7 times for the quarter ended September 30, 2007 and 7 times for each of the two previous quarters.

Expenditures for property and equipment totaled $2.7 million in the first nine months of 2007 and were primarily for purchases of product tooling. Total expenditures for property and equipment are expected to be between $4 million and $5 million in 2007.

Accounts payable increased $7.7 million to $57.8 million at September 30, 2007 compared to $50.1 million at December 31, 2006 due primarily to modifications of payment terms with our contract manufacturers to more closely align the timing of payments for purchases of inventory with the timing of payments from customers for sales of inventory.

Related party accounts payable decreased $0.3 million to $1.6 million at September 30, 2007 compared to $1.9 million at December 31, 2006 and represent outstanding payables to SMT primarily for the purchase of projectors.

Marketing incentives payable decreased $2.8 million to $3.8 million at September 30, 2007 compared to $6.6 million at December 31, 2006 due primarily to reductions in marketing promotional activity in the first nine months of 2007.

Accrued warranty costs, both short and long-term, decreased $1.5 million to $11.5 million at September 30, 2007 compared to $13.0 million at December 31, 2006 due primarily to decreased warranty repair activities.

Other current liabilities decreased $2.0 million to $6.0 million at September 30, 2007 compared to $8.0 million at December 31, 2006 due primarily to reductions to the restructuring reserve and reduced value added tax liabilities in foreign jurisdictions.

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. Historically, between 15% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in mid-summer, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience a strong resurgence of revenue from Europe in the fourth quarter. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the United States in the second and third quarter of each year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our Chinese legal counsel has advised us that the case is now closed, pending resolution of a small interest refund.  We expect full closure with Shanghai Customs in the fourth quarter of 2007.

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

We sustained an operating loss of $24.9 million and $49.8 million, respectively, during the nine-month period ended September 30, 2007 and the year ended December 31, 2006, contributing to a decrease in net working capital of $15.0 million and $42.1 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our restructuring plans may not be successful.

Over the last three years, we have implemented a series of restructuring plans with the goal of simplifying the business and returning the company to profitability. As part of the restructuring plans, we have implemented actions to reduce our cost to serve customers, improve our supply chain efficiency to reduce our product costs and reduce our operating expenses. Our goal as a result of these actions was to improve gross margins to 16% to 18% and reduce our operating expenses to a level that will allow us to achieve breakeven or better results. We have faced a number of challenges related to our restructuring plans including uncertainties associated with the impact of our actions on revenues and gross margins.

Through the date of this report, our restructuring plans have not been successful in returning the company to operating profitability, primarily as a result of lower than anticipated revenues. We continue to focus on increasing revenues, increasing gross margins and further reducing operating expenses to return the company to profitability.

If our contract manufacturers or other outsourced service providers experience any delay, disruption or quality control problems in their operations, we could lose market share and revenues, and our reputation may be harmed.

We have outsourced the manufacturing of our products to third party manufacturers. We rely on our contract manufacturers to procure components, provide spare parts in support of our warranty and customer service obligations, and in some cases, subcontract engineering work. We generally commit the manufacturing of each product platform to a single contract manufacturer.  In addition, going forward, we will be placing more reliance on our contract manufacturers for design activities related to our core projection products, as we move to outsource a larger percentage of our research and development work .

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

Our products face competition from alternate technologies and we may be unable to compete with them effectively.

In addition to competition within the projector industry, our products also face competition from alternate technologies such as LCD and plasma television and displays.  Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance and price, product distribution and customer support.  Our inability to successfully manage these factors could lead to reduced revenues or a greater chance of our customers shifting their purchases to alternate technologies.

If we are unable to manage the cost of older products or successfully introduce new products with higher gross margins, our revenues may decrease or our gross margins may decline.

The market in which we compete is subject to technological advances with continual new product releases and aggressive price competition. As a result, the price at which we can sell our products typically declines over the life of the product. The price at which a product is sold is generally referred to as the average selling price (“ASP”). In order to sell products that have a declining ASP and still maintain our gross margins, we need to continually reduce our product costs. To manage product-sourcing costs, we must collaborate with our contract manufacturers to engineer the most cost-effective design for our products. In addition, we must carefully monitor the price paid by our contract manufacturers for the significant components used in our products. We must also successfully manage our freight and inventory holding costs to reduce overall product costs. We also need to continually introduce new products with improved features and increased performance at lower costs in order to maintain our overall gross margins. Our inability to successfully manage these factors could reduce revenues or result in declining gross margins. In addition, our increased reliance on our contract manufacturers for design and development work could enhance the risks described above.

Our revenues and profitability can fluctuate from period to period and are often difficult to predict for particular periods due to factors beyond our control.

Our results of operations for any individual quarter or for the year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

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

SMT, our 50-50 joint venture with TCL Corporation, has not been successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the settlement of its outstanding liabilities. At September 30, 2007, the majority of SMT employees had been laid off and only those employees working on the wind-down of the company remained.  During 2006, we completely wrote off our initial investment in SMT and also recorded a charge for our share of estimated additional wind-down costs. There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

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

Revenues outside the United States accounted for approximately 40% of our revenues in the first nine months of 2007, 36% of our revenues in 2006 and 38% of our revenues in 2005. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

Effective September 29, 2007, Mr. Robert G. O’Malley began to serve as our President and Chief Executive Officer. Mr. O’Malley was also appointed as a member of our Board of Directors.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on July 31, 2007, at which the following actions were taken:

1.       The shareholders elected the six nominees for director to our Board of Directors. The six directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
John D. Abouchar	32,333,559	821,234
Peter D. Behrendt	31,672,230	1,482,563
Bruce Berkoff	32,327,249	827,544
Michael R. Hallman	31,596,330	1,558,463
Robert B. Ladd	32,339,859	814,934
Bernard T. Marren	23,471,419	9,683,374

2.  The shareholders approved the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2007 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non- Votes:
32,746,193	340,239	68,361	—

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1

Eighth Amendment, dated March 28, 2007, to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2004. Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the Securities and Exchange Commission on August 2, 2007.

10.2

Ninth Amendment, dated August 30, 2007, to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2004. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 5, 2007.

10.3

Employment Agreement dated as of September 29, 2007 by and between InFocus Corporation and Robert G. O’Malley. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 11, 2007.

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

Date: November 7, 2007	INFOCUS CORPORATION

	By:	/s/ Robert G. O’Malley
Robert G. O’Malley
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark H. Perry
Mark H. Perry
Interim Chief Financial Officer
(Principal Financial Officer)