Form 10-Q
period 2008-03-31
INFOCUS CORP
filed 2008-05-09
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)     Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	40,856,763
(Class)	(Outstanding at May 1, 2008)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$57,784	$61,187
Restricted cash, cash equivalents, and marketable securities	15,080	22,923
Accounts receivable, net of allowances of $4,427 and $4,695	37,352	46,315
Inventories	26,953	28,421
Consigned inventories	1,111	2,563
Other current assets	10,122	7,548

Total Current Assets	148,402	168,957
Property and equipment, net of accumulated depreciation of $25,425 and $24,198	3,068	2,973
Other assets, net	2,287	1,061

Total Assets	$153,757	$172,991

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$42,954	$64,140
Related party accounts payable	1,624	1,624
Payroll and related benefits payable	1,568	1,848
Marketing incentives payable	3,577	3,710
Accrued warranty	5,511	6,235
Other current liabilities	7,482	8,113

Total Current Liabilities	62,716	85,670

Long-Term Liabilities	3,090	3,623

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 40,859,613 and 40,779,413	90,493	90,493
Additional paid-in capital	79,052	78,385
Accumulated other comprehensive income:
Cumulative currency translation adjustment	43,640	38,246
Accumulated deficit	(125,234)	(123,426)

Total Shareholders’ Equity	87,951	83,698

Total Liabilities and Shareholders’ Equity	$153,757	$172,991

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Revenues	$61,025	$77,655
Cost of revenues	48,590	69,175

Gross margin	12,435	8,480

Operating expenses:
Marketing and sales	8,291	9,644
Research and development	2,784	4,061
General and administrative	4,442	5,538
Restructuring costs	—	2,400

	15,517	21,643

Loss from operations	(3,082)	(13,163)

Other income (expense):
Interest expense	(148)	(65)
Interest income	472	749
Other, net	1,186	(385)

	1,510	299

Loss before income taxes	(1,572)	(12,864)
Provision for income taxes	236	183

Net loss	$(1,808)	$(13,047)

Basic and diluted net loss per share	$(0.05)	$(0.33)

Shares used in basic and diluted per share calculations	39,745	39,676

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net loss	$(1,808)	$(13,047)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	668	1,015
Stock-based compensation	667	249
Deferred income taxes	321	5
Other non-cash income	(1,225)	(309)
(Increase) decrease in:
Restricted cash	7,843	(376)
Accounts receivable	10,994	3,370
Inventories	1,598	4,167
Consigned inventories	1,452	(20)
Income taxes receivable	(143)	106
Other current assets	(1,870)	1,731
Increase (decrease) in:
Accounts payable	(21,436)	6,154
Related party accounts payable	—	(231)
Payroll and related benefits payable	(364)	371
Marketing incentives payable, accrued warranty and other current liabilities	(1,744)	(2,189)
Other long-term liabilities	(529)	1,108
Income tax payable	(5)

Net cash provided by (used in) operating activities	(5,581)	2,104

Cash flows from investing activities:
Payments for purchase of property and equipment	(686)	(1,322)
Cash received for dividend payments	1,500	—
Cash paid for cost based technology investments	(1,480)	—
Other assets, net	34	12

Net cash used in investing activities	(632)	(1,310)
Cash flows from financing activities:
Proceeds from sale of common stock	—	—

Net cash provided by financing activities	—	—
Effect of exchange rate on cash	2,810	689

Increase (decrease) in cash and cash equivalents	(3,403)	1,483

Cash and cash equivalents:
Beginning of period	61,187	53,716

End of period	$57,784	$55,199

Supplemental Cash Flow Information:
Cash paid during the period for interest	$148	$41
Cash paid during the period for income taxes	$138	$86

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. Results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximates the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	March 31, 2008	December 31, 2007
Lamps and accessories	$2,608	$4,487
Service inventories	4,428	4,413
Finished goods	19,917	19,521

Total non-consigned inventories	$26,953	$28,421

Consigned finished good inventories	$1,111	$2,563

Total inventories	$28,064	$30,984

We classify our inventory in four categories: lamps and accessories, service inventories, finished goods and consigned finished goods inventories. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can either be sold as new or can be consumed in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $4.3 million and $4.7 million, respectively, as of March 31, 2008 and December 31, 2007.

Note 3. Earnings Per Share

Since we were in a loss position for both periods presented, there was no difference between the number of shares used to calculate basic and diluted loss per share for either period. Potentially dilutive securities that are not included in the diluted loss per share calculations because they would be anti-dilutive included the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Stock options	3,595	3,174
Restricted Stock	1,112	71

Total securities	4,707	3,245

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains and unrealized losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive loss for the periods indicated (in thousands):

Three Months Ended March 31,	2008	2007
Net loss	$(1,808)	$(13,047)
Foreign currency translation gain	5,394	1,382
Net unrealized loss on equity securities	—	(29)

Total comprehensive income (loss)	$3,586	$(11,694)

Note 5. Stock-Based Compensation

Stock-based compensation expense was included in our statements of operations as follows (in thousands):

Three Months Ended March 31,	2008	2007
Cost of revenues	$123	$33
Marketing and sales	189	91
Research and development	132	37
General and administrative	223	88

	$667	$249

In the first quarter of 2008, we issued 1,019,500 stock options to certain employees under the 1998 Stock Incentive Plan. The fair value of these options, as determined utilizing the Black-Scholes option pricing model, was $0.7 million and is being recognized over the vesting period of these options.

Additionally, on January 21, 2008, in connection with the hiring of our new Chief Financial Officer, we issued the following stock-based awards:

•

100,000 shares of restricted stock, which vest as to 25% of the total on the first anniversary of the grant date and as to an additional  1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date. The fair market value of our common stock on the date of grant was $1.57 per share. Accordingly, the fair value of this restricted stock grant was $0.2 million and is being recognized over the four-year vesting period.

•

An option exercisable for 150,000 shares of our common stock, which vests as to 25% of the total on the first anniversary of the grant date and as to an additional  1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date. The fair value of this option, as determined utilizing the Black-Scholes option pricing model, was $0.1 million and is being recognized over the four-year vesting period of the option.

The stock options and restricted stock granted to the new Chief Financial Officer described above, as well as certain of the employee stock options issued in the first quarter of 2008, are subject to accelerated vesting in certain circumstances upon the occurrence of a change of control.

To determine the fair value of stock options granted in the first quarter of 2008, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate	2.13 - 2.46
Expected dividend yield	0%
Expected lives (years)	3.75 - 4.75
Expected volatility	51.7% - 56.6%
Discount for post vesting restrictions	0%

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

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, we offer a three-year warranty. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items, freight costs and other incidental costs associated with warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. In addition, as our contract manufacturing partners have improved the manufacturing quality of the projectors we sell, we have begun the transition towards purchasing warranty coverage as part of the product we source. For the products procured from the contract manufacturer with warranty coverage included, our future liability is calculated based on the delta between the warranty period offered from the contract manufacturer and the warranty period offered to the end customer. This data is then used to calculate our future warranty liability based on actual quantity of projectors sold in each projector category and warranty model, and remaining warranty periods. For new product introductions where we have not purchased a supplier warranty, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar platform projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty liability could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.8 million and $2.1 million, respectively, at March 31, 2008 and December 31, 2007, and was included in other current liabilities on our consolidated balance sheets. Our warranty accrual at March 31, 2008 totaled $8.6 million, of which $5.5 million was classified as a component of current liabilities and $3.1 million was classified as long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the aggregate warranty liability for the three-month periods ended March 31, 2008 and 2007 (in thousands):

Three Months Ended March 31,	2008	2007
Warranty accrual, beginning of period	$9,846	$13,049
Reductions for warranty payments made	(1,899)	(2,288)
Warranties issued	759	2,846
Adjustments and changes in estimates	(121)	(876)

Warranty accrual, end of period	$8,585	$12,731

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At March 31, 2008, we had two outstanding letters of credit totaling $12.5 million. The letters of credit secure our obligations to suppliers for the purchase of inventory. One letter of credit totaling $11.0 million expired on May 2, 2008 and was subsequently amended with a new expiration date of August 2, 2008 and the outstanding amount was reduced to $0.3 million. The reduction in the value of this letter of credit is linked to reduced obligations for purchases of lamps and other spare parts inventory as we wind down our business relationship with this supplier. The second letter of credit, totaling $1.5 million, expires on September 30, 2008. The fair value of these letters of credit approximates their contract values. The letters of credit were collateralized by $13.5 million of cash and marketable securities at March 31, 2008, and, as such, are reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $1.6 million secures our merchant credit card processing account, deposits for building leases and value added taxes in foreign jurisdictions.

Note 8. Line of Credit Amendment

In the first quarter of 2008, we amended our line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to:

•	extend the maturity date of the credit facility to August 31, 2008;

•	reduce the line of credit (and letters of credit that can be issued thereunder) to $10,000,000;

•	reduce the amount of the accounts owed by one customer that can be included in the borrowing base for the line of credit;

•	establish minimum EBITDA covenants for the extended loan period; and

•	amend our reporting requirements.

At March 31, 2008, we did not have any amounts outstanding under the credit facility and we were in compliance with all financial covenants.

Note 9. Restructuring

At March 31, 2008, we had $4.7 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of 2008, and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2007	2008 Amounts Paid	Accrual at March 31, 2008
Severance and related costs	$1,090	$(432)	$658
Lease loss reserve	4,236	(310)	3,926
Other	67	(1)	66

Total	$5,393	$(743)	$4,650

Note 10. Other, net

Other, net included the following (in thousands):

Three Months Ended March 31,	2008	2007
Income related to the profits of Motif, 50-50 joint venture	1,225	308
Losses related to foreign currency transactions	(3)	(654)
Write-down of cost-based investments in technology companies	(20)	—
Other	(16)	(39)

	$1,186	$(385)

Note 11. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations. Although the adoption of SFAS No. 157 did not materially impact our results of operations, we are now required to provide additional disclosures as part of our financial statements.

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	March 31, 2008
	Fair Value	Input Level
Held to maturity marketable securities	$29,583	Level 1

Our held to maturity marketable securities are recorded at cost on our balance sheets, however, we reference their fair value, based on quoted market prices, on a quarterly basis in order to help us determine if an other than temporary impairment has occurred.

Note 12. New Accounting Pronouncements

SFAS No. 161

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which requires certain disclosures related to derivative instruments. SFAS No. 161 is effective prospectively for interim periods and fiscal years beginning after November 15, 2008. We do not have any derivative instruments that fall under the guidance of SFAS No. 161 and, accordingly, the adoption of SFAS No. 161 will not have any effect on our financial position or results of operations.

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

EITF 07-3

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 07-3, “Accounting for Advance Payments for Goods or Services to Be Used in Future Research and Development Activities,” which states that non-refundable advance payments for services that will be consumed or performed in a future period in conducting research and development activities on behalf of the company should be recorded as an asset when the advance payment is made and then recognized as an expense when the research and development activities are performed. The adoption of EITF

07-3 effective January 1, 2008 did not have any effect on our financial position or results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which allows companies to elect to measure specified financial instruments, warranty and insurance contracts at fair value on a contract-by-contract basis with changes in fair value recognized in earnings each reporting period. The election is called the “fair value option.” SFAS No. 159 applies to all reporting entities and contains financial statement presentation and disclosure requirements for assets and liabilities reported at fair value under the fair value option. The adoption of SFAS No. 159 effective January 1, 2008 did not have any effect on our financial position or results of operations.

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

Overview

The first quarter of a given year has typically represented our most challenging quarter of that year, as we experience aggressive competition from our Asian competitors as they end their fiscal years. We experienced declines in revenues and units in each of our three regions, but our largest decline in revenue was in the Americas. Despite the reduction in unit volume and associated revenue in the first quarter of 2008, we were able to hold gross margins above 20%, which we achieved with the products launched over the past two quarters and improved product mix.

In the first quarter of 2008, we made good progress in many areas of our business. With the launch of four new projectors during the quarter, the IN2102, IN2104, IN2106 and the IN83, we have refreshed over 90% of our projector portfolio in the last nine months. During the quarter, we also announced a partnership with DisplayLink Corporation, which will add USB connectivity to future InFocus projectors. We also continued our investment initiatives in the areas of sales, marketing and product development, which are the basis of our long-term growth plans.

We are taking actions to realign and expand our sales coverage model in North America, where we are significantly increasing our field sales personnel. The additional staff will be used to find new customers and opportunities for InFocus products as well as to better serve the existing customer base. We are also placing additional focus on key growth areas across multiple channels, vertical markets and regions.

We have streamlined our regional and global marketing functions to drive greater efficiencies and eliminate redundant activities. The centrally driven organization will continue to understand specific regional needs, but will ensure our initiatives and programs are focused on revenue-generating marketing activities.

While our patent portfolio remains strong and growing, we will continue to invest in advanced development for new projection opportunities and applications. We currently have 230 U.S. patents issued in our name with another 85 patents pending. Additionally, we will seek to partner with third parties where a solution may be more readily available. In the first quarter of 2008, we announced a partnership with DisplayLink Corporation to utilize DisplayLink’s USB graphics connection technology in our future products. This addition will improve ease of use of our products and will allow for application innovations for new projector solutions. We expect to explore other opportunities to leverage third parties’ technology and products where there are market opportunities outside of our core competencies or a solution is more readily available for incorporation into our overall solution.

Results of Operations

(Dollars in thousands)	Three Months Ended March 31,(1)				Three Months Ended December 31, 2007(1)
	2008		2007
	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$61,025	100.0%	$77,655	100.0%	$81,103	100.0%
Cost of revenues	48,590	79.6	69,175	89.1	64,576	79.6

Gross margin	12,435	20.4	8,480	10.9	16,527	20.4

Operating expenses:
Marketing and sales	8,291	13.6	9,644	12.4	8,267	10.2
Research and development	2,784	4.6	4,061	5.2	2,802	3.5
General and administrative	4,442	7.3	5,538	7.1	4,325	5.3
Restructuring costs	—	—	2,400	3.1	3,700	4.6

	15,517	25.4	21,643	27.9	19,094	23.5

Loss from operations	(3,082)	(5.1)	(13,163)	(17.0)	(2,567)	(3.2)
Other income (expense):
Interest expense	(148)	(0.2)	(65)	(0.1)	(165)	(0.2)
Interest income	472	0.8	749	1.0	690	0.9
Other, net	1,186	1.9	(385)	(0.5)	(88)	(0.1)

Loss before income taxes	(1,572)	(2.6)	(12,864)	(16.6)	(2,130)	(2.6)
(Provision) benefit for income taxes	(236)	(0.4)	(183)		203	0.3

Net loss	$(1,808)	(3.0)%	$(13,047)	(16.8)%	$(1,927)	(2.4)%

(1)	Percentages may not add due to rounding.

Revenues

Revenues decreased $16.6 million, or 21.4%, in the three months ended March 31, 2008 compared to the three months ended March 31, 2007.

This decrease in revenue was due to a 24% decrease in total units sold to 69,000 units in the first quarter of 2008 compared to 91,000 units in the first quarter of 2007, partially offset by a 3.7% increase in overall average selling prices (“ASPs”), due to a product mix shift toward higher revenue products. ASPs were negatively affected in the first quarter of 2007 by increased sales of our lower margin, entry level meeting room and home products as we aggressively depleted existing inventory to make room for higher margin follow on products.

We also experienced a $20.1 million decrease in revenue in the first quarter of 2008 compared to the fourth quarter of 2007, primarily due to a 26% decrease in units sold to 69,000 units in the first quarter of 2008 compared to 94,000 units in the fourth quarter of 2007, partially offset by a 2.2% increase in overall ASPs. The decline in units sold was primarily due to seasonality from the fourth quarter of one year to the first quarter of the next and softness experienced in the market in the United States. The increase in ASPs related to a product mix shift toward higher margin generating products.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended March 31,				Three Months Ended December 31, 2007
	2008		2007
United States	$29,813	48.8%	$44,143	56.8%	$38,547	47.5%
Europe	18,600	30.5%	21,037	27.1%	28,885	35.6%
Asia	8,708	14.3%	8,922	11.5%	9,143	11.3%
Other	3,904	6.4%	3,553	4.6%	4,528	5.6%

	$61,025		$77,655		$81,103

U.S. revenues decreased 32% in the first quarter of 2008 compared to the first quarter of 2007 and 23% compared to the fourth quarter of 2007. The decrease compared to the first quarter of 2007 was primarily due to a 45% decrease in units shipped, offset by a 22% increase in overall ASPs. The decrease in units and offsetting increase in ASPs was primarily the result of large sales volumes in first quarter 2007 of low margin and end of life entry level meeting room and home entertainment products. The decrease compared to the fourth quarter of 2007 was primarily due to a 31% decrease in units shipped, primarily due to seasonality, offset by an increase in overall ASPs of 12%. This increase in ASPs was achieved through improved product mix. We are focusing on increasing our channel breadth in the U.S. in an effort to improve revenues.

European revenues decreased 12% in the first quarter of 2008 compared to the first quarter of 2007 and 36% compared to the fourth quarter of 2007. The decrease compared to the first quarter of 2007 was primarily due to a decrease in ASPs of approximately 18%, offset by an increase in units shipped of 8%. The decrease compared to the fourth quarter of 2007 was primarily due to a 34% decrease in units shipped resulting from a stronger than average fourth quarter, which increased the effect of the typical business seasonality in the European region.

Asian revenues decreased 2% in the first quarter of 2008 compared to the first quarter of 2007 and 5% compared to the fourth quarter of 2007. The decrease compared to the first quarter of 2007 was primarily due to a 7% increase in units shipped, offset by a 9% decrease in ASPs. The decrease compared to the fourth quarter of 2007 was primarily due to 14% decrease in ASPs, partially offset by an 11% increase in units shipped, as a result of sales of end of life meeting room and value products as well as our participation in the government tender season in India, which typically involves lower margin products.

Other revenues primarily consist of sales in Canada and Latin America. Other revenues increased 10% in the first quarter of 2008 compared to the first quarter of 2007 and decreased 14% compared to the fourth quarter of 2007. The slight increase in other revenues compared to the first quarter of 2007 was primarily due to a 26% increase in ASPs, offset by a 13% decrease in units shipped. The decrease compared to the fourth quarter of 2007 was primarily due to a decrease in units shipped.

Backlog

At March 31, 2008, we had backlog of approximately $6.5 million, compared to approximately $6.6 million at December 31, 2007. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2008. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 20.4% in the first quarter of 2008, compared to 10.9% in the first quarter of 2007 and 20.4% in the fourth quarter of 2007.

The increase in gross margin in the first quarter of 2008 compared to the first quarter of 2007 was due to a shift in product mix to higher-priced and higher-margin products, as well as cost benefits associated with the products introduced over the past two quarters. Gross margins remained unchanged from the fourth quarter of 2007 compared to the first quarter of 2008 at 20.4%. We were able to maintain gross margins of 20.4% on the significantly lower unit volume through better product mix between the two quarters. Charges for inventory related write-downs totaled $1.5 million in the first quarter of 2008, $1.6 million in the first quarter of 2007 and $1.1 million in the fourth quarter of 2007.

Marketing and Sales Expense

Marketing and sales expense decreased $1.3 million, or 14%, to $8.3 million in the first quarter of 2008 compared to $9.6 million in the first quarter of 2007. The decrease in marketing and sales expense was primarily due to an effort to reduce our cost structure to better align with current revenue levels, as well as decreases in certain marketing programs, such as cooperative advertising, which directly correlate with trends in revenue, and decreases in advertising related spending.

Research and Development Expense

Research and development expense decreased $1.3 million, or 32%, to $2.8 million in the first quarter of 2008 compared to $4.1 million in the first quarter of 2007. This decrease was primarily due to a reduced cost structure related to our previous restructuring activities, including a decrease in personnel related costs and other discretionary spending. We have shifted our research and development model to outsource more of the design functions to our contract manufacturers, which allowed us to reduce our in-house research and development resources.

General and Administrative Expense

General and administrative expense decreased $1.1 million, or 20%, to $4.4 million in the first quarter of 2008 compared to $5.5 million in the first quarter of 2007. Included in general and administrative expense in the first quarter of 2007 was $0.8 million of costs incurred during the quarter for various external advisors engaged as part of a strategic alternatives evaluation process. The remainder of the decrease of $0.3 was primarily related to a reduced cost structure, including decreases in personnel related costs and other discretionary spending.

Restructuring

Restructuring charges of $2.4 million in the first quarter of 2007 primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations and estimated severance costs related to further headcount reductions.

At March 31, 2008, we had $4.7 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. See further detail in Note 9 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income decreased $0.2 million to $0.5 million in the first quarter of 2008 compared to $0.7 million in the first quarter of 2007 primarily due to lower interest rates. Average cash and investment balances were $29.4 million and $29.0 million, respectively, in the first quarter of 2008 and 2007.

Other, net consisted of the following:

Three Months Ended March 31,	2008	2007
Income related to the profits of Motif, 50-50 joint venture	$1,225	$308
Losses related to foreign currency transactions	(3)	(654)
Write-down of cost-based investments in technology companies	(20)	—
Other	(16)	(39)

	$1,186	$(385)

Income Taxes

Income tax expense was $236,000 and $183,000 in the first quarter of 2008 and 2007, respectively, and primarily related to expected income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash and cash equivalents and restricted cash and marketable securities were $72.9 million at March 31, 2008. Working capital totaled $85.7 million at March 31, 2008, which included $57.8 million of unrestricted cash and cash equivalents. The current ratio at March 31, 2008 and December 31, 2007 was 2.4 to 1 and 2.0 to 1, respectively.

We sustained an operating loss of $3.1 million in the first quarter of 2008 and an increase in net working capital of $2.4 million for the period. If we continue to experience significant operating losses or experience significant reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We have a $10 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”). On March 14, 2008, we entered into an amendment to extend the maturity date of the credit facility to August 31, 2008 and establish future financial covenants. As of March 31, 2008, there were no borrowings outstanding under the agreement and we were in compliance with all financial covenants.

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

At March 31, 2008, we had two outstanding letters of credit totaling $12.5 million. The letters of credit secure our obligations to suppliers for the purchase of inventory. One letter of credit, totaling $11.0 million, expired on May 2, 2008 and was subsequently amended with a new expiration date of August 2, 2008 and the outstanding amount was reduced to $0.3 million. The reduction in the value of this letter of credit is linked to reduced obligations for purchases of lamps and other spare parts inventory as we wind down our business relationship with this supplier. The second letter of credit, totaling $1.5 million, expires on September 30, 2008. The fair value of these letters of credit approximates their contract values. The letters of credit were collateralized by $13.5 million of cash and marketable securities at March 31, 2008, which are reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $1.6 million secures our merchant credit card processing account, deposits for building leases and value added taxes in foreign jurisdictions.

Accounts receivable decreased $8.9 million to $37.4 million at March 31, 2008 compared to $46.3 million at December 31, 2007, due primarily to lower sales in the first quarter of 2008 compared to the fourth quarter of 2007, partially offset by an increase in days sales outstanding (“DSO”) to 55 days at March 31, 2008 compared to 51 days at December 31, 2007. The increase in DSO of 4 days was primarily driven by the timing of sales during the quarter when compared to the fourth quarter of 2007.

Total inventories, including consigned inventories, decreased $2.9 million to $28.1 million at March 31, 2008 compared to $31.0 million at December 31, 2007. This decrease primarily resulted from a $1.5 million decrease in consigned inventories as we are exiting the “brick and mortar” retail channel in the United Sates, as well as reductions in lamps and accessories inventory. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At March 31, 2008 and December 31, 2007, we had approximately 6 weeks and 5 weeks of inventory, respectively, in the Americas channel. Annualized inventory turns were approximately 8 times for the quarter ended March 31, 2008 and 7 times for the quarter ended December 31, 2007.

Other current assets increased $2.6 million to $10.1 million at March 31, 2008 compared to $7.5 million at December 31, 2007. The increase in other current assets was due primarily to a foreign currency forward contract receivable of $2.3 million on the balance sheet at March 31, 2008 related to the timing of settlement of our March foreign currency forward contracts, compared to a foreign currency forward contract receivable of $0 at December 31, 2007.

Expenditures for property and equipment totaled $0.7 million in the first quarter of 2008 and were primarily for purchases of product tooling. Total expenditures for property and equipment are expected to be between $4.0 million and $6.0 million in 2008.

Other assets, net increased $1.2 million to $2.3 million at March 31, 2008 compared to $1.1 million at December 31, 2007. Included in other assets are building deposits, cost based investments, and investments in our joint venture with Motorola, Motif. The increase in the first quarter of 2008 was primarily due to a cost-based investment and an increase in the value of our investment in Motif, offset by a dividend from Motif received during the quarter.

Accounts payable decreased $21.1 million to $43.0 million at March 31, 2008 compared to $64.1 million at December 31, 2007 due primarily to the timing of payments for inventory purchased late in the fourth quarter of 2007.

Accrued warranty costs, both short and long-term, decreased $1.2 million to $8.6 million at March 31, 2008 compared to $9.8 million at December 31, 2007. The reduction in accrued warranty costs was due primarily to a reduction in units sold this quarter, improved product quality, and a transition in our warranty model toward purchasing two year supplier warranties from our contract manufacturers. As our contract manufacturers have improved the manufacturing quality of the projectors we sell, we have begun the transition towards purchasing warranty coverage as part of the product we source.

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

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2008.

New Accounting Pronouncements

See Note 12 of Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 12, 2008.

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

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2007.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

We may need to raise additional financing if our financial results do not improve.

We sustained an operating loss of $3.1 million and $27.5 million, respectively, during the quarter ended March 31, 2008 and the year ended December 31, 2007, contributing to an increase (decrease) in net working capital of $2.4 million and $(15.0) million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our restructuring plans may not be successful.

Over the last three years, we have implemented a series of restructuring plans with the goal of simplifying the business and returning the company to profitability. As part of the restructuring plans, we have implemented actions to reduce our cost to serve customers, improve our supply chain efficiency, reduce our product costs and reduce our operating expenses. Our goal as a result of these actions was to improve gross margins and reduce our operating expenses to a level that will allow us to achieve breakeven or better results. We have faced a number of challenges related to our restructuring plans including uncertainties associated with the impact of our actions on revenues and gross margins.

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

We have outsourced the manufacturing of our products to third party manufacturers. We rely on our contract manufacturers to procure components, provide spare parts in support of our warranty and customer service obligations, perform warranty repair activities on our behalf, and in some cases, subcontract engineering work. We generally commit the manufacturing of each product platform to a single contract manufacturer. In addition, going forward, we will be placing more reliance on our contract manufacturers for design activities related to our core projection products, as we move to outsource a larger percentage of our research and development work.

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

In order to compete effectively, we must continue to reduce the cost of our products, our manufacturing and other overhead costs, focus on the right channel sales models and reduce our operating expenses in order to offset declining selling prices for our products, while at the same time growing our presence in the markets we are in and driving our products into new markets. There is no assurance we will be successful with respect to these factors.

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

Our results of operations for any individual quarter or for the year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•	The introduction and market acceptance of new technologies, products and services;

•	Variations in product selling prices and costs and the mix of products sold;

•	The size and timing of customer orders, including government and education tenders, which, in turn, often depend upon the success of our customers’ business or specific products or services;

•	Changes in the conditions in the markets for projectors and alternative technologies;

•	The size and timing of capital expenditures by our customers;

•	Conditions in the broader markets for information technology and communications equipment;

•	The timing and availability of products coming from our offshore contract manufacturing partners;

•	Changes in the supply of components; and

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

SMT, our 50-50 joint venture with TCL Corporation, has not been successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the negotiation of the settlement of its outstanding liabilities. At March 31, 2008, the majority of SMT employees had been laid off and only those employees working on the wind-down of the company remained. During 2006, we completely wrote off our initial investment in SMT and also recorded a charge for our share of estimated additional wind-down costs. We are uncertain how long it may take to complete the liquidation of SMT. There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

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

A deterioration in general global economic conditions could adversely affect demand for our products.

Our business is subject to the overall health of the U.S. and global economy. Purchase decisions for our products are made by corporations, governments, educational institutions, and consumers based on their overall available budget for information technology products. Any number of factors impacting the global economy including geopolitical issues, balance of trade concerns, inflation, interest rates, currency fluctuations and consumer confidence can impact the overall spending climate, both positively and negatively, in one or more geographies for our products. Deterioration in any one or combination of these factors could change overall industry dynamics and demand for discretionary products like ours and negatively impact our results of operations.

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

Revenues outside the U.S. accounted for approximately 51% of our revenues in the first quarter of 2008 and 43% of our revenues in all of 2007. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

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

During 2007 and early 2008, we experienced several changes in our executive officers, including our Chief Executive Officer and our Chief Financial Officer. Changes at the executive officer level may cause delays in achieving our operational goals and plans as new individuals learn the business.

Our results of operations could vary as a result of the methods, estimates and judgments we use in applying our accounting policies.

The methods, estimates and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise that lead us to change our methods, estimates and judgments. Changes in those methods, estimates and judgments could significantly affect our results of operations. For example, we are required to make judgments or take certain tax positions in relation to income taxes in both U.S. and foreign tax jurisdictions. To the extent a taxing authority takes a position different from ours and we are unsuccessful in defending our position, the outcome of that decision could impact the amount of income tax expense recorded in the period these new positions are known.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Twelfth Amendment to Credit Agreement dated March 14, 2008 between InFocus Corporation and Wells Fargo Foothill, Inc. Incorporated by reference to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on March 19, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	INFOCUS CORPORATION

	By	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley
Director, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ LISA K. PRENTICE
Lisa K. Prentice
Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)