Form 10-Q
period 2008-06-30
INFOCUS CORP
filed 2008-08-08
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	40,739,516
(Class)	(Outstanding at August 1, 2008)

INFOCUS CORPORATION

FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$65,901	$61,187
Restricted cash, cash equivalents, and marketable securities	3,873	22,923
Accounts receivable, net of allowances of $4,575 and $4,695	43,988	46,315
Inventories	24,435	30,984
Other current assets	7,947	7,548

Total Current Assets	146,144	168,957

Property and equipment, net of accumulated depreciation of $25,338 and $24,198	2,724	2,973
Other assets, net	3,768	1,061

Total Assets	$152,636	$172,991

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$48,123	$64,140
Related party accounts payable	1,624	1,624
Payroll and related benefits payable	1,526	1,848
Marketing incentives payable	3,715	3,710
Accrued warranty	4,398	6,235
Other current liabilities	7,029	8,113

Total Current Liabilities	66,415	85,670

Long-Term Liabilities	2,638	3,623

Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 40,739,516 and 40,779,413	90,493	90,493
Additional paid-in capital	79,315	78,385
Accumulated other comprehensive income:
Cumulative currency translation adjustment	42,852	38,246
Accumulated deficit	(129,077)	(123,426)

Total Shareholders’ Equity	83,583	83,698

Total Liabilities and Shareholders’ Equity	$152,636	$172,991

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues	$72,673	$73,633	$133,698	$151,288
Cost of revenues	59,439	61,649	108,029	130,824

Gross margin	13,234	11,984	25,669	20,464

Operating expenses:
Marketing and sales	8,898	9,442	17,189	19,086
Research and development	2,777	3,905	5,561	7,966
General and administrative	3,957	4,770	8,399	10,308
Restructuring costs	900	2,050	900	4,450

	16,532	20,167	32,049	41,810

Loss from operations	(3,298)	(8,183)	(6,380)	(21,346)

Other income (expense):
Interest expense	(87)	(122)	(235)	(187)
Interest income	326	676	798	1,425
Other, net	(438)	(195)	748	(580)

	(199)	359	1,311	658

Loss before income taxes	(3,497)	(7,824)	(5,069)	(20,688)
Provision (benefit) for income taxes	346	(36)	582	147

Net loss	$(3,843)	$(7,788)	$(5,651)	$(20,835)

Basic and diluted net loss per share	$(0.10)	$(0.20)	$(0.14)	$(0.52)

Shares used in basic and diluted per share calculations	40,332	39,700	40,360	39,697

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(5,651)	$(20,835)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,240	2,491
Stock-based compensation	1,114	600
Gain on sale of property and equipment	—	(3)
Deferred income taxes	544	(5)
Other non-cash income	(205)	(309)
(Increase) decrease in:
Restricted cash	19,050	(389)
Accounts receivable	4,368	4,468
Inventories	4,466	7,415
Consigned inventories	2,210	(525)
Income taxes receivable, net	(80)	(68)
Other current assets	(698)	3,556
Increase (decrease) in:
Accounts payable	(16,376)	766
Related party accounts payable	—	(281)
Payroll and related benefits payable	(416)	(983)
Marketing incentives payable, accrued warranty and other current liabilities	(3,913)	(4,971)
Other long-term liabilities	(983)	841

Net cash provided by (used in) operating activities	4,670	(8,232)

Cash flows from investing activities:
Payments for purchase of property and equipment	(887)	(2,199)
Proceeds from sale of property and equipment	—	3
Dividend payments received from joint ventures	1,500	—
Cash paid for cost-based technology investments	(3,000)	—
Other assets, net	31	16

Net cash used in investing activities	(2,356)	(2,180)

Cash flows from financing activities:
Net settlement of restricted stock	(184)	—

Net cash used in financing activities	(184)	—

Effect of exchange rate on cash	2,584	1,095

Increase (decrease) in cash and cash equivalents	4,714	(9,317)

Cash and cash equivalents:
Beginning of period	61,187	53,716

End of period	$65,901	$44,399

Supplemental Cash Flow Information:
Cash paid during the period for interest	$235	$155
Cash paid during the period for income taxes	107	187

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

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximates the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	June 30, 2008	December 31, 2007
Lamps and accessories	$2,988	$4,487
Service inventories	3,962	4,413
Finished goods	17,485	22,084

Total inventories	$24,435	$30,984

We classify our inventory in three categories: lamps and accessories, service inventories and finished goods. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can either be sold as new or can be consumed in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Finished goods inventory consists of new projectors in our logistics centers, new projectors in transit from our contract manufacturers where title transfers at shipment and new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $3.3 million and $4.7 million, respectively, as of June 30, 2008 and December 31, 2007.

Note 3. Earnings Per Share

Since we were in a loss position for the three and six-month periods ended June 30, 2008 and 2007, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive include the following (in thousands):

	Three and Six Months Ended June 30,
	2008	2007
Stock Options	3,605	3,121
Restricted Stock	480	867

Total Securities	4,085	3,988

Note 4. Comprehensive Loss

Comprehensive loss includes foreign currency translation gains (losses) and unrealized losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive loss for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net loss	$(3,843)	$(7,788)	$(5,651)	$(20,835)
Foreign currency translation gain (loss)	(788)	502	4,606	1,884
Net unrealized loss on equity securities	—	(8)	—	(37)

Total comprehensive loss	$(4,631)	$(7,294)	$(1,045)	$(18,988)

Note 5. Stock-Based Compensation

Stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues	$83	$88	$206	$121
Marketing and sales	127	105	316	196
Research and development	83	50	215	87
General and administrative	154	108	377	196

	$447	$351	$1,114	$600

On May 31, 2007, we granted restricted stock awards covering a total of 809,300 shares of common stock to employees under our 1998 Stock Incentive Plan. The restricted stock awards were to vest 100% one year from date of grant contingent upon the employee’s continuous employment during that period. Awards covering a total of 574,500 shares vested on May 30, 2008 with a related fair value of $1.4 million, which was recognized over the vesting period. As a result of employee terminations during the one year vesting period, restricted stock awards covering 234,800 shares, with a related fair value of $0.6 million, were forfeited.

As of June 30, 2008, performance targets were partially met related to 40,000 performance restricted shares that were granted to executive officers on May 31, 2007. Pursuant to the terms of the performance restricted share agreements, 50% of the shares, or 20,000 shares, will be fully vested on July 31, 2008, with the remaining 20,000 shares being forfeited. The expense associated with the 20,000 restricted shares that will vest on July 31, 2008 totaled $49,000 and was recognized over the performance period, which ended June 30, 2008.

In the first quarter of 2008, we issued stock options exercisable for a total of 1,019,500 shares of our common stock to certain employees under the 1998 Stock Incentive Plan. The fair value of these options, as determined utilizing the Black-Scholes option pricing model, was $0.7 million and is being recognized over the vesting period of these options.

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

To determine the fair value of stock options granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2008	2007
Risk-free interest rate	2.13% – 3.13%	4.54% – 4.93%
Expected dividend yield	0%	0%
Expected lives (years)	2.75 – 4.75	0.6 – 4.0
Expected volatility	47.5% – 56.6%	31.6% – 56.5%
Discount for post vesting restrictions	0%	0%

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

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain customers, products and regions, we offer a three-year warranty. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items, freight costs and other incidental costs associated with warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. In addition, as our contract manufacturing partners have improved the manufacturing quality of the projectors we sell, we have begun the transition towards purchasing warranty coverage as part of the product we source. For the products procured from the contract manufacturer with warranty coverage included, our future liability is calculated based on the estimated warranty costs associated with the difference between the warranty period offered from the contract manufacturer and the warranty period offered to the end customer. This data is then used to calculate our future warranty liability based on the actual quantity of projectors sold in each projector category and warranty coverage model, and remaining warranty periods. For new product introductions where we have not purchased a supplier warranty, our quality control department estimates the initial failure rates based on test and manufacturing data and historical experience for similar projectors. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty liability could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.5 million and $2.1 million, respectively, at June 30, 2008 and December 31, 2007, and was included in other current liabilities on our consolidated balance sheets. Our warranty accrual at June 30, 2008 totaled $7.0 million, of which $4.4 million was classified as a component of current liabilities and $2.6 million was classified as long-term liabilities on our consolidated balances sheets.

The following is a reconciliation of the changes in the warranty liability for the six months ended June 30, 2008 and 2007 (in thousands):

	Six Months Ended June 30,
	2008	2007
Warranty accrual, beginning of period	$9,846	$13,049
Reductions for warranty payments made	(3,610)	(4,267)
Warranties issued	1,390	5,125
Adjustments and changes in estimates	(595)	(1,557)

Warranty accrual, end of period	$7,031	$12,350

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At June 30, 2008, we had two outstanding letters of credit totaling $1.8 million. The letters of credit secure our obligations to suppliers for the purchase of inventory. One letter of credit, totaling $0.3 million, expired on August 2, 2008 and was not renewed. The expiration of this letter of credit is linked to reduced obligations for the purchase of lamps and other spare parts inventory as we complete the wind-down of our business relationship with this supplier. The second letter of credit, totaling $1.5 million, expires on September 30, 2008. In addition, on July 28, 2008 we entered into a new letter of credit in the amount of $10.0 million which expires on February 28, 2009. The fair value of these letters of credit approximates their contract values. The letters of credit were collateralized by $1.9 million of cash and marketable securities at June 30, 2008, which were reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $2.0 million secures our merchant credit card processing account, deposits for building leases and value added taxes in foreign jurisdictions.

Note 8. Line of Credit Amendment

In the first quarter of 2008, we amended our line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to:

•	extend the maturity date of the credit facility to August 31, 2008;

•	reduce the line of credit (and letters of credit that can be issued thereunder) to $10.0 million;

•	reduce the amount of the accounts owed by one customer that can be included in the borrowing base for the line of credit;

•	establish minimum EBITDA covenants for the extended loan period; and

•	amend our reporting requirements.

At June 30, 2008, we did not have any amounts outstanding under the credit facility and we were in compliance with all financial covenants. We are currently seeking to replace our existing line of credit with a new line of credit from a different division of Wells Fargo and expect to complete negotiations prior to the expiration of the existing line of credit.

Note 9. Restructuring

In the second quarter of 2008, we incurred $0.9 million of restructuring costs primarily related to employee severance in connection with the elimination of several middle management and other positions in the company.

At June 30, 2008, we had $4.6 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of 2008, and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2007	2008 Charges	2008 Amounts Paid	Accrual at June 30, 2008
Severance and related costs	$1,090	$860	$(819)	$1,131
Lease loss reserve	4,236	—	(851)	3,385
Other	67	40	(40)	67

	$5,393	$900	$(1,710)	$4,583

Note 10. Other, net

Other, net included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss) related to the profits of Motif, 50-50 joint venture	$(3)	$4	$1,222	$312
Losses related to foreign currency transactions	(419)	(179)	(422)	(833)
Write-down of cost-based investments in technology companies	—	—	(20)	—
Other	(16)	(20)	(32)	(59)

	$(438)	$(195)	$748	$(580)

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

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	June 30, 2008
	Fair Value	Input Level
Held to maturity marketable securities	$29,786	Level 2
Letters of credit	$1,800	Level 1

Our held to maturity marketable securities are recorded at cost on our balance sheets as cash equivalents. However, we reference their fair value, based on quoted market prices, on a quarterly basis in order to help us determine if an other than temporary impairment has occurred. Our letters of credit are recorded at their contract value, which approximates fair value.

Note 12. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Factors Affecting Our Business and Prospects

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements in this Form 10-Q are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words like “intend,” “plan,” “believe,” “anticipate,” “project,” “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words or phrases of similar meaning. They may relate to, among other things:

•	our ability to operate profitably;

•	our ability to successfully introduce new products;

•	our ability to compete in the market, including our ability to compete against alternate technologies;

•	the wind-down of South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation;

•	the supply of components, subassemblies, and projectors manufactured for us;

•	our financial risks;

•	fluctuations in our revenues and results of operations;

•	the impact of regulatory actions by authorities in the markets we serve;

•	anticipated outcome of legal disputes;

•	uncertainties associated with the activities of our contract manufacturing partners;

•	expectations regarding results and charges associated with restructuring our business and other changes to reduce or simplify the cost structure of the business;

•	our ability to grow revenue;

•	our ability to grow the business; and

•	our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses and expenditures for property and equipment.

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

Overview

We continued to invest in our sales, marketing and product development resources during the second quarter of 2008 and are beginning to see positive results from these investments:

•	Revenue increased by $11.6 million, or 19%, compared to the first quarter of 2008 and was relatively flat compared to the second quarter of 2007;

•	Revenue grew in each of our three regions in the second quarter of 2008 compared to the first quarter of 2008, with the Americas growing by 20%, Europe by 19% and Asia Pacific by 15%;

•	In Asia, quarterly revenue exceeded $10 million for the first time in three years; and

•	Our unit volume increased by 33% in the second quarter of 2008 compared to the first quarter of 2008 and 26% compared to the second quarter of 2007.

At InfoComm 2008, the annual industry show for professional AV dealers, we showcased new industry-leading features across three new platforms for mobile, portable and installation projection needs:

•

Ease of use continues to be a significant issue for the projection industry. To address this, we introduced a new feature – true plug and play projection using DisplayLink™ technology. Using a simple USB cable, connect any laptop to an InFocus IN1100 series mobile projector, or an InFocus IN3100 series portable projector, and your image is instantly projected onscreen.

•

The 1100 and 3100 series also feature InFocus’ implementation of DLP® BrilliantColor™. InFocus BrilliantColor™ can reduce total cost of ownership by providing lifelike color reproduction that does not degrade over time or require regular filter maintenance or replacement.

•

Each of the three platforms announced at InfoComm has a wide format option, which allows our customers to accommodate the shifting trend towards widescreen laptops. In addition, we announced a SplitScreen™ feature on our IN5100 series installation projector, which allows side by side projection from two different sources.

Our ongoing investments in product development resources support our strategy of creating differentiation in our products and our brand name. The evolving features of our products are intended to address the changing needs of our customers and the evolving usage model for displaying visual content. We are addressing the commoditization in our industry by bringing back innovation to the InFocus brand.

We recently redefined our internal projector categories to better reflect the converging usage models between the commercial and home market segments. We are now classifying projectors into the categories “Portable,” “Mobile,” and “Installation.” Portable is the new name for our meeting room category and better represents our projectors used in meeting rooms or classrooms. The mobile projector category has not changed and includes all of our portable projectors that weigh less than 4.4 pounds and are easily adaptable for travel. Installation now includes our home projectors, as well as our business installation projectors.

We continue to streamline our regional and global marketing functions to drive greater efficiencies and eliminate redundant activities. The centrally driven organization will continue to understand specific regional needs, but will ensure our initiatives and programs are focused on revenue-generating marketing activities. In addition, in the second quarter of 2008, we recorded a restructuring charge of $0.9 million to account for estimated employee severance costs related to cost reduction initiatives. The anticipated reduction in costs will allow us to continue to invest in sales and product development activities while maintaining the desired operating expense levels.

While our patent portfolio remains strong and growing, we will continue to invest in advanced development for new projection opportunities and applications. We currently have approximately 240 U.S. patents issued in our name with another 85 patents pending. Additionally, we will seek to partner with third parties where a solution may be more readily available. In the first quarter of 2008, we announced a partnership with DisplayLink™ Corporation to utilize DisplayLink’s™ USB graphics connection technology, which is now being used in our products. This addition improves ease of use of our products and allows for application innovations for new projector solutions. We expect to explore other opportunities to leverage third parties’ technology and products where there are market opportunities outside of our core competencies or a solution is more readily available for incorporation into our overall solution.

Results of Operations

	Three Months Ended June 30, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$72,673	100.0%	$73,633	100.0%
Cost of revenues	59,439	81.8	61,649	83.7

Gross margin	13,234	18.2	11,984	16.3

Operating expenses:
Marketing and sales	8,898	12.2	9,442	12.8
Research and development	2,777	3.8	3,905	5.3
General and administrative	3,957	5.4	4,770	6.5
Restructuring costs	900	1.2	2,050	2.8

	16,532	22.7	20,167	27.4

Loss from operations	(3,298)	(4.5)	(8,183)	(11.1)
Other income (expense):
Interest expense	(87)	(0.1)	(122)	(0.2)
Interest income	326	0.4	676	0.9
Other, net	(438)	(0.6)	(195)	(0.3)

Loss before income taxes	(3,497)	(4.8)	(7,824)	(10.6)
Provision (benefit) for income taxes	346	0.5	(36)	—

Net loss	$(3,843)	(5.3)%	$(7,788)	(10.6)%

	Six Months Ended June 30, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$133,698	100.0%	$151,288	100.0%
Cost of revenues	108,029	80.8	130,824	86.5

Gross margin	25,669	19.2	20,464	13.5

Operating expenses:
Marketing and sales	17,189	12.9	19,086	12.6
Research and development	5,561	4.2	7,966	5.3
General and administrative	8,399	6.3	10,308	6.8
Restructuring costs	900	0.7	4,450	2.9

	32,049	24.0	41,810	27.6

Loss from operations	(6,380)	(4.8)	(21,346)	(14.1)
Other income (expense):
Interest expense	(235)	(0.2)	(187)	—
Interest income	798	0.6	1,425	0.9
Other, net	748	0.6	(580)	(0.4)

Loss before income taxes	(5,069)	(3.8)	(20,688)	(13.7)
Provision for income taxes	582	0.4	147	0.1

Net loss	$(5,651)	(4.2)%	$(20,835)	(13.8)%

(1)	Percentages may not add due to rounding.

Revenues

Revenues decreased $1.0 million, or 1.3%, and $17.6 million, or 11.6%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007.

The decreases in revenue in the 2008 periods compared to the 2007 periods were due primarily to a 22.0% and 10.0% decrease, respectively, in overall average selling prices (“ASPs”). The decreases in ASPs in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 were due to a higher percentage of entry level products sold in the 2008 periods associated with seasonal purchase patterns of the education sector. Partially offsetting the declines in the overall ASPs in the three-month period ended June 30, 2008 compared to the same period of 2007 was an increase in units sold of 27.8%. The increase in units sold in the second quarter of 2008 was primarily due to growth in the portable and installation product segments from increased demand in the education sector, as mentioned above. In addition, contributing to the unit growth experienced in the portable segment in the second quarter of 2008 was incremental unit sales of our newly introduced wide format XGA projectors.

In the six-month period ended June 30, 2008, revenues were also negatively impacted, when compared to the same period of 2007, by a 1.8% decrease in units sold. Units sold in the six-month period ended June 30, 2008 were 161,000 units compared to 164,000 units sold in the six-month period ended June 30, 2007.

Geographic Revenues

Revenues by geographic area and as a percentage of total revenue were as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
United States	$36,448	50.1%	$45,594	61.9%	$66,261	49.6%	$89,737	59.3%
Europe	22,144	30.5%	15,808	21.5%	40,744	30.5%	36,845	24.4%
Asia	10,012	13.8%	8,162	11.1%	18,720	14.0%	17,084	11.3%
Other	4,069	5.6%	4,069	5.5%	7,973	5.9%	7,622	5.0%

	$72,673		$73,633		$133,698		$151,288

U.S. revenues decreased 20.1% and 26.2%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. These decreases were primarily due to declines in unit sales of 5.6% and 27.7%, respectively. Also negatively impacting U.S. revenues in the three-month period ended June 30, 2008 compared to the same period of 2007 was an ASP decline of 15.3% due to an increase in the percentage of the overall sales during the quarter coming from the entry-level products sold into the education sector. U.S. ASPs increased 1.2% in the six-month period ended June 30, 2008 compared to the same period of 2007. The decrease in units and offsetting increase in ASPs in the six-month period ended June 30, 2008 compared to the same period of 2007 was related to increased sales in the 2007 period of our lower-margin, entry-level portable and installation products as we aggressively depleted existing inventory to make room for higher margin follow-on products.

European revenues increased 40.1% and 10.6%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. These increases were primarily due to increases in units sold of 98.2% and 45.9%, respectively, partially offset by declines in ASPs of 29.3% and 24.2%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. The increases in units sold and corresponding increases in revenue in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 were driven by new product introductions targeted at channels and markets where we have identified strong growth potential.

Asian revenues increased 22.7% and 9.6%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. These increases were primarily due to increases in units sold of 52.2% and 26.5%, respectively, partially offset by declines in ASPs of 19.4% and 13.4%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007.

Other revenues primarily consist of sales in Canada and Latin America. Other revenues were flat and increased 4.6%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. Other revenue unit sales increased 41.2% and 9.9%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. Other revenue ASPs decreased 29.2% and 5.0%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007.

Backlog

At June 30, 2008, we had backlog of approximately $9.1 million, compared to approximately $6.6 million at December 31, 2007. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the third quarter of 2008. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling future orders.

Gross Margins

We achieved gross margins of 18.2% and 19.2%, respectively, in the three and six-month periods ended June 30, 2008, compared to 16.3% and 13.5%, respectively, in the three and six-month periods ended June 30, 2007 and 20.4% in the first quarter of 2008.

The increases in gross margin in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 were due to an overall shift in product mix to higher margin products between the comparable periods, as well as continued decreases in other costs of goods sold primarily due to efficiencies achieved within our supply chain and lower costs associated with warranty repair activities. Charges for inventory related write-downs totaled $0.2 million and $1.7 million, respectively, in the three and six-month periods ended June 30, 2008 compared to $0.8 million and $2.4 million in the comparable periods of 2007.

Marketing and Sales Expense

Marketing and sales expense decreased $0.5 million, or 5.8%, to $8.9 million in the three-month period ended June 30, 2008 compared to $9.4 million in the same period of 2007 and decreased $1.9 million, or 9.9%, to $17.2 million in the six-month period ended June 30, 2008 compared to $19.1 million in the same period of 2007.

The decreases in marketing and sales expense were primarily due to our ongoing efforts to reduce our cost structure to better align with current revenue and gross margin levels. The majority of the reductions have been in discretionary spending, such as marketing programs and advertising. These decreases were partially offset by our investment in additional sales and product marketing resources to drive increases in revenue as discussed above.

Research and Development Expense

Research and development expense decreased $1.1 million, or 28.9%, to $2.8 million in the three-month period ended June 30, 2008 compared to $3.9 million in the same period of 2007 and decreased $2.4 million, or 30.2%, to $5.6 million in the six-month period ended June 30, 2008 compared to $8.0 million in the same period of 2007.

These decreases were primarily due to a reduced cost structure related to our previous restructuring activities, including a decrease in personnel related costs and other discretionary spending. We have shifted our research and development model to outsource more of the design functions to our contract manufacturers, which allowed us to reduce our in-house research and development resources. These decreases were partially offset by our increased investment in product development resources to support our strategy of creating differentiation in our products and our brand name.

General and Administrative Expense

General and administrative expense decreased $0.8 million, or 17.0%, to $4.0 million in the three-month period ended June 30, 2008 compared to $4.8 million in the same period of 2007 and decreased $1.9 million, or 18.5%, to $8.4 million in the six-month period ended June 30, 2008 compared to $10.3 million in the same period of 2007.

Included in general and administrative expense in the three and six-month periods ended June 30, 2007 was $0.1 million and $0.9 million, respectively, of costs incurred for various external advisors engaged as part of our strategic alternatives evaluation process. The remainder of the decreases in the 2008 periods compared to the 2007 periods were primarily related to a reduced cost structure, including decreases in personnel related costs and other discretionary spending.

Restructuring

In the second quarter of 2008, we incurred $0.9 million of restructuring costs primarily related to employee severance in connection with the elimination of several middle management and other positions in the company.

In the three and six-month periods ended June 30, 2007, we incurred restructuring charges totaling $2.1 million and $4.5 million, respectively. The charge of $2.1 million in the second quarter of 2007 was primarily for severance costs and the charge in the first quarter of 2007 of $2.4 million was primarily related to estimated lease losses on vacated or partially vacated facilities at our corporate headquarters and various European office locations. A portion of the $2.1 million charge recorded in the second quarter of 2007 for severance costs was related to a shift in our research and development model to outsource more of the design functions to our contract manufacturers, which allows us to reduce in-house research and development resources.

At June 30, 2008, we had $4.6 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. See further detail in Note 9 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income in the three and six-months ended June 30, 2008 decreased to $0.3 million and $0.8 million, respectively, compared to $0.7 and $1.4 million respectively, in the comparable periods of 2007. The decreases were primarily due to lower interest rates realized on our invested balances. Average cash and investment balances were $29.5 million and $29.2 million, respectively, in the first six months of 2008 and 2007.

Other, net included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income related to the profits of Motif, 50-50 joint venture	$(3)	$4	$1,222	$312
Losses related to foreign currency transactions	(419)	(179)	(422)	(833)
Write-down of cost-based investments in technology companies	—	—	(20)	—
Other	(16)	(20)	(32)	(59)

	$(438)	$(195)	$748	$(580)

Income Taxes

Income tax expense in the three and six-month periods ended June 30, 2008 was $346,000 and $582,000, respectively, compared to a benefit of $36,000 and expense of $147,000 respectively, in the comparable periods of 2007. Income tax expense the first half of 2008 and 2007 primarily represented income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash and cash equivalents and restricted cash and marketable securities were $69.8 million at June 30, 2008. Working capital totaled $79.7 million at June 30, 2008, which included $65.9 million of unrestricted cash and cash equivalents. The current ratio at June 30, 2008 and December 31, 2007 was 2.2 to 1 and 2.0 to 1, respectively.

We sustained an operating loss of $6.4 million in the first six months of 2008 and a decrease in net working capital of $3.6 million for the period. If we continue to experience significant operating losses or experience significant reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We have a $10 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) that matures August 31, 2008. As of June 30, 2008, there were no borrowings outstanding under the agreement and we were in compliance with all financial covenants. We are currently seeking to replace our existing line of credit with a new line of credit from a different division of Wells Fargo and expect to complete negotiations prior to the expiration of the existing line of credit.

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

At June 30, 2008, we had two outstanding letters of credit totaling $1.8 million. The letters of credit secure our obligations to suppliers for the purchase of inventory. One letter of credit, totaling $0.3 million, expired on August 2, 2008 and was not renewed. The expiration of this letter of credit is linked to reduced obligations for the purchase of lamps and other spare parts inventory as we complete the wind-down of our business relationship with this supplier. The second letter of credit, totaling $1.5 million, expires on September 30, 2008. In addition, on July 28, 2008, we entered into a new letter of credit in the amount of $10.0 million which expires on February 28, 2009. The fair value of these letters of credit approximates their contract values. The letters of credit were collateralized by $1.9 million of cash and marketable securities at June 30, 2008, and, as such, were reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $2.0 million secures our merchant credit card processing account, deposits for building leases and value added taxes in foreign jurisdictions.

Accounts receivable decreased $2.3 million to $44.0 million at June 30, 2008 compared to $46.3 million at December 31, 2007, due primarily to lower sales in the second quarter of 2008 compared to the fourth quarter of 2007, partially offset by an increase in days sales outstanding (“DSO”) to 54 days at June 30, 2008 compared to 51 days at December 31, 2007. The increase in DSO of 3 days was primarily driven by the timing of sales during the second quarter of 2008 when compared to the fourth quarter of 2007. In the second quarter of 2008, 53% of the total revenue was shipped in the third month of the quarter compared to 43% shipped in the third month for the fourth quarter of 2007.

Inventories decreased $6.6 million to $24.4 million at June 30, 2008 compared to $31.0 million at December 31, 2007. This decrease primarily resulted from a $2.2 million decrease in consigned inventories as we are exiting the “brick and mortar” retail channel in the U.S., as well as reductions in other finished goods and lamps and accessories inventory. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At June 30, 2008 and December 31, 2007, we had approximately 6 weeks and 5 weeks of inventory, respectively, in the Americas channel. Annualized inventory turns were approximately 8 times for the quarter ended June 30, 2008 and 7 times for the quarter ended December 31, 2007.

Expenditures for property and equipment totaled $0.9 million in the first two quarters of 2008 and were primarily for purchases of product tooling. Total expenditures for property and equipment are expected to be between $3.5 million and $6.0 million in 2008.

Other assets, net increased $2.7 million to $3.8 million at June 30, 2008 compared to $1.1 million at December 31, 2007. Included in other assets are building deposits, cost-based investments, and investments in our joint venture with Motorola, Motif. The increase in the first six months of 2008 was primarily due to a cost-based investment and an increase in the value of our investment in Motif, offset by a dividend from Motif received during the period.

Accounts payable decreased $16.0 million to $48.1 million at June 30, 2008 compared to $64.1 million at December 31, 2007 due primarily to the timing of payments for inventory purchased late in the fourth quarter of 2007, that came due to be paid in the first quarter of 2008.

Accrued warranty costs, both short and long-term, decreased $2.8 million to $7.0 million at June 30, 2008 compared to $9.8 million at December 31, 2007. The reduction in accrued warranty costs was due primarily to a reduction in units sold during the period, improved product quality and a transition in our warranty model toward purchasing two-year supplier warranties from our contract manufacturers. As our contract manufacturers have improved the manufacturing quality of the projectors we sell, we have begun the transition towards purchasing warranty coverage as part of the product we source. For the products procured from the contract manufacturer with the warranty coverage included, our future liability is calculated based on the difference between the warranty period offered from the supplier and the warranty period we offer to the end customer.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We sustained an operating loss of $6.4 million and $27.5 million, respectively, during the six-month period ended June 30, 2008 and the year ended December 31, 2007, contributing to a decrease in net working capital of $3.6 million and $15.0 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our restructuring plans may not be successful.

Over the last three years, we have implemented a series of restructuring plans with the goal of simplifying the business and returning the company to profitability. As part of the restructuring plans, we have implemented actions to reduce our cost to serve customers, improve our supply chain efficiency, reduce our product costs and reduce our operating expenses. Our goal as a result of these actions was to improve gross margins and reduce our operating expenses to a level that will allow us to achieve breakeven or better results. We have faced a number of challenges related to our restructuring plans including uncertainties associated with the impact of our actions on revenues and gross margins. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

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

Our reliance on contract manufacturers exposes us to the following risks over which we may have limited control:

•	Unexpected increases in manufacturing and repair costs;

•	Interruptions in shipments if our contract manufacturer is unable to complete production;

•	Inability to completely control the quality of finished products;

•	Inability to completely control delivery schedules;

•	Unpredictability of manufacturing yields;

•	Changes in our contract manufacturer’s business models or operations;

•	Our contract manufacturer’s willingness to extend us sufficient credit;

•	Potential loss of differentiation in our products compared to our competitors;

•	Potential lack of adequate capacity to manufacture all or a part of the products we require; and

•	Reduced control over the availability of our products.

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

In order to compete effectively, we must continue to reduce the cost of our products, our manufacturing and other overhead costs, incorporate differentiating features in our products that are valued by our customers, focus on the right channel sales models and reduce our operating expenses in order to offset declining selling prices for our products, while at the same time growing our presence in the markets we are in and driving our products into new markets. There is no assurance we will be successful with respect to these factors.

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

Certain components used in our products are now available only from single sources. Most importantly, DLP® devices are only available from Texas Instruments. The majority of our current products are based on DLP® technology making the continued availability of DLP® devices very important.

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

SMT, our 50-50 joint venture with TCL Corporation, has not been successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the negotiation of the settlement of its outstanding liabilities. At June

30, 2008, the majority of SMT employees had been laid off and only those employees working on the wind-down of the company remained. During 2006, we completely wrote off our initial investment in SMT and also recorded a charge for our share of estimated additional wind-down costs. We are uncertain how long it may take to complete the liquidation of SMT. There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

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

Revenues outside the U.S. accounted for approximately 50% of our revenues in the first six months of 2008 and 43% of our revenues in all of 2007. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

•	local economic and labor conditions;

•	political instability;

•	terrorist acts;

•	unexpected changes in the regulatory environment;

•	trade protection measures;

•	tax laws; and

•	foreign currency exchange rates.

Currency exchange rate fluctuations may adversely affect our financial results.

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

We are periodically subject to claims that our products infringe the intellectual property rights of others. We cannot provide assurance that, if and when made, these claims will not be successful. Intellectual property litigation is, by its nature, expensive and unpredictable. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any potential judgment against us could require substantial payment in damages and also could include an injunction or other court order that could prevent us from offering certain products.

We rely on large distributors, retailers and other large customers for a significant portion of our revenues, and changes in price or purchasing patterns could lower our revenues or gross margins.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	—	—	—	—
May 1 to May 31	107,747	$1.71	—	—
June 1 to June 30	—	—	—	—

Total	107,747	1.71	—	—

These shares were purchased pursuant to the terms of our 1998 Stock Incentive Plan, which allows for an employee to pay tax withholding obligations related to the vesting of employee restricted stock awards by delivering shares of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 14, 2008, at which the following actions were taken:

1.	The shareholders elected the six nominees for director to our Board of Directors. The six directors elected, along with the voting results were as follows:

Name	No. of Shares Voting For	No. of Shares Withheld Voting
John D. Abouchar	34,946,257	1,160,300
Peter D. Behrendt	34,210,071	1,896,486
Michael R. Hallman	34,174,575	1,931,982
Robert B. Ladd	34,996,957	1,109,600
Bernard T. Marren	24,342,949	11,763,608
Robert G. O’Malley	35,078,730	1,027,827

2.	The shareholders approved the appointment of KPMG LLP as our independent registered public accountants for the year ending December 31, 2008 as follows:

No. of Shares Voting For:	No. of Shares Voting Against:	No. of Shares Abstaining:	No. of Broker Non-Votes:
35,432,549	615,315	58,693	—

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Exhibits to Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. dated as of September 13, 2002. (Confidential Treatment has been requested with respect to a portion of this exhibit). Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	INFOCUS CORPORATION

	By	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley
Director, President and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ LISA K. PRENTICE
Lisa K. Prentice
Senior Vice President, Finance,
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)