Form 10-Q
period 2008-09-30
INFOCUS CORP
filed 2008-11-07
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock without par value	40,669,516
(Class)	(Outstanding at November 3, 2008)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$55,146	$61,187
Restricted cash, cash equivalents, and marketable securities	15,154	22,923
Accounts receivable, net of allowances of $3,693 and $4,695	39,197	46,315
Inventories	30,351	30,984
Other current assets	4,943	7,548

Total Current Assets	144,791	168,957
Property and equipment, net of accumulated depreciation of $24,519 and $24,198	2,407	2,973
Other assets, net	5,347	1,061

Total Assets	$152,545	$172,991

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$62,469	$64,140
Related party accounts payable	1,624	1,624
Payroll and related benefits payable	1,694	1,848
Marketing incentives payable	3,567	3,710
Accrued warranty	3,487	6,235
Other current liabilities	5,878	8,113

Total Current Liabilities	78,719	85,670
Long-Term Liabilities	2,316	3,623
Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 40,669,516 and 40,779,413	90,418	90,493
Additional paid-in capital	79,593	78,385
Accumulated other comprehensive income:
Cumulative currency translation adjustment	34,792	38,246
Accumulated deficit	(133,293)	(123,426)

Total Shareholders’ Equity	71,510	83,698

Total Liabilities and Shareholders’ Equity	$152,545	$172,991

The accompanying notes are an integral part of these balance sheets.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues	$70,596	$75,790	$204,294	$227,078
Cost of revenues	59,215	62,026	167,244	192,850

Gross margin	11,381	13,764	37,050	34,228
Operating expenses:
Marketing and sales	7,926	8,424	25,115	27,510
Research and development	3,001	3,367	8,562	11,333
General and administrative	4,172	5,305	12,571	15,613
Restructuring costs	430	225	1,330	4,675

	15,529	17,321	47,578	59,131

Loss from operations	(4,148)	(3,557)	(10,528)	(24,903)
Other income (expense):
Interest expense	(146)	(154)	(381)	(342)
Interest income	322	599	1,120	2,025
Other, net	(30)	319	718	(261)

	146	764	1,457	1,422

Loss before income taxes	(4,002)	(2,793)	(9,071)	(23,481)
Provision for income taxes	214	27	796	174

Net loss	$(4,216)	$(2,820)	$(9,867)	$(23,655)

Basic and diluted net loss per share	$(0.10)	$(0.07)	$(0.25)	$(0.60)

Shares used in basic and diluted per share calculations	40,260	39,786	39,974	39,682

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net loss	$(9,867)	$(23,655)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	1,909	3,444
Stock-based compensation	1,392	1,263
Gain on sale of property and equipment	—	(3)
Deferred income taxes	708	7
Other non-cash (income) expense	121	(722)
(Increase) decrease in:
Restricted cash	7,769	(462)
Accounts receivable	5,437	2,402
Inventories	505	11,749
Income taxes receivable, net	(327)	(165)
Other current assets	1,725	1,348
Increase (decrease) in:
Accounts payable	(1,350)	7,083
Related party accounts payable	—	(421)
Payroll and related benefits payable	(73)	(348)
Marketing incentives payable, accrued warranty and other current liabilities	(6,380)	(7,361)
Other long-term liabilities	(1,310)	919

Net cash provided by (used in) operating activities	259	(4,922)
Cash flows from investing activities:
Payments for purchase of property and equipment	(1,412)	(2,699)
Proceeds from sale of property and equipment	—	3
Dividend payments received from joint venture	1,500	1,000
Cash paid for cost-based technology investments	(4,500)	—
Other assets, net	—	37

Net cash used in investing activities	(4,412)	(1,659)
Cash flows from financing activities:
Repurchase of common stock	(75)	—
Net settlement of restricted stock	(184)	—

Net cash used in financing activities	(259)	—
Effect of exchange rate on cash	(1,629)	2,647

Decrease in cash and cash equivalents	(6,041)	(3,934)
Cash and cash equivalents:
Beginning of period	61,187	53,716

End of period	$55,146	$49,782

Supplemental Cash Flow Information:
Cash paid during the period for interest	$381	$343
Cash paid during the period for income taxes	326	251

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

Note 2. Inventories

Inventories are valued at the lower of cost or market, using average purchase costs, which approximates the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	September 30, 2008	December 31, 2007
Lamps and accessories	$3,652	$4,487
Service inventories	4,445	4,413
Finished goods	22,254	22,084

Total inventories	$30,351	$30,984

We classify our inventory in three categories: lamps and accessories, service inventories and finished goods. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can either be sold as new or can be consumed in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Finished goods inventory consists of new projectors in our logistics centers, new projectors in transit from our contract manufacturers where title transfers at shipment and new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $3.8 million and $4.7 million, respectively, as of September 30, 2008 and December 31, 2007.

Note 3. Earnings Per Share

Since we were in a loss position for the three and nine-month periods ended September 30, 2008 and 2007, there was no difference between the number of shares used to calculate basic and diluted loss per share for those periods. Potentially dilutive securities that are not included in the diluted per share calculations because they would be antidilutive included the following (in thousands):

	Three and Nine Months Ended September 30,
	2008	2007
Stock Options	3,435	3,047
Restricted Stock	365	1,068

Total Securities	3,800	4,115

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains (losses) and unrealized losses on marketable equity securities available for sale that are recorded directly to shareholders’ equity. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net loss	$(4,216)	$(2,820)	$(9,867)	$(23,655)
Foreign currency translation gains (losses)	(8,060)	3,565	(3,454)	5,449
Net unrealized loss on equity securities	—	(15)	—	(52)

Total comprehensive income (loss)	$(12,276)	$730	$(13,321)	$(18,258)

Note 5. Stock-Based Compensation

Stock-based compensation expense was included in our statements of operations as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues	$44	$146	$250	$267
Marketing and sales	49	208	365	404
Research and development	28	147	243	234
General and administrative	157	162	534	358

	$278	$663	$1,392	$1,263

On May 31, 2007, we granted restricted stock awards covering a total of 809,300 shares of common stock to employees under our 1998 Stock Incentive Plan. The restricted stock awards were to vest 100% one year from date of grant contingent upon the employee’s continuous employment during that period. Awards covering a total of 574,500 shares vested on May 30, 2008 with a related fair value of $1.4 million, which was recognized over the vesting period. As a result of employee terminations during the one-year vesting period, restricted stock awards covering 234,800 shares, with a related fair value of $0.6 million, were forfeited and the related expense was reversed.

As of June 30, 2008, performance targets were partially met related to 40,000 performance restricted shares that were granted to executive officers on May 31, 2007. Pursuant to the terms of the performance restricted share agreements, 50% of the shares, or 20,000 shares, were fully vested on July 31, 2008, with the remaining 20,000 shares being forfeited. The expense associated with the 20,000 restricted shares that vested on July 31, 2008 totaled $49,000 and was recognized over the service period.

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

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2008	2007
Risk-free interest rate	2.13% – 3.13%	4.23% – 4.93%
Expected dividend yield	0%	0%
Expected lives (years)	2.75 – 4.75	0.6 – 4.2
Expected volatility	47.5% – 56.6%	31.6% – 56.5%
Discount for post vesting restrictions	0%	0%

The risk-free interest rate used is based on the U.S. Treasury yield over the estimated life of the options granted. Our option pricing model utilizes the simplified method accepted under Staff Accounting Bulletin No. 107 and Staff Accounting Bulletin No. 110 to estimate the expected life of the option. The expected volatility for options granted pursuant to our stock incentive plans is calculated based on our historical volatility over the estimated term of the options granted. We have not paid cash dividends in the past and we do not expect to pay cash dividends in the future resulting in the dividend rate assumption above.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain sales channels, products and regions, we offer a three-year warranty. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items, freight costs and other incidental costs associated with warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. In addition, as our contract manufacturing partners have improved the manufacturing quality of the projectors we sell, we have been transitioning towards purchasing warranty coverage as part of the product we source. For the products procured from the contract manufacturer with warranty coverage included, our future liability is calculated based on the estimated warranty costs associated with the difference between the warranty period offered from the contract manufacturer and the warranty period offered to the end customer. As of September 30, 2008, all new product platforms are being procured with a 2 year factory warranty from the contract manufacturer. This data is then used to calculate our future warranty liability based on the actual quantity of projectors sold in each projector category and warranty coverage model, and remaining warranty periods. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty liability could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $1.1 million and $2.1 million, respectively, at September 30, 2008 and December 31, 2007, and was included in other current liabilities on our consolidated balance sheets. Our warranty accrual at September 30, 2008 totaled $5.8 million, of which $3.5 million was classified as a component of current liabilities and $2.3 million was classified as long-term liabilities on our consolidated balance sheets.

The following is a reconciliation of the changes in the warranty liability for the nine months ended September 30, 2008 and 2007 (in thousands).

	Nine Months Ended September 30,
	2008	2007
Warranty accrual, beginning of period	$9,846	$13,049
Reductions for warranty payments made	(5,010)	(5,724)
Warranties issued	1,888	7,311
Adjustments and changes in estimates	(939)	(3,186)

Warranty accrual, end of period	$5,785	$11,450

Note 7. Letter of Credit and Restricted Cash, Cash Equivalents and Marketable Securities

At September 30, 2008, we had four outstanding standby letters of credit totaling $13.0 million, which secure our obligations to foreign suppliers for purchases of inventory. Two of the letters of credit, totaling $10.7 million, are to one supplier, with one letter of credit for $10.0 million expiring on February 28, 2009 and the second, for $0.7 million, expiring on November 30, 2008. The other two letters of credit, for $2.0 million and $0.3 million, expire on January 15, 2009 and February 28, 2009, respectively. The fair value of these letters of credit approximates their contract values. The letters of credit were collateralized by $13.7 million of cash and marketable securities at September 30, 2008, which were reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $1.5 million secures our merchant credit card processing account and deposits for value-added taxes in foreign jurisdictions.

Note 8. Share Repurchase Program

In the third quarter of 2008, our Board of Directors authorized a share repurchase program for the purchase of up to 4,000,000 shares of our common stock over a three-year period. As of September 30, 2008, 50,000 shares had been purchased pursuant to this program at an average price of $1.53 per share, inclusive of commissions and fees, and 3,950,000 shares remained available for purchase.

Note 9. Line of Credit Amendments

In the first quarter of 2008, we amended our line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) to:

•	extend the maturity date of the credit facility to August 31, 2008;

•	reduce the line of credit (and letters of credit that can be issued thereunder) to $10.0 million;

•	reduce the amount of the accounts owed by one customer that can be included in the borrowing base for the line of credit;

•	establish minimum EBITDA covenants for the extended loan period; and

•	amend our reporting requirements.

In the third quarter of 2008, we again amended our line of credit facility to:

•	assign Wells Fargo Bank, National Association, as the successor to Wells Fargo Foothill, Inc;

•	extend the maturity date of the credit facility to August 31, 2009;

•

permit us, during such times as undrawn availability under the credit facility and cash on hand are at least $25 million, and subject to certain other limitations, to expend up to $8 million for repurchases of our common stock pursuant to our share repurchase program; and

•	modify the minimum EBITDA covenant in certain respects.

At September 30, 2008, we did not have any amounts outstanding under the credit facility; however, we were out of compliance with the financial covenants in the credit facility agreement. See Note 14 for a discussion of an amendment to the credit facility agreement in November 2008. The amendment signed in November 2008 waived the event of default and reset the financial covenants for both September 30, 2008 and December 31, 2008 and brought us into compliance with the covenants as of September 30, 2008.

Note 10. Restructuring

In the three and nine-month periods ended September 30, 2008, we incurred $0.4 million and $1.3 million, respectively, of restructuring costs primarily related to employee severance in connection with the elimination of several middle management and other positions in the company and charges related to facilities that had previously been abandoned but whose leases were terminated during the quarter.

At September 30, 2008, we had $2.4 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of the second quarter of 2009, and the lease loss to be paid over the related lease terms through 2011, net of estimated sub-lease rentals. The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2007	2008 Charges	2008 Amounts Paid	Accrual at September 30, 2008
Severance and related costs	$1,090	$1,124	$(1,799)	$415
Lease loss reserve	4,236	188	(2,427)	1,997
Other	67	18	(50)	35

	$5,393	$1,330	$(4,276)	$2,447

The total restructuring charges in the three and nine-month periods ended September 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Severance and related costs	$264	$225	$1,124	$2,490
Lease loss reserve	188	—	188	2,185
Other	(22)	—	18	—

	$430	$225	$1,330	$4,675

Note 11. Other, net

Other, net included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income related to the profits of Motif, 50-50 joint venture	$104	$410	$1,326	$722
Losses related to foreign currency transactions	(116)	(130)	(538)	(963)
Recovery of impairment of cost-based investment	—	202	—	202
Foreign jurisdiction tax related recoveries/(penalties)	46	(150)	46	(150)
Other	(64)	(13)	(116)	(72)

	$(30)	$319	$718	$(261)

Note 12. Fair Value Measurements

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

SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

Following are the disclosures related to our financial assets pursuant to SFAS No. 157 (in thousands):

	September 30, 2008
	Fair Value	Input Level
Money market funds and commercial paper	$29,974	Level 2
Letters of credit	$13,035	Level 2

Our investments in money market funds and commercial paper are recorded at cost on our balance sheets as cash equivalents. However, we reference their fair value, based on quoted market prices, on a quarterly basis in order to help us determine if an other than temporary impairment has occurred. Our letters of credit are recorded at their contract value, which approximates fair value.

Note 13. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform with the current period presentation.

Note 14. Subsequent Event - Credit Facility Amendment

On November 4, 2008, we entered into an agreement with Wells Fargo to amend our credit facility agreement. The amendment reset the financial covenants effective September 30, 2008 for the periods ended September 30, 2008 and December 31, 2008. With this amendment, we were in compliance with the financial covenants as of September 30, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Factors Affecting Our Business and Prospects

Some of the statements in this quarterly report on Form 10-Q are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements in this Form 10-Q are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words like “intend,” “plan,” “believe,” “anticipate,” “project,” “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words or phrases of similar meaning. They may relate to, among other things:

•	our ability to operate profitably;

•	our ability to successfully introduce new products;

•	our ability to compete in the market, including our ability to compete against alternate technologies;

•	the wind-down of South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation;

•	the supply of components, subassemblies, and projectors manufactured for us;

•	our financial risks;

•	fluctuations in our revenues and results of operations;

•	the impact of regulatory actions by authorities in the markets we serve;

•	anticipated outcome of legal disputes;

•	uncertainties associated with the activities of our contract manufacturing partners;

•	expectations regarding results and charges associated with restructuring our business and other changes to reduce or simplify the cost structure of the business;

•	impacts of changes in foreign currency rates on our results of operations;

•	our ability to sustain cash;

•	our ability to grow revenue and gross margins;

•	our ability to grow the business; and

•	our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses and expenditures for property and equipment.

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

Company Profile

InFocus Corporation is the industry pioneer and a global leader in the digital projection market. Backed by more than 20 years of experience and innovation in digital projection, and approximately 240 U.S. and additional corresponding foreign patents. InFocus is dedicated to setting the industry standard for large format visual display. Our products include projectors and related accessories for use in the conference room, board room, auditorium, classroom and living room.

Overview

Our results of operations were negatively affected in the third quarter of 2008 by the unexpected degree of economic turmoil in the later part of the quarter. After four consecutive quarters of gross margins above 18%, gross margins fell to 16.1% in the third quarter of 2008. As economic conditions deteriorated, we experienced softening demand for our products and increased gross margin pressure in our United States and European markets, which resulted in an average selling price decline of 5% from the second quarter of 2008.

In the near-term, we expect that the economic challenges will create an even more aggressive competitive environment, resulting in pricing pressures on the low end of our product portfolio. We will attempt to mitigate such pricing pressures by the introduction of new products with differentiated features and improved gross margins, such as those described below.

During the third quarter of 2008, we began shipping three new projector platforms:

•

The InFocus IN1100 series projectors, for mobile professionals and teams, simplify computer-to-projector connectivity with new DisplayLink™ technology to connect over USB instead of a traditional VGA cable. This differentiated feature is a key element in our strategy to reclaim our leadership position in the mobile segment;

•

The InFocus IN3100 series projectors are also available with DisplayLink™ and are marketed for conference and classroom use. This addition to our portable lineup can be used on a tabletop or mounted on the ceiling; and

•

The InFocus IN5100 series installation projectors feature the new SplitScreen™ technology, which allows side-by-side projection from two different sources. SplitScreen™ has been well received by our higher education and corporate customers, for use in distance learning and videoconferencing. These applications are receiving increased interest as enterprises seek to reduce transportation costs and schools extend their reach beyond the main campus.

With these new projectors, we are beginning to transform the business from one that has been offering commodity products to one that attempts to provide value-added, differentiated solutions. Our ongoing investments in product development resources support our strategy of creating value-added solutions and differentiation in our products and our brand name. The evolving features of our products are intended to address the changing needs of our customers and the evolving usage model for displaying visual content. We are addressing the commoditization in our industry by bringing back innovation to the InFocus brand. In addition to differentiated products, we are differentiating ourselves by improving our supply chain and striving for service excellence.

We have increased our focus on strategic account penetration in an effort to increase our market share and revenue. During the third quarter of 2008, we added eight new Fortune 1000 customers to our customer base.

During 2008, we redefined our internal projector categories to better reflect the converging usage models between the commercial and home market segments. We now classify our projectors into the categories “Portable,” “Mobile” and “Installation.” Portable is the new name for our meeting room category and better represents our projectors used in meeting rooms or classrooms. The mobile projector category has not changed and includes all of our portable projectors that weigh less than 4.4 pounds and are easily adaptable for travel. Installation now includes our home projectors, as well as our business installation projectors.

We continue to streamline our regional and global marketing and general and administration functions to drive greater efficiencies and eliminate redundant activities. Operating expenses in the third quarter of 2008, exclusive of charges for restructuring, were at the lowest level in approximately 10 years.

In the first nine months of 2008, we recorded restructuring charges of $1.3 million, primarily to account for estimated employee severance costs related to cost reduction initiatives. The anticipated reduction in costs will allow us to continue to invest in sales and product development activities while maintaining the desired operating expense levels.

Our patent portfolio remains strong and is growing as we continue to invest in advanced development for new projection opportunities and applications. We currently have approximately 240 U.S. patents issued in our name with another 80 patents pending. Additionally, we will seek to partner with third parties where a solution may be more readily available. In the first quarter of 2008, we announced a partnership with DisplayLink™ Corporation to utilize DisplayLink’s™ USB graphics connection technology, which is now being used in our products. This addition improves ease of use of our products and allows for application innovations for new projector solutions. We expect to explore other opportunities to leverage third parties’ technology and products where there are market opportunities outside of our core competencies or a solution is more readily available for incorporation into our overall solution.

Results of Operations

	Three Months Ended September 30, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$70,596	100.0%	$75,790	100.0%
Cost of revenues	59,215	83.9	62,026	81.8

Gross margin	11,381	16.1	13,764	18.2
Operating expenses:
Marketing and sales	7,926	11.2	8,424	11.1
Research and development	3,001	4.3	3,367	4.4
General and administrative	4,172	5.9	5,305	7.0
Restructuring costs	430	0.6	225	0.3

	15,529	22.0	17,321	22.9

Loss from operations	(4,148)	(5.9)	(3,557)	(4.7)
Other income (expense):
Interest expense	(146)	(0.2)	(154)	(0.2)
Interest income	322	0.5	599	0.8
Other, net	(30)	—	319	0.4

Loss before income taxes	(4,002)	(5.7)	(2,793)	(3.7)
Provision for income taxes	214	0.3	27	—

Net loss	$(4,216)	(6.0)%	$(2,820)	(3.7)%

	Nine Months Ended September 30, (1)
	2008		2007
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues
Revenues	$204,294	100.0%	$227,078	100.0%
Cost of revenues	167,244	81.9	192,850	84.9

Gross margin	37,050	18.1	34,228	15.1
Operating expenses:
Marketing and sales	25,115	12.3	27,510	12.1
Research and development	8,562	4.2	11,333	5.0
General and administrative	12,571	6.2	15,613	6.9
Restructuring costs	1,330	0.7	4,675	2.1

	47,578	23.3	59,131	26.0

Loss from operations	(10,528)	(5.2)	(24,903)	(11.0)
Other income (expense):
Interest expense	(381)	(0.2)	(342)	(0.2)
Interest income	1,120	0.5	2,025	0.9
Other, net	718	0.4	(261)	(0.1)

Loss before income taxes	(9,071)	(4.4)	(23,481)	(10.3)
Provision for income taxes	796	0.4	174	0.1

Net loss	$(9,867)	(4.8)%	$(23,655)	(10.4)%

(1)	Percentages may not add due to rounding.

Revenues

Revenues decreased $5.2 million, or 6.9%, and $22.8 million, or 10.0%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007.

The decreases in revenue in the 2008 periods compared to the 2007 periods were due primarily to a 15.3% and 11.9% decrease, respectively, in overall average selling prices (“ASPs”). The decreases in ASPs in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 were primarily due to a higher percentage of our overall revenue being derived from lower-margin, entry-level products sold in the 2008 periods compared to the 2007 periods. In addition, the turmoil experienced in the economic and financial markets and the strengthening of the U.S. dollar against the euro placed additional pressures on average selling prices. Price reductions made on products reaching their end of life were partially offset by the introduction of several new, higher ASP products that began shipping in the third quarter of 2008.

The declines in ASPs in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 were partially offset by an increase in units sold of approximately 10% and 2%, respectively. Units sold were 94,000 units and 254,000 units, respectively, in the three and nine-month periods ended September 30, 2008. This compares to 85,000 units and 249,000 units, respectively, in the comparable periods of 2007. These increases were primarily due to growth in the portable product segments driven by increased demand in the education and government sectors.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
United States	$34,229	48.5%	$46,950	61.9%	$100,490	49.2%	$136,687	60.2%
Europe	20,375	28.9%	16,269	21.5%	61,119	29.9%	53,114	23.4%
Asia	11,193	15.8%	8,699	11.5%	29,913	14.6%	25,783	11.3%
Other	4,799	6.8%	3,872	5.1%	12,772	6.3%	11,494	5.1%

	$70,596		$75,790		$204,294		$227,078

United States revenues in the three and nine-month periods ended September 30, 2008 decreased 27.1% and 26.5%, respectively, compared to the same periods of 2007. These decreases were primarily due to declines in unit sales of 20.9% and 24.9%, respectively, which resulted primarily from deteriorating economic conditions and were compounded by our de-emphasis on the retail sector of the market during 2008. Also negatively impacting U.S. revenues in the three-month period ended September 30, 2008 compared to the same period of 2007 was an ASP decline of 7.9% due to an increase in the percentage of the overall sales during the quarter coming from the entry-level products sold primarily into the education sector as well as sales of end of life products as efforts were made to launch higher margin follow-on products introduced late in the third quarter of 2008. U.S. ASPs decreased 2.1% in the nine-month period ended September 30, 2008 compared to the same period of 2007, primarily due to the shift in mix to lower-margin products discussed above.

European revenues increased 25.2% and 15.1%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. These increases were primarily due to increases in units sold of 55.3% and 49.0%, respectively, partially offset by declines in ASPs of 19.4% and 22.8%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The increases in units sold and corresponding increases in revenue in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 were driven by new product introductions targeted at specific channels and markets where we had identified strong growth potential. Due to current economic conditions in the market and the recent strengthening of the U.S. dollar against the euro, we do not expect to be able to maintain this level of revenue growth in future periods. The strengthening of the U.S. dollar against the euro and deteriorating economic conditions in specific regions of Europe during the third quarter of 2008 negatively affected our revenues and ASPs.

Asian revenues increased 28.7% and 16.0%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. These increases were primarily due to increases in units sold of 58.8% and 37.5%, respectively, partially offset by declines in ASPs of 19.0% and 15.6%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The increases in units sold and corresponding declines in ASPs were primarily related to the introduction of a tender-specific product line, which accounted for the majority of the increase in unit sales but carries lower ASPs than non-tender specific products.

Other revenues primarily consist of sales in Canada and Latin America. Other revenues increased 24.0% and 11.1%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. Other revenue unit sales increased 63.3% and 28.2%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. Other revenue ASPs decreased 24.1% and 13.4%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The decrease in ASPs in both the three and nine-month periods was primarily attributable to a shift in mix to our lower-margin entry-level products.

Backlog

At September 30, 2008, we had backlog of approximately $4.8 million, compared to approximately $6.6 million at December 31, 2007. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the fourth quarter of 2008. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling future orders.

Gross Margin

We achieved gross margin percentages of 16.1% and 18.1%, respectively, in the three and nine-month periods ended September 30, 2008, compared to 18.2% and a 15.1%, respectively, in the same periods of 2007.

The decrease in gross margin in the three-month period ended September 30, 2008 compared to the same period of 2007 was primarily due to softening in the global markets, increasing competition and a relatively high mix of our revenues coming from lower-priced products. Margins were also negatively affected in the three-month period by the strengthening of the U.S. dollar against the euro, which essentially lowers ASPs for our products priced in euros. We increased prices in certain markets in Europe in September 2008 in an effort to partially counteract the currency effects. In addition, emphasis on our new, differentiated products is expected to lead to improvements in gross margins over the longer term. These factors were offset in the nine-month period ended September 30, 2008 compared to the same period of 2007 by an overall shift in product mix to higher-margin products between the comparable periods, sales of end of life products in the first half of 2007, as well as continued decreases in other costs of goods sold primarily due to efficiencies achieved within our supply chain and lower costs associated with warranty repair activities. Charges for inventory related write-downs totaled $1.3 million and $3.0 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to $1.6 million and $4.0 million in the comparable periods of 2007.

Marketing and Sales Expense

Marketing and sales expense decreased $0.5 million, or 5.9%, to $7.9 million in the three-month period ended September 30, 2008 compared to $8.4 million in the same period of 2007, and decreased $2.4 million, or 8.7%, to $25.1 million in the nine-month period ended September 30, 2007 compared to $27.5 million in the same period of 2007.

The decreases in marketing and sales expense were primarily due to our ongoing efforts to reduce our cost structure to better align with current revenue and gross margin levels. The majority of the reductions have been in discretionary spending, such as marketing programs and advertising, as well as in management-level employee reductions. These decreases were partially offset by our investment in additional sales and product marketing resources to drive increases in revenue.

Research and Development Expense

Research and development expense decreased $0.4 million, or 10.9%, to $3.0 million in the three-month period ended September 30, 2008 compared to $3.4 million in the same period of 2007, and decreased $2.7 million, or 24.5%, to $8.6 million in the nine-month period ended September 30, 2008 compared to $11.3 million in the same period of 2007.

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

General and Administrative Expense

General and administrative expense decreased $1.1 million, or 21.4%, to $4.2 million in the three-month period ended September 30, 2008 compared to $5.3 million in the same period of 2007 and decreased $3.0 million, or 19.5%, to $12.6 million in the nine-month period ended September 30, 2008 compared to $15.6 million in the same period of 2007.

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

Restructuring

In the three and nine-month periods ended September 30, 2008, we incurred $0.4 million and $1.3 million, respectively, of restructuring costs primarily related to employee severance in connection with the elimination of several middle management and other positions in the company and charges related to facilities that were previously abandoned and with respect to which leases were terminated during the third quarter of 2008.

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

At September 30, 2008, we had a remaining accrual for our restructuring activities of $2.4 million. See further detail in Note 10 of Notes to Consolidated Financial Statements.

Other Income (Expense)

Interest income in the three and nine-month periods ended September 30, 2008 was $0.3 million and $1.1 million, respectively, compared to $0.6 million and $2.0 million, respectively, in the same periods of 2007. The decreases were primarily due to lower interest rates realized on our invested balances. Average cash and investment balances were $29.6 million and $28.9 million, respectively, in the first nine months of 2008 and 2007.

Other, net included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Income related to the profits of Motif, 50-50 joint venture	$104	$410	$1,326	$722
Losses related to foreign currency transactions	(116)	(130)	(538)	(963)
Recovery of impairment of cost-based investment	—	202	—	202
Foreign jurisdiction tax related recoveries/(penalties)	46	(150)	46	(150)
Other	(64)	(13)	(116)	(72)

	$(30)	$319	$718	$(261)

Income Taxes

Income tax expense in the 2008 and 2007 periods primarily represented income tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

Total cash and cash equivalents and restricted cash and marketable securities were $70.3 million at September 30, 2008. Working capital totaled $66.1 million at September 30, 2008, which included $55.1 million of unrestricted cash and cash equivalents. The current ratio at September 30, 2008 and December 31, 2007 was 1.8 to 1 and 2.0 to 1, respectively.

We sustained an operating loss of $10.5 million in the first nine months of 2008 and a decrease in net working capital of $17.2 million for the period. If we continue to experience significant operating losses or experience significant reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

We anticipate that our current cash and cash equivalents and marketable securities, along with cash we anticipate generating from operations and our $10 million line of credit facility, will be sufficient to fund our known operating and capital requirements for at least the next 12 months. However, to the extent our operating results fall below our expectations, there is a change in our customers’ ability to pay their receivables, or our suppliers require additional security for our purchases, we may need to raise additional capital through debt or equity financings. We may also need additional capital if we pursue other strategic growth opportunities. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our $10 million line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) was amended on August 31, 2008, at which time the line of credit was assigned to Wells Fargo, National Association with a new expiration date of August 31, 2009. As of September 30, 2008, there were no borrowings outstanding under the agreement and with the amendment of the financial covenants executed in November 2008, but effective September 30, 2008, we were in compliance with all financial covenants as of September 30, 2008.

In the third quarter of 2008, our Board of Directors authorized a share repurchase program for the purchase of up to 4,000,000 shares of our common stock over a three-year period. As of September 30, 2008, 50,000 shares had been purchased pursuant to this program at an average price of $1.53 per share, calculated inclusive of commissions and fees, and 3,950,000 shares remained available for purchase.

At September 30, 2008, we had four outstanding standby letters of credit totaling $13.0 million, which secure our obligations to foreign suppliers for purchases of inventory. Two of the letters of credit, totaling $10.7 million, are to one supplier, with one letter of credit, for $10.0 million, expiring on February 28, 2009 and the second, for $0.7 million, expiring on November 30, 2008. The other two letters of credit, for $2.0 million and $0.3 million, expire on January 15, 2009 and February 28, 2009, respectively. The fair value of these letters of credit approximates their contract values. The letters of credit were collateralized by $13.7 million of cash and marketable securities at September 30, 2008, which were reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $1.5 million secures our merchant credit card processing account and deposits for value-added taxes in foreign jurisdictions.

Accounts receivable decreased $7.1 million to $39.2 million at September 30, 2008 compared to $46.3 million at December 31, 2007, due primarily to lower sales in the third quarter of 2008 compared to the fourth quarter of 2007, partially offset by a higher portion of the quarter’s sales being shipped in the third month of the third quarter of 2008 when compared to the fourth quarter of 2007. In the third quarter of 2008, 51% of the total revenue was shipped in the third month of the quarter compared to 43% shipped in the third month for the fourth quarter of 2007. Days sales outstanding (“DSO”) was 51 days at both September 30, 2008 and December 31, 2007.

Inventories decreased $0.6 million to $30.4 million at September 30, 2008 compared to $31.0 million at December 31, 2007. This decrease primarily resulted from a $2.5 million decrease in consigned inventories as we are exiting the “brick and mortar” retail channel in the U.S and a reduction of $0.8 million in lamps and accessories inventory. These reductions were offset by an increase in non-consigned finished goods of $2.7 million as we purchased inventories in anticipation of higher revenues than were actually achieved in the third quarter of 2008. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At September 30, 2008 and December 31, 2007, we had approximately 6 weeks and 5 weeks of inventory, respectively, in the Americas channel. Annualized inventory turns were approximately 7 times for both the quarters ended September 30, 2008 and December 31, 2007.

Expenditures for property and equipment totaled $1.4 million in the first three quarters of 2008 and were primarily for purchases of product tooling and computer software. Total expenditures for property and equipment are expected to be between $2.0 million and $3.0 million in 2008.

Other assets, net increased $4.2 million to $5.3 million at September 30, 2008 compared to $1.1 million at December 31, 2007. Included in other assets are building deposits, cost-based investments, and investments in our joint venture with Motorola, Motif. The increase in the first nine months of 2008 was primarily due to a cost-based investment and an increase in the value of our investment in Motif, offset by a dividend from Motif received during the period.

Accrued warranty costs, both short and long-term, decreased $4.0 million to $5.8 million at September 30, 2008 compared to $9.8 million at December 31, 2007. The reduction in accrued warranty costs was due primarily to a reduction in failure rates we are experiencing and reductions in the warranty cost per unit associated with the transition in our warranty model toward purchasing two-year supplier warranties from our contract manufacturers. As our contract manufacturers have improved the manufacturing quality of the projectors we sell, we have begun the transition towards purchasing warranty coverage as part of the product we source. For the products procured from the contract manufacturer with the warranty coverage included, our future liability is calculated based on the difference between the warranty period offered from the supplier and the warranty period we offer to the end customer. As of September 30, 2008, all new product platforms are being procured with a two-year factory warranty from the contract manufacturer.

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality during various portions of the year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the U.S. in the second and third quarter of each year. Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in July and August, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience an increase in revenue from Europe in the fourth quarter.

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

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a- 15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We sustained an operating loss of $10.5 million and $27.5 million, respectively; during the nine-month period ended September 30, 2008 and the year ended December 31, 2007, contributing to a decrease in net working capital of $17.2 million and $15.0 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

Our restructuring plans may not be successful.

Over the last three years, we have implemented a series of restructuring plans with the goal of simplifying the business and returning the company to profitability. As part of the restructuring plans, we have implemented actions to reduce our cost to serve customers, improve our supply chain efficiency, reduce our product costs and reduce our operating expenses. Our goal as a result of these actions was to improve gross margins and reduce our operating expenses to a level that will allow us to achieve breakeven or better results. We have faced a number of challenges related to our restructuring plans including uncertainties associated with the impact of our actions on revenues and gross margins as well as factors outside our control such as changes in the economic environment. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

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

In addition, we outsourced a portion of our U.S. customer service and technical support call center to a third party provider. We rely on this third party to provide efficient and effective support to our customers and partners. To the extent our customers are not satisfied with the level of service provided by our third party provider we may lose market share and our revenues and corporate reputation could be negatively affected.

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

Our results of operations for any individual quarter or for the year are not necessarily indicative of results to be expected in future periods. Our operating results have historically been, and are expected to continue to be, subject to quarterly and yearly fluctuations as a result of a number of factors, including:

•	The introduction and market acceptance of new technologies, products and services;

•	Variations in product selling prices and costs and the mix of products sold;

•	The size and timing of customer orders, including government and education tenders, which, in turn, often depend upon the success of our customers’ business or specific products or services;

•	Changes in the economic conditions in the markets for projectors and alternative technologies;

•	The impacts of fluctuations in foreign currencies against the United States Dollar in the foreign markets we serve;

•	The size and timing of capital expenditures by our customers;

•	Conditions in the broader markets for information technology and communications equipment;

•	The timing and availability of products coming from our offshore contract manufacturing partners;

•	Changes in the supply of components; and

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

Our operating expenses, inbound freight and inventory handling costs are relatively fixed. Because we typically recognize a significant portion of our revenues in the last month of each quarter, we may not be able to adjust our operating expenses or other costs sufficiently to adequately respond to any revenue shortfalls. If we are unable to reduce operating expenses or other costs quickly in response to any revenue shortfall, it could negatively impact our financial results.

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

If we are unable to properly monitor, control and manage our sales channel inventory and maintain an appropriate level and mix of products with our customers within our sales channels, we may incur increased and unexpected costs associated with this inventory. We generally allow distributors, dealers and retailers to return a limited amount of our products in exchange for placing an order for other new products. In addition, under our price protection policy, subject to certain conditions, which vary around the globe, if we reduce the list price of a product, we may issue a credit in an amount equal to the price reduction for each of the products held in inventory by our distributors, dealers and retailers. If these events occur, we could incur increased expenses associated with rotating and reselling product, or inventory reserves associated with writing down returned inventory, or suffer declining gross margins.

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

SMT, our 50-50 joint venture with TCL Corporation, has not been successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the negotiation of the settlement of its outstanding liabilities. At September 30, 2008, the majority of SMT employees had been laid off and only those employees working on the wind-down of the company remained. During 2006, we completely wrote off our initial investment in SMT and also recorded a charge for our share of estimated additional wind-down costs. We are uncertain how long it may take to complete the liquidation of SMT. There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

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

Our business is subject to the overall health of the U.S. and global economy. Purchase decisions for our products are made by corporations, governments, educational institutions and consumers based on their overall available budget for information technology products. Any number of factors impacting the global economy including geopolitical issues, balance of trade concerns, inflation, interest rates, currency fluctuations and consumer confidence can impact the overall spending climate, both positively and negatively, in one or more geographies for our products. Deterioration in any one or combination of these factors could change overall industry dynamics and demand for discretionary products like ours and negatively impact our results of operations.

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

Revenues outside the U.S. accounted for approximately 51% of our revenues in the first nine months of 2008 and 43% of our revenues in all of 2007. The success and profitability of our international operations are subject to numerous risks and uncertainties, including:

•	local economic and labor conditions;

•	political instability;

•	terrorist acts;

•	unexpected changes in the regulatory environment;

•	trade protection measures;

•	tax laws; and

•	foreign currency exchange rates.

Currency exchange rate fluctuations may adversely affect our financial results.

To the extent that we incur costs in one currency and make our sales in another, our gross margins may be affected by changes in the exchange rates between the two currencies. Although our general policy is to hedge against balance sheet currency transaction risks on a monthly basis, given the volatility of currency exchange rates, we cannot provide assurance that we will be able to effectively manage these risks. Volatility in currency exchange rates may generate foreign exchange losses, which could have an adverse effect on our financial condition or results of operations.

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

We rely on large distributors and other large customers for a significant portion of our revenues, and changes in price or purchasing patterns could lower our revenues or gross margins.

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

On August 18 2008, our Board of Directors announced a share repurchase program for the purchase of up to 4,000,000 shares of our common stock over a three-year period. The repurchases are to be made at management’s discretion in the open market or in privately negotiated transactions in compliance with applicable securities laws and other legal requirements and are subject to market conditions, share price and other factors. During the third quarter of 2008, we repurchased 50,000 shares and an average price of $1.53 per share, calculated inclusive of commissions and fees. The acquired shares were immediately retired and became authorized and unissued shares, as required under Oregon corporate law.

The following table sets forth information about the share repurchase transactions in accordance with SEC Regulations S-K, Item 703:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	—	—	—	—
August 1 to August 31	50,000	$1.53	50,000	3,950,000
September 1 to September 30	—	—	—	—

Total	50,000	$1.53	50,000	3,950,000

Item 5.	Other Information

Given the timing of the event, the following information is included in this Form 10-Q pursuant to Item 1.01 of Form 8-K, “Entry Into a Definitive Material Agreement,” in lieu of filing it on Form 8-K:

On November 4, 2008, we entered into an amendment of our credit facility agreement with Wells Fargo, National Association, as administrative agent, to adjust the financial covenants to which we are subject for September 30, 2008 and December 31, 2008. The full terms of the amendment are filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

10.1	Fourteenth Amendment, dated August 29, 2008, to Credit Agreement by and between the Company and Wells Fargo, NA dated October 25, 2004. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 2, 2008.

10.2	Fifteenth Amendment, dated November 4, 2008, to Credit Agreement by and between the Company and Wells Fargo, NA dated October 25, 2004.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	INFOCUS CORPORATION

	By:	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley
Director, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ LISA K. PRENTICE
Lisa K. Prentice
Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)