Form 10-K
period 2008-12-31
INFOCUS CORP
filed 2009-03-16
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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
Common share purchase rights

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the last sales price ($1.50) as reported by the NASDAQ Global Market, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008), was $59,442,344.

The number of shares outstanding of the Registrant’s Common Stock as of March 6, 2009 was 40,669,516 shares.

Documents Incorporated by Reference

None

INFOCUS CORPORATION

2008 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Forward Looking Statements and Factors Affecting Our Business and Prospects

Some of the statements in this annual report on Form 10-K are forward-looking statements, as defined in the Private Securities Litigation Reform Act of 1995, or the PSLRA. Forward-looking statements in this Form 10-K are being made pursuant to the PSLRA and with the intention of obtaining the benefits of the “safe harbor” provisions of the PSLRA. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. You can identify these statements by the use of words like “intend,” “plan,” “believe,” “anticipate,” “project,” “may,” “will,” “could,” “continue,” “expect” and variations of these words or comparable words or phrases of similar meaning. They may relate to, among other things:

•	our ability to operate profitably;

•	our ability to successfully introduce new products;

•	our ability to compete in the market, including our ability to compete against alternate technologies;

•	the supply of components, subassemblies, and projectors manufactured for us;

•	our financial risks;

•	our ability to maintain our listing on the NASDAQ Global Market;

•	fluctuations in our revenues and results of operations;

•	the impact of regulatory actions by authorities in the markets we serve;

•	anticipated outcome of legal disputes;

•	uncertainties associated with the activities of our contract manufacturing partners;

•	expectations regarding results and charges associated with restructuring our business and other changes to reduce or simplify the cost structure of the business;

•	expectations regarding the outcome of the advisory services currently being provided by our independent investment banking firm;

•	our ability to maintain sufficient liquidity to fund continuing operations;

•	the wind-down of South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation;

•	our ability to grow the business; and

•	our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses and expenditures for property and equipment.

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

Where You Can Find More Information

We file annual reports, quarterly reports, current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (“Exchange Act”). You can inspect and copy our reports, proxy statements and other information filed with the SEC at the offices of the SEC’s Public Reference Room at 100 F Street, NE Washington, DC, 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.infocus.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting our investor relations department at (503) 685-8800.

Company Profile

InFocus Corporation is the industry pioneer and a global leader in the digital projection market. The company’s digital projectors make bright ideas brilliant everywhere people gather to communicate and be entertained – in meetings, presentations, classrooms and living rooms around the world. Backed by more than twenty years of experience and innovation in digital projection, as well as approximately 245 U.S. and additional corresponding foreign patents, InFocus is dedicated to setting the industry standard for large format visual display. The company is based in Wilsonville, Oregon with operations in North America, Europe and Asia. InFocus is listed on the NASDAQ Global Market under the symbol INFS.

Engagement of Investment Advisor

In December 2008, we engaged Thomas Weisel Partners LLC (“TWP”), an investment banking firm headquartered in San Francisco, California, to provide us with advisory services, including advice related to unsolicited offers recently received by InFocus. Given our depressed share price along with recent large acquisitions of our stock by certain shareholders we decided to evaluate alternatives that will best serve the interest of all of our shareholders.

Current Products

Projectors:

InFocus offers a range of projection products and services in four main categories.

•

Mobile projectors are designed for small teams working in groups of three to eight people on screen sizes between 50” and 100”. Mobile projectors are often taken on business trips and moved around the office or campus and are sometimes used in the home;

•

Portable projectors are designed for medium sized teams working in groups of eight to twenty-five people on screen sizes between 80” and 120”. Portable projectors are usually used on a table or cart but can also be installed on the ceiling in a classroom, conference room or home;

•

Large venue projectors are designed for venues such as auditoriums and home cinemas where groups of people gather for events on screen sizes up to and sometimes exceeding 150”. Large venue projectors are almost always integrated into a value-added system including audio, signal distribution, touch panel controls, etc.

•

Attachments are auxiliary products that are used with and complete the product offering and provide solutions for integration of the projector with specific applications. Examples of these attachments include solutions for networking, connectivity, and overall ease-of-use. Two recently released solutions are ProjectorNet 3.0, which allows for networked asset and content management, and DisplayLink, which enables “plug and project” display over USB connectivity for both PCs and MACs.

Our current projector product offerings are as follows:

Mobile projectors:

The IN1100 Series provides the ultimate mobility solution for on-the-go professionals.

•	The IN1100 is a 2,100 lumen, 2.75 lb XGA, DLP® projector with DisplayLink™

•	The IN1102 is a 2,200 lumen, 2.75 lb WXGA, DLP® projector with DisplayLink™

Portable projectors:

The IN2100 series provides essential features for classrooms and small businesses.

•	The IN21XX series consists of three 2,500 lumen mainstream portable projector using DLP® technology available in three resolutions: IN2102 (SVGA), IN2104 (XGA) and IN2106 (WXGA).

The IN3100 series provides premium performance for medium to large conference rooms. ProjectorNet 3.0 networking capability, LiteTouch touch pad control, and DisplayLink™ connectivity are just some of the features in this robust segment of products.

•	IN3102 and IN3106 are 3,000 lumen, 7 lb, DLP® projectors. The IN3102 is XGA resolution and the IN3106 is WXGA resolution.

•	IN3104 and IN3108 are 3,500 lumen 7 lb, DLP® projectors. The IN3104 is XGA resolution and the IN3108 is WXGA resolution.

Large venue projectors:

The IN5100 series provides the ultimate in flexibility for professional installations boasting features such as lens shift, interchangeable lenses, SplitSceen, and networking capabilities.

•	IN5102, IN5104 and IN5108 are 4,000 lumen, 15.7 lb, LCD projectors. The IN5102 is XGA resolution, the IN5104 is WXGA resolution, and the IN5108 is SXGA+ resolution.

•	IN5106 is a 5,000 lumen, 15.7 lb XGA, LCD projector.

The IN80 series consist of three 1080p high definition DLP® home theater projectors available in three different contrast levels: IN81 (3,000:1 contrast), IN82 (4,000:1 contrast) and IN83 (5,000:1 contrast).

We continue to leverage our technological expertise and experience to deliver products that include true multimedia capabilities, can be integrated with other technologies and have user friendly features to improve ease of use for our end customers.

Our products are compatible with all major personal computers and video sources used in business, education and home entertainment. Users can connect to a variety of sources including, but not limited to, digital and analog PCs, DVD players, HDTV, S-video, VCRs, workstations, Blu-Ray disc players and gaming devices.

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

In addition to our projection intellectual property, we also generate licensing profits from Motif, our 50/50 joint venture with Motorola. Motif has executed numerous licenses for its active addressing technology, with additional licensing arrangements under negotiation. Motif results are not consolidated with our results, but we report our share of the net income of Motif as a component of other income. Our 50% share of Motif income for 2008 was $1.5 million.

Product and Technology Development

We continue to invest in research and development primarily for advanced development of new projection technology, co-development of advanced projector features with our manufacturing partners and complementary products and solutions. We plan to continue to invest in research and development to enable continued innovation in our product and solution offerings.

We expended $11.3 million, $14.1 million and $18.0 million on research and development activities for the years ended December 31, 2008, 2007 and 2006, respectively.

Routes to Market

As our industry has grown and matured, our marketing and sales distribution strategy has evolved so that we can reach end-user customers with our products when and where they want to buy. We sell our products through multiple distribution channels, including direct resellers who purchase from InFocus and indirect resellers that procure our products from our distributor customers. Over the years, we have devoted significant resources to develop and support a well-trained reseller network with the ability to demonstrate and sell our products to a wide range of end-users worldwide. In the U.S., our products are sold to end customers by a network of authorized audiovisual, PC, online or direct marketing resellers. These resellers purchase products directly from InFocus, or through a wholesale distribution partner.

We also maintain a direct relationship with many end users via our Strategic Accounts Program. Strategic Account customers work with our Sales and Marketing teams to identify presentation technology needs and consolidate their purchase and support requirements across geographic boundaries. Sales of projectors and services are fulfilled either directly by InFocus or through one of our local authorized business partners.

We also offer customers the ability to purchase many of our products and accessories directly from our online store in the U.S.

Outside the U.S., we sell our products to distributors and authorized resellers worldwide. These distributors sell our products to audiovisual dealers, PC resellers and, in some cases, directly to end-users. Sales personnel located in several European and Asian countries, work with international distributors and local direct dealers to sell and support our products. For information regarding certain risks related to our foreign operations please see Item 1A Risk Factors and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

Geographic revenues as a percentage of total revenues, based on shipment destination, were as follows:

Year Ended December 31,	2008	2007	2006
U.S.	48.5%	56.9%	63.9%
Europe	30.9	26.6	21.8
Asia	14.2	11.3	7.4
Other	6.4	5.2	6.9

	100.0%	100.0%	100.0%

Long-lived assets by geographic region were as follows (in thousands):

December 31,	2008	2007
U.S.	$6,821	$3,227
Europe	113	373
Asia	89	434

	$7,023	$4,034

Seasonality

Given the buying patterns of various geographies and market segments, our revenues are subject to certain elements of seasonality over the course of the year. The first quarter of each year is typically down from the immediately preceding fourth quarter due to corporate buying trends and typical aggressive competition from our Asian competitors with March 31 fiscal year ends. In addition, we sell our products into the education and government markets that typically see seasonal peaks in the U.S. in the second and third quarter of each year. Historically, between 20% and 30% of our revenues have come from Europe and, as such, we typically experience a seasonal downturn due to the vacation season in July and August, which results in decreased revenues from that region in the third quarter compared to the second quarter. Conversely, we typically experience an increase in revenue from Europe in the fourth quarter.

Sales Returns and Incentives

Some distributor and dealer agreements allow for limited partial return of products and/or price protection. Such return rights are generally limited to a contractually defined short-term stock rotation and defective or damaged product. We also have incentive programs for distributors and resellers whereby rebates are offered based upon exceeding quarterly and/or annual volume goals or to promote sell through of our products to end users.

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

Our in-house service organization has personnel in Wilsonville, Oregon, Almere, The Netherlands and Singapore. We are currently consolidating our service organization in Almere within our Singapore office. In addition, we utilize a third party organization to assist with first level customer support for certain customer service calls. Factory repair is performed by our contract manufacturing partners as well as in partnership with UPS Supply Chain Solutions in the U.S. and The Netherlands, and PCS Peripherals Pte Ltd in Singapore and China.

In addition, we maintain a network of approximately 90 Authorized Service Centers worldwide. InFocus provides training and resources to this network in order for them to provide warranty, product repair, technical support and training to their local resellers and end-user customers.

Customers have access to technical specialists who answer application and hardware questions via telephone, email or the worldwide web. All products are covered by a warranty for parts and labor with varying terms depending on the product and geography. Extended service agreements are available for purchase.

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

In 2008, we procured the majority of our projectors from Hon Hai Precision Industry Company Limited, commonly known as “Foxconn,” and Coretronic Corporation. Both contract manufacturers are predominantly manufacturing our products in China. Each of the contract manufacturers is sourcing components directly with suppliers. Reliance on suppliers and third-party manufacturers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts and the possibility of increases in component costs. Manufacturing efficiencies and our profitability can be adversely affected by each of these risks. See Item 1A Risk Factors below for a further discussion of these risks.

Customers

We sell our products to a large number of customers worldwide. Ingram Micro accounted for 23.0%, 22.1% and 19.5%, respectively, of total revenues for the years ended December 31, 2008, 2007 and 2006 and accounted for 40.1% and 24.0%, respectively, of our accounts receivable balance at December 31, 2008 and 2007. In addition, Tech Data accounted for 11.2%, 11.7% and 12.7%, respectively, of total revenues for the years ended December 31, 2008, 2007 and 2006 and accounted for 14.3% and 20.0%, respectively, of our accounts receivable balance at December 31, 2008 and 2007.

Backlog

We had backlog of approximately $5.2 million at December 31, 2008, compared to approximately $6.6 million at December 31, 2007. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2009. Backlog is not necessarily indicative of sales for any future period nor is backlog any assurance that we will realize a profit from filling the orders.

Competition

Our ability to compete depends on factors within and outside our control, including the success and timing of product introductions, product performance, competitive pricing, product distribution and customer support. We believe that our twenty years of leadership in developing technologies and our focused effort on development activities give us a competitive advantage.

We face competition for our projectors from over 40 branded competitors, ten of which, along with InFocus, comprise approximately 70% of the products sold in the industry. We expect continued competition as new technologies, applications and products are introduced. Our principal current competitors include Epson, NEC, BenQ, Optoma, Hitachi, Toshiba, Panasonic, Sanyo and Sony. Our products also face competition from alternate technologies such as LCD and plasma televisions and displays.

Patents, Trademarks and Licenses

We have been issued approximately 245 U.S. patents and numerous corresponding foreign patents covering various aspects of our products. In addition, numerous applications for U.S. patents are pending on inventions that enable our products to be lighter, easier to use, and produce brighter optimized images. Corresponding applications for selected inventions are pending internationally through the Patent Cooperation Treaty and at foreign Patent Offices.

We attempt to protect our proprietary information through agreements with customers and suppliers. We require our employees, consultants and advisors to execute confidentiality agreements on the commencement of employment or service to InFocus. While we have enhanced our ability to compete by aggressively protecting our intellectual property, we believe the rapid pace of technological change in the industry will mean that our ability to develop new technologies and distribute new products on a timely basis will be of greater importance in maintaining our competitive position.

We maintain and pursue an extensive worldwide trademark portfolio. We have rights and claim ownership to numerous trademarks including “InFocus,” “In Focus,” “Proxima,” “LP,” “LitePro,” “LiteShow,” “ASK,” “ScreenPlay,” “SP,” “LitePort,” “The Big Picture,” “ProjectorNet,” “ASK Proxima,” Work Big,” “Play Big,” ‘Learn Big,” “IN”, “SplitScreen” and associated design marks.

Employees

As of December 31, 2008, we had 323 employees, including 30 temporary personnel working as independent contractors or engaged through the services of employment agencies. We believe relations with our employees are good.

Item 1A.	Risk Factors

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Our business has been, and may continue to be, significantly impacted by the deterioration in general global economic conditions, and the current economic uncertainty makes it more likely that our actual results could differ from expectation, particularly in regards to demand for our products.

Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in these conditions. These economic uncertainties affect businesses like ours in a number of ways, making it difficult to accurately forecast and plan our future business activities. Purchase decisions for our products are made by corporations, governments, educational institutions and consumers based on their overall available budget for information technology products. The current overall economic condition and the tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause our customers to cancel, decrease or delay their existing or future orders with us. The volatility in the credit markets has severely diminished liquidity and capital availability. This could result in the insolvency of key suppliers or product delays; inability of customers, including channel partners, to obtain credit to finance purchases of our products or default on accounts receivable; or our inability to obtain additional financing. Any number of factors impacting the global economy, including geopolitical issues, balance of trade concerns, inflation, interest rates, currency fluctuations and consumer confidence, can impact the overall spending climate, both positively and negatively, in one or more geographies for our products. Demand outside the U.S. could differ materially from our expectations due to the effect of the strengthening U.S. dollar, a trend that has been very pronounced recently. Deterioration in any one or combination of these factors could change overall industry dynamics and demand for discretionary products like ours and negatively impact our results of operations. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

We may need to raise additional financing if our financial results do not improve.

We sustained an operating loss of $22.7 million and $27.5 million, respectively, during 2008 and 2007, contributing to a decrease in net working capital of $37.1 million and $15.0 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

If we fail to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock is currently and has in the past fallen below this minimum bid price requirement and it may do so again in the future. NASDAQ has currently suspended this bid price requirement through April 20, 2009. However, if NASDAQ does not further extend this suspension and our stock price is below $1.00 at the time the suspension is lifted or falls below $1.00 after that time or if we in the future fail to meet other requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from the NASDAQ Global Market, we may, depending on the circumstances, request approval by our stockholders to implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of or obtain accurate quotations for the price of our common stock. There would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

We may not fully realize the expected operating efficiencies from our restructuring plans or the plans may not be successful.

Over the last three years, we have implemented a series of restructuring plans, key initiatives and outsourcing programs designed to achieve the goal of simplifying the business and returning the company to profitability. As part of the restructuring plans, we have implemented actions to reduce our cost to serve customers, improve our supply chain efficiency, reduce our product costs and reduce our operating expenses. Our goal as a result of these actions was to improve gross margins and reduce our operating expenses to a level that will allow us to achieve breakeven or better results. We have faced a number of challenges related to our restructuring plans including uncertainties associated with the impact of our actions on revenues and gross margins as well as factors outside our control such as changes in the economic environment. We cannot be assured that we will achieve or sustain the targeted benefits under these programs, which could result in further restructuring efforts. The implementation of key elements of these programs, such as employee job reductions and office closures, may have an adverse impact on our business, particularly in the near-term. If our restructuring plans are not successful, our business and results of operations may be negatively impacted.

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

SMT, our joint venture with TCL Corporation, was not successful in implementing its business plan and has ceased operations.

SMT, our 50-50 joint venture with TCL Corporation, was not successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the negotiation of the settlement of its outstanding liabilities. At December 31, 2008, the majority of SMT employees had been laid off and only those employees working on the wind-down of the company remained. During 2006, we completely wrote off our initial investment in SMT and also recorded a charge for our share of estimated additional wind-down costs. We are uncertain how long it may take to complete the wind-down of SMT. There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

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

Revenues outside the U.S. accounted for approximately 52% and 43%, respectively, of our revenues in 2008 and 2007. As a result of a significant portion of our revenue being derived outside of the U.S., our financial condition and results of operations could be significantly affected by numerous risks and uncertainties associated with international activities, including:

•	local economic and labor conditions;

•	political instability;

•	terrorist acts;

•	unexpected changes in the regulatory environment;

•	trade protection measures;

•	tax laws; and

•	changes in the value of the U.S. dollar versus local currencies.

Currency exchange rate fluctuations may adversely affect our financial results.

To the extent that we incur product costs in one currency and make our sales in another, our gross margins may be affected by changes in the exchange rates between the two currencies. Our primary exposure to movements in foreign currency exchange rates relates to non-U.S. dollar denominated sales in Europe and certain parts of Asia, as well as non-U.S. dollar denominated operating expenses incurred throughout the world. Weakening of foreign currencies relative to the U.S. dollar will adversely affect the U.S. dollar value of our foreign currency-denominated asset, liabilities, sales and earnings, and generally will cause us to raise international pricing, potentially reducing demand for our products. In some circumstances, due to competition or other reasons, we may decide not to raise local prices, which would adversely affect the U.S. dollar value of our foreign currency denominated sales and earnings. In the past our general policy was to hedge against balance sheet currency transaction risks on a monthly basis. However, given the volatility of currency exchange rates and the high cost of hedging we cannot provide assurance that we will be able to effectively manage these risks or will continue our hedging program in the future. Volatility in currency exchange rates may generate foreign exchange losses, which could have an adverse effect on our financial condition or results of operations.

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

We sell our products through large distributors such as Ingram Micro and Tech Data and through a number of other customers and channels. We rely on our larger distributors and other large customers for a significant portion of our total revenues in any particular period. We have no minimum purchase commitments or long-term contracts with any of these customers. Our customers, including our largest customers, could decide at any time to discontinue, decrease or delay their purchases of our products. In addition, the prices that our distributors pay for our products are subject to competitive pressures and change frequently.

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

In order to compete, we must attract, retain and motivate key employees, including those in managerial, operations, engineering, service, sales, marketing, and support positions. Hiring and retaining qualified employees in all areas of the company is critical to our business. Our international employees are on contracts or letter agreements with short notice periods. Each of our U.S. employees is an “at will employee” and may terminate his/her employment without notice and without cause or good reason.

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

We lease a 140,000 square foot corporate headquarters facility in Wilsonville, Oregon. This lease is non-cancelable and expires in October 2011. We also lease space to support regional sales and logistics in Almere, The Netherlands, Singapore, Shanghai, China and Shenzhen, China under leases expiring on August 1, 2010, March 31, 2009, December 31, 2009 and June 30, 2011, respectively.

In 2007 and 2008 we consolidated floors in our Wilsonville, Oregon corporate headquarters due to reduced space needs. In January 2007, we consolidated from four floors to three floors and in December 2007 we consolidated to two and one half floors. In December 2008, we vacated one half of a floor and, in February 2009, we vacated the other half of the floor. We currently occupy one and a half floors of the corporate headquarters building. We are actively looking for a tenant to sub-lease the vacant space or the entire building.

In January 2009 we announced that we are closing our office in Almere, The Netherlands. We anticipate estimating and providing for the anticipated loss on the lease as part of our restructuring accrual in the second or third quarter of 2009.

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our common stock trades on the NASDAQ Global Market under the symbol INFS. The high and low sales prices on the NASDAQ Global Market for the two years in the period ended December 31, 2008 were as follows:

2007	High	Low
Quarter 1	$2.93	$2.52
Quarter 2	2.82	2.23
Quarter 3	2.49	1.54
Quarter 4	1.82	1.43

2008	High	Low
Quarter 1	$1.90	$1.50
Quarter 2	1.97	1.43
Quarter 3	1.57	1.26
Quarter 4	1.33	0.45

The approximate number of beneficial shareholders and the number of shareholders of record at March 6, 2009 was 5,381 and 731, respectively.

There were no cash dividends declared or paid in 2008 or 2007 and we do not anticipate declaring cash dividends in the foreseeable future.

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

	Base Period	Indexed Returns Year Ended
Company/Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
InFocus Corporation	$100.00	$94.63	$41.43	$27.57	$18.80	$8.16
S&P 500 Computer Storage and Peripherals	100.00	120.90	100.19	106.90	104.77	57.97
NASDAQ U.S. Index	100.00	108.84	111.16	122.11	132.42	63.80

Item 6.	Selected Financial Data

IN THOUSANDS	Year Ended December 31,
(except per share amounts)	2008	2007	2006	2005	2004
Statement of Operations Data
Revenues	$255,685	$308,181	$374,752	$532,099	$648,941
Cost of revenues	209,991	257,426	320,866	499,327	535,031

Gross margin	45,694	50,755	53,886	32,772	113,910
Operating expenses:
Marketing and sales	32,248	35,777	49,107	64,292	70,421
Research and development	11,287	14,135	17,997	20,847	28,864
General and administrative	16,688	19,938	21,730	23,360	24,423
Restructuring costs	5,530	8,375	5,425	11,050	1,950
Impairment of long-lived assets	2,628	—	—	9,813	—
Regulatory assessments	—	—	9,392	1,600	—

Loss from operations	(22,687)	(27,470)	(49,765)	(98,190)	(11,748)
Other income (expense):
Interest expense	(417)	(507)	(401)	(612)	(191)
Interest income	1,318	2,715	2,446	1,772	1,407
Other, net(1)	(89)	(349)	(13,451)	17,130	16,704

Income (loss) before income taxes	(21,875)	(25,611)	(61,171)	(79,900)	6,172
Provision (benefit) for income taxes	1,078	(29)	749	(106)	(1,401)

Net income (loss)	$(22,953)	$(25,582)	$(61,920)	$(79,794)	$7,573

Basic net income (loss) per share	$(0.57)	$(0.64)	$(1.56)	$(2.02)	$0.19

Diluted net income (loss) per share	$(0.57)	$(0.64)	$(1.56)	$(2.02)	$0.19

	December 31,
	2008	2007	2006	2005	2004
Balance Sheet Data
Cash, restricted cash and marketable securities	$33,370	$84,110	$76,233	$80,117	$69,468
Working capital	46,189	83,287	98,260	140,358	240,206
Property and equipment, net	—	2,973	3,961	2,747	16,747
Total assets	108,228	172,991	182,256	263,888	383,873
Short-term borrowings	—	—	—	—	16,198
Shareholders’ equity	51,088	83,698	100,263	155,191	266,633

(1) Other, net included the following for the years ended December 31, 2008, 2007, 2006, 2005, and 2004:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Net realized gain on the sale of equity securities	$—	$—	$809	$19,396	$13,245
Impairment charge on valuation of equity securities	—	(124)	(261)	—	—
Income related to the profits of Motif, 50-50 joint venture	1,543	857	1,555	3,722	2,361
Expense related to losses of SMT, 50-50 joint venture	—	—	(2,709)	(5,185)	—
Write-down of equity method investment in SMT, 50-50 joint venture	—	—	(2,106)	—	—
Charge for estimated costs to wind-down SMT	—	—	(1,126)	—	—
Impairment charge related to TUN	—	—	(1,117)	—	—
Gains (losses) related to foreign currency transactions	(1,454)	(1,133)	(1,519)	(853)	826
Recovery (write-down) of certain cost-based investments in technology companies	(20)	202	(7,474)	—	—
Gain on sale of land	—	—	636	—	—
Other	(158)	(151)	(139)	50	272

	$(89)	$(349)	$(13,451)	$17,130	$16,704

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our results of operations were negatively affected in the second half of 2008 by the unexpected degree of economic turmoil. After four consecutive quarters of gross margins above 18%, gross margins were 16.1% in the third quarter of 2008 and 16.8% in the fourth quarter of 2008. As economic conditions deteriorated, we experienced softening demand for our products, especially in the U.S.

During the fourth quarter of 2008, we made a decision to return to our core business of not just projectors, but differentiated projectors, which positively affected our average selling prices and helped differentiate us from the more than 40 commodity projector companies. This return to our core business contributed to a 33% decline in projector unit sales in the fourth quarter of 2008 compared to the third quarter of 2008 and a 7% decline in projector unit sales in all of 2008 compared to all of 2007.

In the near-term, we expect that the economic challenges will create an even more aggressive competitive environment, resulting in lower world-wide demand and continuing pricing and margin pressures. Our strategy for mitigating such factors is to introduce new products with differentiated features to improve gross margins, as described below.

During the third and fourth quarters of 2008, we began shipping four new projector platforms:

•

The InFocus IN1100 series projectors, for mobile professionals and teams, simplify computer-to-projector connectivity with new DisplayLink™ technology to connect over USB instead of a traditional VGA cable. This differentiated feature is a key element in our strategy to reclaim our leadership position in the mobile segment;

•	The InFocus IN2100 series projectors consist of three 2,500 lumen mainstream portable projectors using DLP technology available in three resolutions: SVGA, XGA and WXGA;

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

All of these platforms have been well received by our channel partners and customers. According to Pacific Media Associates, as of December 31, 2008, the IN2100 series was the number one selling projector overall and the IN5100 was the top selling installation model in the IT channel in North America.

With these new projectors, we are transforming our business from one that has been offering commodity products to one that provides innovative, value-added, differentiated solutions. Our ongoing investments in product development resources support our strategy of creating value-added solutions and differentiation in our products and our brand name. The evolving features of our products are intended to address the changing needs of our customers and the evolving usage model for displaying visual content. We are addressing the commoditization in our industry by bringing back innovation to the InFocus brand. In addition to differentiated products, we are differentiating ourselves by improving our supply chain and striving for service excellence.

During 2008, we redefined our internal projector categories to better reflect the converging usage models between the commercial and home market segments. We now classify our projectors into the categories “Portable,” “Mobile” and “Installation.” Portable represents what was previously referred to as our meeting room category and better represents our projectors used in meeting or classrooms. The mobile projector category has not changed and includes all of our projectors that weigh less than 4.4 pounds and are easily adaptable for travel. Installation now includes our home projectors, as well as our business installation projectors.

Our patent portfolio remains strong and is growing as we continue to invest in advanced development for new projection opportunities and applications. We currently have approximately 245 issued U.S. patents and numerous corresponding foreign patents. Additionally, we will seek to partner with third parties where a solution may be more readily available. In the first quarter of 2008, we announced a partnership with DisplayLink Corporation to utilize DisplayLink™ USB graphics connection technology, which is now being used in our products. This addition improves ease of use of our products and allows for application innovations for new projector solutions. We expect to explore other opportunities to leverage third parties’ technology and products where there are market opportunities outside of our core competencies or a solution is more readily available for incorporation into our overall solution.

We continue to streamline our Sales, Marketing and General and Administration functions to drive greater efficiencies and eliminate redundant activities. Operating expenses in the fourth quarter of 2008, exclusive of charges for restructuring and long-lived asset impairment, were at the lowest level in approximately 10 years.

Restructuring charges totaled $5.5 million in 2008 and included the following:

•	a $0.9 million charge in the second quarter of 2008, primarily related to employee severance;

•

a $0.4 million charge in the third quarter of 2008, primarily related to employee severance and charges related to facilities that had previously been abandoned but whose leases were terminated during the quarter; and

•

a $4.2 million charge in the fourth quarter of 2008. Of this amount, $1.6 million related to headcount reductions, and consisted primarily of severance payments, and $2.6 million related to lease losses for vacated and unutilized facilities located at our headquarters in Wilsonville, Oregon. A portion of this charge relates to revisions of estimated sublease income that could be reasonably obtained over the remaining lease term.

Of the 2008 charge, $1.5 million was paid out in 2008 with the majority of the remaining severance of $1.5 million expected to be paid in the first half of 2009 and $2.5 million related to lease losses over the remaining life of the leases through 2011. We expect to incur an additional charge of approximately $1.2 million related to these actions in 2009 for facility consolidations. The anticipated reduction in costs resulting from our restructuring actions will allow us to continue to invest in sales and product development activities while maintaining the desired operating expense levels.

We also recorded a long-lived asset impairment charge of $2.6 million in the fourth quarter of 2008 to fully write off our property and equipment. In accordance with SFAS No. 144, we determined that this charge was necessary as a result of continuing operating losses and a significant decline in our market capitalization.

Engagement of Investment Advisor

In December 2008, we announced that we have engaged Thomas Weisel Partners LLC (“TWP”), an investment banking firm headquartered in San Francisco, California, to provide us with advisory services, including advice related to unsolicited offers recently received by us. We decided to evaluate alternatives that will best serve the interest of all of our shareholders given our depressed share price.

Results of Operations

	Year Ended December 31, (1)
	2008		2007		2006
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$255,685	100.0%	$308,181	100.0%	$374,752	100.0%
Cost of revenues	209,991	82.1	257,426	83.5	320,866	85.6

Gross margin	45,694	17.9	50,755	16.5	53,886	14.4
Operating expenses:
Marketing and sales	32,248	12.6	35,777	11.6	49,107	13.1
Research and development	11,287	4.4	14,135	4.6	17,997	4.8
General and administrative	16,688	6.5	19,938	6.5	21,730	5.8
Restructuring costs	5,530	2.2	8,375	2.7	5,425	1.4
Impairment of long-lived assets	2,628	1.0	—	—	—	—
Regulatory assessments	—	—	—	—	9,392	2.5

	68,381	26.7	78,225	25.4	103,651	27.7

Loss from operations	(22,687)	(8.9)	(27,470)	(8.9)	(49,765)	(13.3)
Other income (expense):
Interest expense	(417)	(0.2)	(507)	(0.2)	(401)	(0.1)
Interest income	1,318	0.5	2,715	0.9	2,446	0.7
Other, net	(89)	—	(349)	(0.1)	(13,451)	(3.6)

Loss before income taxes	(21,875)	(8.6)	(25,611)	(8.3)	(61,171)	(16.3)
Provision (benefit) for income taxes	1,078	0.4	(29)	—	749	0.2

Net loss	$(22,953)	(9.0)%	$(25,582)	(8.3)%	$(61,920)	(16.5)%

(1)	Percentages may not add due to rounding.

Revenues

Revenues decreased $52.5 million, or 17.0%, in 2008 compared to 2007 and decreased $66.6 million, or 17.8%, in 2007 compared to 2006.

The decrease in revenue in 2008 compared to 2007 was due primarily to a 10% decrease in ASPs. This decrease in ASPs was primarily due to a higher percentage of our overall revenue being derived from lower-margin, entry-level products in 2008 compared to 2007, as well as price reductions made on products reaching their end of life. In addition, the turmoil experienced in the economic and financial markets and the strengthening of the U.S. dollar against the euro placed additional pressures on ASPs. These factors were partially offset by the introduction of several new, higher ASP products that began shipping in the third quarter of 2008.

We sold 317,000 units in 2008 compared to 342,000 units in 2007, a 7.3% decrease. This decrease was primarily due to a decline in total units sold in the industry as global economic turmoil worsened in the second half of 2008.

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

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue, based on shipment destination, was as follows (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006
U.S.	$123,979	48.5%	$175,219	56.9%	$239,258	63.9%
Europe	79,097	30.9%	81,999	26.6%	81,825	21.8%
Asia	36,167	14.2%	34,926	11.3%	27,701	7.4%
Other	16,442	6.4%	16,037	5.2%	25,968	6.9%

	$255,685		$308,181		$374,752

U.S. revenues in 2008 decreased 29.2% compared to 2007. This decrease was primarily due to a decline in unit sales of 28.4%, which resulted primarily from deteriorating economic conditions and exiting the “brick and mortar” retail sector of the market during 2008. Slightly impacting U.S. revenues in 2008 compared to 2007 was an ASP decline due to an increase in the percentage of the overall sales coming from the entry-level products sold primarily into the education sector as well as sales of end of life products in the first part of the year. These factors were partially offset by our launch of several higher-margin follow-on products late in the third quarter of 2008.

U.S. revenues in 2007 decreased 26.8% compared to 2006, primarily due to a 7.6% decline in unit sales and a 21.6% decline in ASPs. The ASP decline was affected by the greater weighting towards sales of lower-margin entry-level meeting room, classroom and home entertainment products in 2007 compared to 2006. The overall declines in units and ASPs in 2007 compared to 2006 reflected the continued industry dynamics including intense competition from our Asian competitors and a decline in revenue in the value added reseller channel.

European revenues decreased 3.5% in 2008 compared to 2007, primarily due to an 18.3% decline in ASPs, offset by an increase in units sold of 18.0%. The increase in units sold in 2008 compared to 2007 was driven by new product introductions targeted at specific channels and markets where we had identified strong growth potential. The decline in ASPs in 2008 compared to 2007 was affected by the greater weighting towards sales of lower-margin products. In addition, the strengthening of the U.S. dollar against the euro and deteriorating economic conditions in specific regions of Europe during the third and fourth quarters of 2008 negatively affected our revenues and ASPs.

European revenues were relatively flat in 2007 compared to 2006, primarily due to a 23.1% increase in unit sales, mostly offset by a 15.4% decline in ASPs.

Asian revenues increased 3.6% in 2008 compared to 2007, primarily due to a 23.6% increase in units sold, partially offset by a 16.2% decline in ASPs. The increase in units sold in 2008 compared to 2007 was driven by new product introductions targeted at specific channels and markets where we had identified strong growth potential.

Asian revenues increased 26.1% in 2007 compared to 2006 as we focused more of our sales efforts in this region, which contributed to increases in unit sales and market share. The increase in unit sales of 55% was partially offset by a decrease in ASPs of 18.6%.

Other revenues primarily consist of sales in Canada and Latin America. Other revenues increased 2.5% in 2008 compared to 2007, primarily due to a 15.0% increase in unit sales, partially offset by an 11.0% decrease in ASPs. The decrease in ASPs was primarily attributable to a shift in mix to our lower-margin entry-level products.

Other revenues decreased 38.2% in 2007 compared to 2006. Unit sales decreased 23.0% in 2007 compared to 2006, primarily due to the sale of 8,500 units, which resulted in $6.2 million of revenue, in the first quarter of 2006 related to an education tender order in Mexico that did not reoccur in 2007. Revenue in 2007 was also impacted by a 19.8% decrease in ASPs compared to 2006.

Backlog

At December 31, 2008, we had backlog of approximately $5.2 million, compared to approximately $6.6 million at December 31, 2007. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the first quarter of 2009. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved a gross margin percentage of 17.9% in 2008, 16.5% in 2007 and 14.4% in 2006.

The increase in gross margin in 2008 compared to 2007 was primarily due to the introduction of several new, higher-margin product platforms. We also realized decreases in other costs of goods sold primarily due to efficiencies achieved within our supply chain and lower costs associated with warranty repair activities. Charges for inventory related write-downs totaled $4.3 million in 2008 compared to $5.1 million in 2007.

These factors were partially offset by sales of end-of-life products in the first half of 2008, softening in the global markets, increasing competition and a relatively high mix of our revenues coming from lower-priced products in the first half of 2008. Margins were also negatively affected in 2008 by the strengthening of the U.S. dollar against the euro and other currencies, which essentially lowers our realizable ASPs for our products priced in local currencies.

The improvement in our gross margin percentage in 2007 compared to 2006 was due primarily to the introduction of new products with improved gross margins, improved product mix and efficiency improvements in supply chain management, resulting in lower warranty repair and improved inventory management. Charges for inventory related write-downs totaled $5.1 million in 2007 compared to $8.7 million in 2006.

These improvements were offset by price reductions across our product portfolio as discussed above.

The charge for inventory write-downs in 2008 related primarily to write-downs on service parts inventory, declines in market values on specific slow moving parts and accruals for end-of-life costs for various product platforms. The charge for inventory write-downs in 2007 related primarily to declines in market value on specific slow moving finished goods inventory and write-downs on service parts inventory. The write-downs for service parts inventory related to the decline in usage of service parts for warranty and non-warranty repair activities, as our warranty repair activities were significantly reduced in 2007. The charge for inventory write-downs in 2006 related primarily to end-of-life costs for various product platforms and a decline in market value on slow moving finished goods. The inventory write-downs reduced our gross margin percentage by 1.7 percentage points in 2008, 1.6 percentage points in 2007 and 2.3 percentage points in 2006.

We continue to focus on improving our gross margin percentage through managing the mix of products sold, our emphasis on our new, differentiated products and continuing to improve our supply chain efficiencies by working closely with our contract manufacturers to control product costs, improve quality and reduce product freight, handling and storage costs.

Stock-based compensation included as a component of cost of sales totaled $298,000 in 2008, $302,000 in 2007 and $145,000 in 2006.

Marketing and Sales Expense

Marketing and sales expense decreased $3.6 million, or 9.9%, to $32.2 million in 2008 compared to $35.8 million in 2007 and decreased $13.3 million, or 27.1%, in 2007 compared to $49.1 million in 2006.

The decrease in marketing and sales expense in 2008 compared to 2007 was primarily due to lower variable expenses resulting from lower revenue levels and more focused marketing programs in our effort to better align the cost structure with revenue and gross margin levels. The majority of the reductions were made in our marketing programs, such as promotions, direct mail programs, advertising and public relations. We have continued to reduce our personnel related expenses along with discretionary spending. Also contributing to the decrease was a reduction in the amount of IT and facilities expenses allocated to sales and marketing as a result of facility consolidations and reductions in the IT cost structure.

The decrease in marketing and sales expense in 2007 compared to 2006 was primarily due to lower discretionary spending as a result of our previous restructuring activities and continued focus on management of expenses. These actions included reductions in personnel related costs and other discretionary spending. We also achieved decreases in overall spending for sales and marketing programs and advertising related spending.

Stock-based compensation included as a component of marketing and sales totaled $427,000 in 2008, $391,000 in 2007 and $359,000 in 2006.

Research and Development Expense

Research and development expense decreased $2.8 million, or 20.1%, to $11.3 million in 2008 compared to $14.1 million in 2007 and decreased $3.9 million, or 21.5%, in 2007 compared to $18.0 million in 2006.

The decreases in research and development expense in 2008 compared to 2007 and in 2007 compared to 2006 were primarily due to a reduced cost structure related to our restructuring activities, including a decrease in personnel related costs, and other discretionary spending. We have shifted our research and development model to rely more on our contract manufacturing partners for the core projection design, allowing us to reduce our in-house research and development resources. These decreases were partially offset by our increased investment in advanced development research to support our strategy of creating differentiation in our products and our brand name. Also contributing to the decrease was a reduction in the amount of IT and facilities expenses allocated to research and development.

Stock-based compensation included as a component of research and development totaled $277,000 in 2008, $304,000 in 2007 and $151,000 in 2006.

General and Administrative Expense

General and administrative expense decreased $3.2 million, or 16.3%, to $16.7 million in 2008 compared to $19.9 million in 2007, and decreased $1.8 million, or 8.2%, in 2007 from $21.7 million in 2006.

The decrease in general and administrative expense from 2007 to 2008 was due to significant decreases in personnel related costs and consulting services, along with decreases in rent, travel, legal fees, internal audit fees and general insurance expenses. These decreases were partially offset by an increase in tax strategy fees.

Included in general and administrative expense in 2007 was $1.3 million of costs incurred for various external advisors engaged as part of our strategic alternatives evaluation process and $0.4 million of costs related to the hiring of a new Chief Executive Officer. General and administrative expense in 2008 included $0.1 million of costs related to the engagement of an investment advisor in the fourth quarter of 2008.

Included in general and administrative expense in 2006 was $1.8 million of costs related to our audit committee investigations, which concluded in the second quarter of 2006. We also realized decreased overall spending in 2007 compared to 2006 as a result of our previous restructuring activities.

Stock-based compensation included as a component of general and administrative totaled $685,000 in 2008, $416,000 in 2007 and $489,000 in 2006.

Restructuring

Restructuring charges totaled $5.5 million in 2008 and included the following:

•	a $0.9 million charge in the second quarter of 2008, primarily related to employee severance;

•

a $0.4 million charge in the third quarter of 2008, primarily related to employee severance and charges related to facilities that had previously been abandoned but whose leases were terminated during the quarter; and

•

a $4.2 million charge in the fourth quarter of 2008. Of this amount, $1.6 million related to headcount reductions, and consisted primarily of severance payments, and $2.6 million related to lease losses for vacated and unutilized facilities located at our headquarters in Wilsonville, Oregon. A portion of this charge relates to revisions of estimated sublease income that could be reasonably obtained over the remaining lease term.

At December 31, 2008, $5.8 million of the restructuring charges were included on our balance sheet as other accrued liabilities. We expect to incur approximately $1.2 million of additional charges related to facility consolidations in 2009. See Note 3 of Notes to Consolidated Financial Statements for additional information related to accrued restructuring charges.

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

Impairment of Long-Lived Assets

Long-lived asset impairment charges of $2.6 million were recorded in the fourth quarter of 2008 to fully write off our property and equipment. In accordance with SFAS No. 144, we determined that this charge was necessary as a result of continuing operating losses and a significant decline in our market capitalization.

Regulatory Assessments

Regulatory assessments of $9.4 million in 2006 included charges totaling $10.7 million related to the initial settlement of our Shanghai customs case, offset by the $1.3 million reversal of the remaining accrual related to our Office of Foreign Assets Control case.

Other Income (Expense)

Interest income in 2008 was $1.3 million compared to $2.7 million in 2006 and $2.4 million in 2005. The decrease in 2008 compared to 2007 was due to lower interest rates realized on our invested balances and lower average invested balances. The increase in interest income in 2007 compared to 2006 was due to increasing interest rates. Our average cash and investment balance was $25.9 million, $29.2 million and $28.3 million, respectively, in 2008, 2007 and 2006.

Other, net included the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net realized gain on the sale of equity securities	$—	$—	$809
Impairment charge for valuation of equity securities	—	(124)	(261)
Income related to the profits of Motif, 50-50 joint venture	1,543	857	1,555
Expense related to losses of SMT, 50-50 joint venture	—	—	(2,709)
Write-down of equity method investment in SMT, 50-50 joint venture	—	—	(2,106)
Charge for estimated costs to wind-down SMT	—	—	(1,126)
Impairment charge related to TUN	—	—	(1,117)
Losses related to foreign currency transactions	(1,454)	(1,133)	(1,519)
Recovery (write-down) of certain cost-based investments in technology companies	(20)	202	(7,474)
Gain on sale of land	—	—	636
Other	(158)	(151)	(139)

	$(89)	$(349)	$(13,451)

Losses related to foreign currency transactions consist primarily of the fees related to our hedging program. To the extent that our hedges have been effective, the gain or loss excluding the fees charged to place the hedges, relates to the settlement of foreign balances. As part of our plans to simplify our business in 2009, we adjusted our hedging strategy and, as of February 2009, we no longer hedge foreign currency. We will continue to be exposed to foreign currency risk associated with sales of products denominated in non-functional foreign currencies. While we expect to save approximately $1.0 million on the cost of the hedges, we cannot estimate the impact that the revaluation of these balances will have on other, net due to the fluctuation in the foreign balances and in foreign currency exchange rates.

Motif license fees are recognized when licensees report sales and resultant royalties, which are currently contractually required on a semi-annual basis and primarily fall in the first and third quarters of each year. The increase in income related to our Motif joint venture in 2008 compared to 2007 was primarily due to an increase in Motif’s net income as a result of a settlement Motif reached related to previously unreported royalties offset by an increase in income tax expense. The decrease in income related to our Motif joint venture in 2007 compared to 2006 was due to lower reported revenues by Motif’s licensees and an increase in tax expense as Motif has now utilized the majority of its income tax loss carry forwards.

SMT has ceased operations. The settlement of its assets and liabilities continues. The $1.1 million charge included as a component of other, net in 2006 is our best estimate of our share of the costs for the wind-down.

Income Taxes

Income tax expense of $1.1 million in 2008 was made up of $21,000 of income tax benefit from U.S. operations offset by $1.1 million of income tax expense from foreign operations. The $21,000 of tax benefit from U.S. operations was the result of the reversal of an income tax reserve due to the expiration of the applicable statute of limitations and a withholding tax refund on foreign royalty payments, offset by state income taxes. The $1.1 million of income tax expense from foreign operations was primarily comprised of the write off of a $1.0 million deferred tax assets and $0.1 million net tax expense from foreign operations.

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

Inflation

We believe that the impact of inflation was minimal on our business in 2008, 2007 and 2006.

Liquidity and Capital Resources

For the fiscal years ended December 31, 2008, 2007 and 2006, we incurred net losses of $23.0 million, $25.6 million and $61.9 million, respectively. As a result we have an accumulated deficit of $146.4 million at December 31, 2008. The current challenging economic climate also may lead to adverse changes in working capital levels and funding requirements, which also may have a direct impact on our results of operations and financial position. These and other factors may adversely affect our liquidity and our ability to generate profits in the future.

We anticipate that our existing capital resources, including availability under our line of credit and cash flows from operations, will be adequate to satisfy our liquidity requirements through January 2010. To address future liquidity needs management’s plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity, which, in turn, may have an adverse effect on our results of operations and financial position.

Total cash, cash equivalents, restricted cash and marketable securities were $33.4 million at December 31, 2008. Working capital totaled $46.2 million at December 31, 2008, which included $16.8 million of unrestricted cash and cash equivalents. The current ratio at December 31, 2008 and 2007 was 1.8 to 1 and 2.0 to 1, respectively.

During 2008 our line of credit facility with Wells Fargo Foothill, Inc. (“Wells Fargo”) was amended as follows:

In the first quarter of 2008, we amended our line of credit facility with Wells Fargo to:

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

•	modify the minimum EBITDA covenant in certain respects.

In the fourth quarter of 2008, we again amended our line of credit facility to:

•	waive the Event of Default related to the third quarter 2008 minimum EBITDA covenant;

•	restate the Base Rate Margin to 2.50 percentage points; and

•	modify the minimum EBITDA covenant in certain respects.

During the fourth quarter of 2008, we began borrowing under our line of credit. However, at December 31, 2008, we did not have any amounts outstanding under the credit facility. At December 31, 2008, we were out of compliance with the financial covenants in the credit facility agreement. On March 10, 2009, we entered into an agreement with Wells Fargo to amend our line of credit facility. The amendment waived the event of default arising from the covenant violation as of December 31, 2008, restated the Base Rate Margin to 4.50 percentage points, reset financial covenants related to Minimum EBITDA for the first half of 2009, and extended the term of the agreement until August 31, 2010. See Note 17 of Notes to the Consolidated Financial Statements.

In the third quarter of 2008, our Board of Directors authorized a share repurchase program for the purchase of up to 4,000,000 shares of our common stock over a three-year period. As of December 31, 2008, 50,000 shares had been purchased pursuant to this program at an average price of $1.53 per share, calculated inclusive of commissions and fees, and 3,950,000 shares remained available for purchase. We have currently suspended our stock repurchase efforts as a result of the hiring of an investment banking firm to provide us with advisory services.

At December 31, 2008, we had three outstanding standby letters of credit totaling $12.3 million, which secure our obligations to foreign suppliers for purchases of inventory. The fair value of these letters of credit approximates their contract values. The letters of credit were collateralized by $12.9 million of cash and marketable securities at December 31, 2008, which were reported as restricted on the consolidated balance sheets. The remaining restricted cash and marketable securities of $3.7 million secures our merchant credit card processing account and deposits for value-added taxes in foreign jurisdictions.

Accounts receivable decreased $21.0 million to $25.3 million at December 31, 2008 compared to $46.3 million at December 31, 2007, due primarily to lower sales in the fourth quarter of 2008 compared to the fourth quarter of 2007, as well as a decrease in days sales outstanding (“DSO”) to 45 days at December 31, 2008 compared to 51 days at December 31, 2007.

Inventories increased $7.5 million to $38.5 million at December 31, 2008 compared to $31.0 million at December 31, 2007. This increase primarily resulted from lower than expected revenues in the second half of 2008 as the global economic conditions worsened, partially offset by a $2.6 million decrease in consigned inventories as we exited the “brick and mortar” retail channel in the U.S. during 2008 and a reduction of $1.1 million in lamps and accessories inventory. See Note 6 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At December 31, 2008 and 2007, we had approximately 7 weeks and 5 weeks of inventory, respectively, in the Americas channel. Annualized inventory turns were approximately 6 times for the quarter ended December 31, 2008 and 7 times for the quarter ended December 31, 2007. While total inventories and the number of weeks of inventory in the Americas channel were both up at December 31, 2008, we believe the inventory consists primarily of current products.

Other current assets decreased $3.5 million to $4.0 million at December 31, 2008 compared to $7.5 million at December 31, 2007. This decrease primarily resulted from a decrease in deferred income tax and a decrease in accounts receivable insurance claims. A 2004 freight claim was settled in the quarter ended September 30, 2008.

Expenditures for property and equipment totaled $2.1 million in 2008 and were primarily for purchases of product tooling and computer software. Total expenditures for property and equipment are expected to be between $3.0 million and $4.0 million in 2009, primarily for IT infrastructure, tooling and equipment.

Cost-based investments, which represent investments in technology companies accounted for under the cost method for which we do not have the ability to exercise significant influence, increased to $6.0 million at December 31, 2008 compared to $30,000 at December 31, 2007. The increase reflects our investment of $6.0 million in a technology company over the course of 2008. We currently hold a minority interest and are carrying the value of our investment at cost.

Other assets, net, which include building deposits and investments in our joint venture with Motorola, Motif, were unchanged from December 31, 2007 to December 31, 2008.

Accounts payable decreased $25.3 million to $38.8 million at December 31, 2008 compared to $64.1 million at December 31, 2007. This decrease primarily resulted from the timing of inventory purchases and payments made to vendors.

Accrued warranty costs, both short and long-term, decreased $5.1 million to $4.7 million at December 31, 2008 compared to $9.8 million at December 31, 2007. The reduction in accrued warranty costs was due primarily to reductions in the warranty cost per unit associated with the transition in our warranty model toward purchasing two-year supplier warranties from our contract manufacturers and a reduction in failure rates we are experiencing. As our contract manufacturers have improved the manufacturing quality of the projectors we sell, we have been transitioning towards purchasing warranty coverage as part of the product we source. For the products procured from the contract manufacturer with the warranty coverage included, our future liability is calculated based on the difference between the warranty period offered from the supplier and the warranty period we offer to the end customer.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2008 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
Severance Accrual(1)	$1,770	$1,770	$—	$—	$—
Purchase Order Commitments	26,795	26,795	—	—	—
Operating Leases	8,566	3,031	5,535	—	—

	$37,131	$31,596	$5,535	$—	$—

(1)	The balance represents the liability for severance related costs associated with the reduction of force. Lease amounts for the remainder of the restructuring accrual are included in Operating Leases above.

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
See Note 1 of Notes to Consolidated Financial Statements for additional information.

Allowance for Uncollectible Trade Accounts Receivable

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectibility of our trade accounts receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt, we may use collection agencies to work with the customer to receive payment in return for a fee. If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Bad debt expense (recovery), net totaled $0.3 million, $(0.1) million and $0.5 million, respectively, in 2008, 2007 and 2006. Our allowance for uncollectible accounts totaled $2.1 million and $2.0 million at December 31, 2008 and 2007, respectively, and is included on the consolidated balance sheets as a reduction of accounts receivable. See Note 5 of Notes to Consolidated Financial Statements for additional information.

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

Our reserves deducted from revenues and accounts receivable for sales returns, price protection and other rebates totaled $1.2 million and $2.7 million, respectively, at December 31, 2008 and 2007. Historically, our actual experience for sales returns, price protection and other sales incentives has not differed materially from our estimates. See Note 5 of Notes to Consolidated Financial Statements for additional information.

Inventory Valuation

We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate any identified inventory exposure. Lamps, accessories and service inventories with quantities in excess of forecasted usage are reviewed at least quarterly by our service planning, operations and finance personnel for obsolescence. Resultant write-downs are typically caused by decreased usage of parts in service repair activity and product end of life adjustments in the market. Finished goods are reviewed quarterly by sales, finance and operations personnel to determine if inventory carrying costs exceed market selling prices and demand. Service inventory is systematically and judgmentally reviewed for write downs based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change. Inventory write-downs totaled $4.3 million, $5.1 million and $8.7 million, respectively, in 2008, 2007 and 2006. At December 31, 2008 and 2007, our inventory reserves totaled $4.6 million and $4.7 million, respectively, and were recorded as a reduction of inventory on our consolidated balance sheets. See Note 6 of Notes to Consolidated Financial Statements for additional information.

Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain sales channels, products and regions, we offer a three-year warranty. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items, freight costs and other incidental costs associated with warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. In addition, as our contract manufacturing partners have improved the manufacturing quality of the projectors we sell, we have been transitioning towards purchasing warranty coverage as part of the product we source. For the products procured from the contract manufacturer with warranty coverage included, our future liability is calculated based on the estimated warranty costs associated with the difference between the warranty period offered from the contract manufacturer and the warranty period offered to the end customer. This data is then used to calculate our future warranty liability based on the actual quantity of projectors sold in each projector category and warranty coverage model, and remaining warranty periods. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty liability could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $0.8 million and $2.1 million, respectively, at December 31, 2008 and 2007 and was included in other current liabilities on our consolidated balance sheets. Our warranty liability at December 31, 2008 totaled $4.7 million, of which $2.6 million was classified as a component of current liabilities and $2.1 million was classified as other long-term liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2007 totaled $9.8 million, of which $6.2 million was classified as a component of current liabilities and $3.6 million was classified as long-term liabilities on our consolidated balance sheets.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred tax assets arise from the tax benefit of amounts expensed for financial reporting purposes but not yet deducted for tax purposes and from unutilized tax credits and NOL carry forwards. We evaluate our deferred tax assets on a regular basis to determine if a valuation allowance is required. To the extent it is determined that the recoverability of the deferred tax assets is unlikely; we record a valuation allowance against deferred tax assets. At December 31, 2008 and 2007, we had a valuation allowance of $248.3 million and $273.2 million against deferred tax assets, which resulted in a net deferred tax asset balance of $0 million and $1.1 million, respectively. See Note 8 of Notes to Consolidated Financial Statements for additional information.

We also follow the guidance of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The interpretation applies to all income tax related positions.

As a result of the implementation of Interpretation No. 48 on January 1, 2007, there was no change in the liability for unrecognized tax benefits, and no adjustments were made to the January 1, 2007 balance of retained earnings. As of December 31, 2008 and 2007, unrecognized tax benefits totaled $0.1 million and $0.2 million, respectively, the disallowance of which would not materially affect our annual effective income tax rate.

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

In 2008, we recorded impairment charges related to long-lived assets as a result of an impairment test performed in the fourth quarter. We performed the impairment test as a result of triggering events identified, including worsening economic conditions and a significant decline in our market capitalization in the fourth quarter of 2008. The analysis indicated that the book value of our long-lived assets exceeded fair value. Accordingly, we recorded an impairment charge totaling $2.6 million in the fourth quarter of 2008 to fully write off our property and equipment. The majority of these long-lived assets are continuing to be used in operations.

We did not record any long-lived asset impairments in 2007 or 2006.

New Accounting Pronouncements

See Note 2 of Notes to Consolidated Financial Statements for a discussion of the impact of new accounting pronouncements.

Off-Balance Sheet Arrangements

As of December 31, 2008, we leased our non-owned facilities under operating lease agreements as described under contractual payment obligations above. Except for these operating lease agreements, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exposure

Our financial market risk arises from fluctuations in foreign currencies and interest rates.

Our net investment exposure in foreign subsidiaries translated into U.S. dollars using the period-end exchange rates at December 31, 2008, was approximately $10.0 million. The potential loss in fair value resulting from a hypothetical 10% adverse change in foreign exchange rates would be approximately $1.0 million at December 31, 2008. At December 31, 2008 we had no formal plans to liquidate any of our operating foreign subsidiaries outside of the consolidated group, and therefore, foreign exchange rate gains or losses on our foreign investments are reflected as a cumulative translation adjustment and do not affect our results of operations. In 2008, we liquidated two foreign subsidiaries in Norway that had been inactive since 2005, leaving one remaining sales subsidiary in that region. Upon liquidation of the two foreign subsidiaries, the net assets were distributed to the parent. As the net assets were not distributed outside of the consolidated group, there was no recognition of a net gain or loss upon liquidation of the entities. In 2009, we may liquidate additional European subsidiaries within the consolidated group in an effort to simplify our legal structure.

We are exposed to changes in exchange rates through the sale of products denominated in non-functional foreign currencies. Our purchases of inventory are largely denominated in U.S. dollars and we anticipate that we will continue to purchase in U.S. dollars in the foreseeable future, therefore we are not exposed to foreign currency fluctuations on these purchases. During 2008 we had a foreign currency derivative program in place; utilizing foreign currency forward contracts (“forward contracts”) to mitigate certain foreign currency transaction exposures. Under this program, increases or decreases in our foreign currency transactions are substantially offset by gains and losses on the forward contracts, so as to mitigate foreign currency transaction gains and losses. The effect of an immediate 10% change in our foreign currency forward contracts would not have a material effect on our results of operations. These forward contracts are not designated as qualifying hedges and, accordingly, are marked to market at the end of each period, with the resulting gain or loss being recorded as a component of other income or expense on our consolidated statement of operations.

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts translated to U.S. dollars as of December 31, 2008 and 2007. The forward contracts outstanding as of December 31, 2008 mature within 34 days of year end. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies.

Forward contracts outstanding were as follows at December 31, 2008 and 2007 (in thousands):

	Bought (Sold)
Foreign Currency	2008	2007
Euro	$5,200	$(51,024)
British Pound	1,762	6,633
Singapore Dollar	(7,447)	(7,313)
Swedish Krona	966	541
Norwegian Kroner	1,137	1,131

Net amount outstanding	$1,618	$(50,032)

As part of our plans to simplify our business in 2009, we adjusted our hedging strategy and, as of February 2009, we no longer hedge foreign currency. We will continue to be exposed to foreign currency risk associated with sales of products denominated in non-functional foreign currencies. However, in 2008 our foreign currency balances have significantly decreased and an immediate 10% adverse change in foreign exchange rates would not have a material effect on our results of operations.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates to our line of credit and our investment portfolio.

As of the end of 2008, our line of credit facility with Wells Fargo bears interest on outstanding borrowings at prime plus 2.5%, however, at no time will the interest rate be below 4%. As of March 10, 2009, the effective date of our sixteenth amendment to the credit agreement, our line of credit facility with Wells Fargo bears interest at prime plus 4.5%. During the fourth quarter of 2008, we began borrowing under our line of credit. However, we had no outstanding borrowings at December 31, 2008. Our average outstanding balance for the year ended December 31, 2008 was not significant, therefore, a change in the prime rate would not have had a significant effect on our financial condition or results of operations. Assuming the maximum available balance was outstanding for all of 2009, a hypothetical immediate 10% adverse change in the interest rate would result in an increase in interest expense of approximately $1.0 million.

The primary objective of our investment activities is to preserve principal while secondarily maximizing yields without significantly increasing risk. As of December 31, 2008, 100% of our cash and our investment portfolio were held in bank deposits and money market funds. We maintain cash deposits with major banks that, from time to time, may exceed federally insured limits. Due to the short duration of our investment portfolio, an immediate 10% increase or decrease in interest rates would not have a material effect on our financial condition or results of operations.

Item 8.	Financial Statements and Supplementary Data

The financial statements and notes thereto required by this item begin on page F-1 of this document, as listed in Item 15 of Part IV. Unaudited quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2008 was as follows:

In thousands, except per share data	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2007
Revenues	$77,655	$73,633	$75,790	$81,103
Gross margin	8,480	11,984	13,764	16,527
Net loss(1) (2) (3) (4)	(13,047)	(7,788)	(2,820)	(1,927)
Basic and diluted net loss per share	(0.33)	(0.20)	(0.07)	(0.05)
2008
Revenues	$61,025	$72,673	$70,596	$51,391
Gross margin	12,435	13,234	11,381	8,644
Net loss(5) (6) (7)	(1,808)	(3,843)	(4,216)	(13,086)
Basic and diluted net loss per share	(0.05)	(0.10)	(0.10)	(0.32)

(1)	The first quarter of 2007 included a $2.4 million restructuring charge.

(2)	The second quarter of 2007 included a $2.1 million restructuring charge and a $0.5 million charge related to the impairment of a trade show booth that was adjusted to estimated fair market value.

(3)	The third quarter of 2007 included a $0.2 million restructuring charge.

(4)	The fourth quarter of 2007 included a $3.7 million restructuring charge and a $0.5 million credit to correct previously recorded stock-based compensation expense from the first, second and third quarters of 2007.

(5)	The second quarter of 2008 included a $0.9 million restructuring charge.

(6)	The third quarter of 2008 included a $0.4 million restructuring charge.

(7)	The fourth quarter of 2008 included a $4.2 million restructuring charge and a $2.6 million impairment of long-lived assets charge.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 was audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included below.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of InFocus Corporation:

We have audited InFocus Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). InFocus Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, InFocus Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InFocus Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 13, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Portland, Oregon

March 13, 2009

Item 9B.	Other Information

Given the timing of the event, the following information is included in the Form 10-K pursuant to Item 1.01 of Form 8-K “Entry into a Material Definitive Agreement” in lieu of filing a Form 8-K.

On March 10, 2009, we entered into an agreement with Wells Fargo to amend our line of credit facility. The amendment waived the event of default arising from the covenant violation as of December 31, 2008, restated the Base Rate Margin to 4.50 percentage points, reset financial covenants related to Minimum EBITDA for the first half of 2009, and extended the term of the agreement until August 31, 2010.

See Sixteenth Amendment to Credit Agreement filed as Exhibit 10.48 to this Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Board of Directors

The following persons serve on our Board of Directors:

Name	Age	Has Been a Director Since
John D. Abouchar	48	2007
Peter D. Behrendt	70	1995
Michael R. Hallman	63	1992
Robert B. Ladd	50	2007
Bernard T. Marren	73	2007
Michael A. Nery	36	2009
Robert G. O’Malley	63	2007

John D. (J.D.) Abouchar is an independent consultant to GRT Capital Partners, LLC, focused on technology holdings, and a portfolio manager to GRT Technology L.P. hedge fund. Prior to joining GRT Capital Partners in 2006, Mr. Abouchar was a Senior Analyst for six years at Pacific Edge Investment Management, a hedge fund specializing in various electronics and technology industries based in Palo Alto, California. Prior to working at Pacific Edge Investment Management, Mr. Abouchar was employed as a Senior Equity Analyst for Preferred Capital Markets, Inc. from 1998 to 2000. In this role, Mr. Abouchar actively covered InFocus as an analyst for over two years. Mr. Abouchar holds a B.S. degree in Economics from Wharton School, University of Pennsylvania.

Peter D. Behrendt has been a Venture Partner with New Enterprise Associates (NEA) since 1999. In addition, Mr. Behrendt currently serves as Chairman of the Board of ProStor Systems, a Boulder, Colorado based company that specializes in removable disk storage for data back-up and archiving needs. From September 2000 until 2003, Mr. Behrendt was the Chairman of the Board of Troika Networks, a storage networking company. From 1987 until 1997, Mr. Behrendt was the Chairman and Chief Executive Officer of Exabyte Corp., a publicly traded company that was the world’s largest independent manufacturer focused exclusively on tape storage products, tape libraries and recording media. In addition, prior to working at Exabyte Corp., Mr. Behrendt spent 26 years in numerous executive positions at International Business Machines, Inc. (“IBM”), including worldwide responsibility for business and product planning for IBM’s tape and disk drives business and general management of IBM’s worldwide electronic typewriter business. Mr. Behrendt was an Adjunct Professor of Entrepreneurship at the University of Colorado at Boulder and holds a B.S. degree in Engineering from UCLA. Mr. Behrendt serves on the board of Western Digital Corporation (NYSE: WDC) and several private companies.

Michael R. Hallman has served as President of The Hallman Group, a management consulting company focusing on marketing, sales, business development and strategic planning for the information systems industry, since October 1992. Mr. Hallman served as President and Chief Operating Officer of Microsoft Corporation, a developer and manufacturer of a wide range of software products for a multitude of computing devices from February 1990 until March 1992. From 1987 to 1990, he was Vice President of

the Boeing Company, a major aerospace company, and President of Boeing Computer Services. From 1967 to 1987, Mr. Hallman worked for IBM in various sales and marketing executive positions, with his final position being Vice President of Field Operations. Mr. Hallman holds a B.B.A. and an M.B.A. from the University of Michigan. Mr. Hallman is a member of the Board of Directors of Intuit, Inc. (NASDAQ: INTU), a leading provider of business and financial management solutions for small and medium sized businesses.

Robert B. Ladd has served as Managing Member of Laddcap Value Associates LLC, which serves as General Partner of Laddcap Value Partners LP, since late 2002. Prior to forming his private investment partnership, Mr. Ladd was a Managing Director at the investment management firm Neuberger Berman, from 1988 through 2002, where he served as a securities analyst and portfolio manager for various high net worth clients of the firm. In addition, Mr. Ladd serves as a member of the Board of Directors of Delcath Systems, Inc. (NASDAQ: DCTH), a development stage company developing a drug delivery system for the introduction of chemotherapy agents. Mr. Ladd is a Chartered Financial Analyst and has over 20 years of experience in the investment management field. He earned a B.S. degree in economics from the Wharton School, University of Pennsylvania and a M.B.A. from Northwestern University’s Kellogg School of Management.

Bernard T. Marren has served as the Chairman, Chief Executive Officer and President of OPTi Inc., an intellectual property licensing company based in Palo Alto, California, since 1998. In addition, Mr. Marren serves as a member of the Board of Directors of Microtune, Inc. (NASDAQ: TUNE), a fabless semiconductor manufacturing company based in Plano, Texas and Uni-Pixel, Inc. (OTC Bulletin Board: UNXL), a developer of flat panel color display technology, based in The Woodlands, Texas. Mr. Marren has over 40 years of experience in the technology industry and earned a B.S.E.E. degree from the Illinois Institute of Technology.

Michael A. Nery joined the Board in February 2009. Mr. Nery founded Nery Capital Partners, L.P., an investment fund based in Asheville, NC, and has acted as its manager since September 1999. From January 1997 to May 1999, Mr. Nery served as Vice President and Senior Analyst with Denver Energy Partners, LP. From 1995 to 1997, Mr. Nery was a Research Associate for Fidelity Management and Research Company. Mr. Nery is a Chartered Financial Analyst and holds a B.S. degree in Psychology from Williams College. Mr. Nery has served as a director of Tandy Leather Factory, Inc. (AMEX: TLF) since December 2003.

Robert G. O’Malley joined InFocus as its President, Chief Executive Officer and Director on October 1, 2007. Prior to joining InFocus, Mr. O’Malley served as Senior Vice President of Marketing at Tech Data Corporation, a distributor of IT hardware, software and services, since 2005. Mr. O’Malley served as a consultant and in short-term executive positions at various technology companies between 2003 and 2005 and was President, CEO and Chairman of Immersion Corporation, a developer of tactile, or haptic, technologies that engage the sense of touch in the digital world, between 2000 and 2003. In addition, prior to 2000, Mr. O’Malley held various senior executive positions at Intermec Technologies, Pinacor, MicroAge, and IBM. Mr. O’Malley earned a Master’s degree in Business Administration from Arizona State University in Tempe, and a Bachelor’s degree in aeronautical engineering from the University of Minnesota in Minneapolis.

The Audit Committee is a separately-designated standing committee established in accordance with section 3(a)(58)(A) of the Exchange Act and was composed of the following during 2008:

•	Mr. Abouchar (Committee Chair)

•	Mr. Behrendt;

•	Mr. Bruce Berkoff (former Board member until his retirement from the Board in May 2008);

•	Mr. Hallman;

•	Mr. Ladd; and

•	Mr. Marren.

Mr. Nery was added to the Audit Committee upon joining the Board in February 2009.

Audit Committee Financial Expert

Our Board of Directors has determined that Mr. Abouchar, the Chair of the Audit Committee, is an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K promulgated by the SEC. Mr. Abouchar is also independent as prescribed by NASDAQ and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Exchange Act related to audit committee member independence.

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

Executive Officers

The following table identifies our executive officers as of March 6, 2009, the positions they hold and the year in which they began serving as an executive officer. Officers are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Current Position(s) with Company	Officer Since
Robert G. O’Malley	63	Director, President and Chief Executive Officer	2007
Joseph O’Sullivan	52	Senior Vice President and Chief Operating Officer	2004
Lisa K. Prentice	48	Senior Vice President, Finance, Chief Financial Officer and Secretary	2008
Steve Stark	54	Vice President, Engineering	2005

For biographical information on Mr. O’Malley, see “Board of Directors” above.

Joseph O’Sullivan joined InFocus in September 2004 as Vice President, Global Supply Chain Management and, in mid-2006, Mr. O’Sullivan was appointed Vice President, Global Operations and General Manager Asia Sales. In May 2007, Mr. O’Sullivan became Acting Chief Operating Officer, Vice President Global Operations and General Manager Asia Sales. In November 2007, Mr. O’Sullivan was named Chief Operating Officer. Prior to joining InFocus, Mr. O’Sullivan was a consultant working with Banta Global Turnkey, a global outsourcing company from March 2003 to September 2004. Prior to that, Mr. O’Sullivan held various executive positions at Apple Computer, Inc. from 1988 to 2003 with his final position being Vice President of Asia Operations. Apple Computer designs, manufactures, and markets personal computers and a line of portable digital music players along with related software, services, accessories, and networking solutions.

Lisa K. Prentice joined InFocus on January 17, 2008 as its Senior Vice President, Finance and, on March 7, 2008, was also named as its Corporate Secretary and Treasurer. On March 12, 2008, Ms. Prentice was named Chief Financial Officer. Prior to Joining InFocus, Ms. Prentice served as Chief Financial Officer of PACCESS, a global supply chain solutions provider with primary operations in Asia, since 2001. Prior to PACCESS, Ms. Prentice worked in senior financial management roles at Tektronix, Inc., a provider of test, measurement and monitoring instrumentation, and later at Xerox Corporation, a manufacturer of high-technology document processing products. Ms. Prentice earned a Master’s degree in Business Administration from Portland State University, and a B.S. degree in Business with a concentration in Accounting from the University of Oregon.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our Directors and executive officers and persons who own more than ten percent of the outstanding shares of our common stock (“ten percent shareholders”) to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of shares of our common stock and other equity securities. To our knowledge, based solely on review of the copies of such reports furnished to us or otherwise in our files and on written representations from our Directors, executive officers and ten percent shareholders that no other reports were required, during the fiscal year ended December 31, 2008, our officers, Directors and ten percent shareholders complied with all applicable Section 16(a) filing requirements.

Item 11.	Executive Compensation

Compensation Committee Interlocks and Insider Participation

During 2008, the Compensation Committee of our Board of Directors was composed of:

•	Mr. Behrendt (Committee Chair);

•	Mr. Abouchar;

•	Mr. Bruce Berkoff (former Board member until his retirement from the Board in May 2008);

•	Mr. Hallman;

•	Mr. Ladd; and

•	Mr. Marren.

Mr. Nery was added to the Compensation Committee upon joining the Board in February 2009.

All members of the Compensation Committee are non-employee, outside Directors. Although Mr. O’Malley, our President and Chief Executive Officer, served on our Board of Directors in 2008 while also an employee and participated in compensation discussions, he did not participate in any deliberations or decisions regarding his own compensation. None of our executive officers served as a director or a member of a compensation committee of any other company for which any of our Directors serves as an executive officer.

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

Submitted by the Compensation Committee of the Board of Directors:

Mr. Behrendt (Chair)

Mr. Abouchar

Mr. Hallman

Mr. Ladd

Mr. Marren

Mr. Nery

Director Compensation

The following table summarizes compensation paid to non-employee members of our Board of Directors related to their 2008 service:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Mr. Abouchar	$73,000	$972	$19,748	$—		$93,720
Mr. Behrendt	56,100	1,095	19,748	500	(2)	77,443
Mr. Berkoff(3)	18,750	—	—	—		18,750
Mr. Hallman	66,500	1,095	19,748	—		87,343
Mr. Ladd	65,500	—	18,988	—		84,488
Mr. Marren	51,250	1,095	18,988	—		71,333

(1)	Represents the dollar amount recognized as stock-based compensation expense in the financial statements for 2008 related to restricted stock and stock option awards in accordance with SFAS No. 123R, excluding forfeitures. See Note 13 of Notes to Consolidated Financial Statements included in our Annual Report for the year ended December 31, 2008 for the valuation assumptions and other information related to our stock and option awards during 2008.

(2)	Represents compensation paid to Mr. Behrendt in 2008 related to his service on the board of directors of our 50/50 joint venture, South Mountain Technologies (“SMT”), including attendance and participation in SMT board meetings.

(3)	Mr. Bruce Berkoff ceased to be a Director on May 14, 2008 as he did not stand for reelection at our 2008 Annual Meeting.

Non-employee Directors are reimbursed for their expenses in attending meetings of our Board of Directors. In addition, non-employee Directors receive an annual retainer fee of $28,000 and a $2,500 fee for each Board meeting attended in person and a $500 fee for each telephonic Board meeting attended. Each chair or member of a Board committee receives an additional annual retainer as follows:

•	a $15,000 fee for Audit Committee chair and a $7,500 fee for Audit Committee member;

•	a $10,000 fee for Compensation Committee chair and a $5,000 fee for Compensation Committee member; and

•	a $10,000 fee for Nominating and Corporate Governance Committee chair and a $2,500 fee for Nominating and Corporate Governance Committee member.

Each non-employee Director is granted an option to purchase 30,000 shares of our common stock upon initial election to the Board and an option to purchase 25,000 shares of our common stock for each year of additional service as a Director. Committee chairs also receive an additional option to purchase 1,000 shares of our common stock. Pursuant to our Officer and Director Stock Ownership Program, non-employee Directors also receive restricted stock grants based on a ratio of one share for every two shares of our common stock purchased by them up to a maximum of 5,000 shares per year. We do not pay any additional remuneration to employees who also serve as Directors.

Equity incentive awards outstanding at December 31, 2008 for each non-employee Director were as follows:

Name	Unvested Stock Awards (#)	Option Awards (#)
Mr. Abouchar	5,000	82,000
Mr. Behrendt	5,000	172,000
Mr. Hallman	5,000	172,000
Mr. Ladd	—	80,000
Mr. Marren	5,000	80,000

Compensation Discussion and Analysis

Introduction

In this section, we give an overview and analysis of our compensation programs and policies, the material compensation decisions we have made under those programs and policies, and the material factors that we considered in making those decisions. Under the heading “Executive Compensation Summary Information” below, you will find a series of tables containing specific information about the compensation earned or paid in 2008 to the individuals named in the Summary Compensation Table, whom we refer to as our named executive officers, or NEOs.

The discussion below is intended to help you understand the detailed information provided in those tables and put that information into context within our overall compensation program.

Compensation Philosophy and Policies

Our general philosophy is to structure executive officer compensation to attract, motivate and retain senior management by providing an opportunity for competitive compensation based on market rates and the Company’s performance. Our compensation philosophy is designed to be competitive with comparable employers and to align management’s incentives with the long-term interests of our stockholders. We compensate our senior management through a mix of base salary and incentive pay. Incentive pay includes annual bonus plans and a mix of short-term and long-term stock-based incentive opportunities. Annual bonus plans are generally designed to reward both company-wide performance and department-specific performance by tying payouts to pre-approved operating income goals and departmental financial or measurable operational objectives. In 2008, however, in view of our focus on returning to profitability, payouts were tied only to company-wide operating income goals. Short-term and long-term stock-based incentive opportunities include grants of options to purchase our common stock in the future and grants of restricted stock. It is also the policy of the Compensation Committee of our Board of Directors (the “Compensation Committee”) that, to the extent possible, compensation will be structured so that it meets the “performance-based” criteria as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended, and therefore is not subject to federal income tax deduction limitations. The Compensation Committee has the right to waive pre-established performance criteria in granting awards.

The Compensation Committee has been assigned the responsibility by the Board of Directors for setting compensation for our executives and acts as the plan administrator of our stock-based compensation plans. On an annual basis, the Compensation Committee reviews and evaluates the performance of the Chief Executive Officer (“CEO”) relative to the Board’s approved goals and objectives. Based on this evaluation, the Compensation Committee sets the CEO’s annual compensation including salary, bonus and long-term stock-based compensation. The Compensation Committee also reviews and approves the evaluation process and compensation structure under which compensation is paid or awarded to our other executive officers. The roles and responsibilities of the Compensation Committee are defined in its charter, which is available on our corporate website at www.infocus.com.

Elements and Objectives of our Compensation Program

The elements of our 2008 target overall executive compensation program included: annual base pay, Executive Bonus plan and stock-based compensation. The objective of the compensation program was to provide a mix of stable and consistent income (annual base pay) as well as income that has substantial risk and reward opportunities tied to our financial performance (annual Executive Bonus plan and stock-based compensation). The annual base pay and bonus plans represent the short-term elements of our compensation program and are designed to balance the stability of base pay with short-term, at risk bonus elements. Bonus plan payments are tied to company performance, with potential for considerable increase in total compensation as well as substantial risk of forfeiture.

In contrast, the remaining stock-based compensation plans represent long-term incentive programs, designed to retain high-quality executives and to inspire their continuing efforts to improve corporate financial results and shareholder value. Our philosophy is that key decision-makers whose actions and performance are critical to the long-term success of our company should have a meaningful portion of their total target compensation linked to our success in meeting our long-term performance objectives and increasing shareholder value. The NEOs have more of their total compensation leveraged within the long-term programs than other members of senior management. The Compensation Committee believes the NEOs have more ability to influence our performance and thus should have a higher portion of their total compensation “at risk,” with the potential not only for higher growth opportunities, but also greater risk if performance goals are not met.

The process used in establishing overall target compensation for our NEOs is similar to the process used to establish total target compensation for our entire employee base. Our main data source and tool in setting target compensation for our NEOs is participating in and reviewing the results of Radford’s

Compensation Surveys conducted by Radford Associates and evaluating compensation in relation to comparable positions in the target geographic region. In determining appropriate comparable data, we use the survey results that compare compensation data for companies with revenue between $200 million and $1.0 billion, regardless of the industry. We review companies with revenue ranges that are comparable to ours regardless of the industry because we are committed to providing compensation and benefit programs that are competitive both within our industry as well as with other relevant organizations we compete with for qualified employees. Senior management and our human resource department utilize Radford’s Compensation Survey and collaborate to make compensation recommendations to the Compensation Committee. Management analyzes the range of salaries paid by companies nation-wide for each specific comparable executive position, and uses a range of the 50th to 60th percentile as a guideline for assigning total compensation. The Compensation Committee chose to use the 50th to 60th percentile range as the guideline for setting executive compensation because we feel up to a 10% premium to market average supports our goal of attracting qualified senior management and allows for future compensation growth opportunities. In addition to the Radford survey, other factors, such as previous experience, are taken into consideration when determining compensation recommendations.

Annual Base Salary

Our goal in establishing annual base salary levels is to provide our senior management with a level of assured cash compensation that would normally accompany their professional status and accomplishments. The annual base salary for all our NEOs, and any increases to annual base salary established during the year, was set in accordance with the guidelines discussed above.

Annual Bonus Plans for 2008

Executive Bonus Plan

We believe a significant portion of an executive’s compensation should be variable, or “at risk,” in order to help drive the desired annual financial results. The 2008 Executive Bonus Plan (the “Bonus Plan”) is the vehicle through which this variable pay opportunity was established in 2008. The Compensation Committee annually reviews and approves the financial goals on which the Bonus Plan is based. While our standard practice is to award cash bonuses based upon company and individual/team performance objectives, in view of our focus on operating profitability in 2008, bonuses for our NEOs were based solely upon the company achieving the overall targeted financial objectives by the end of that period. The percentage of compensation “at risk” under this plan is higher for the more senior officers, in recognition of the fact that they have a greater role in influencing the direction and outcome of corporate objectives. The Compensation Committee sets the targets for achieving the bonus at a level that is attainable but still requires significant improvement to the relative operating results. In 2008 the targets were not achieved and the bonuses were not earned.

The Executive Bonus Plan provides for the payment of executive officer bonuses based on achievement of corporate adjusted operating income targets. The Compensation Committee chose adjusted operating income as the financial measure to tie the executive’s incentive bonus to the operations of the business most in their control. The operating income goals are generally approved by the Board of Directors at the beginning of each year based on the operational and financial plan prepared by management. However, due to the desire to create a more aligned sense of urgency and timeliness, the 2008 goals were established in February 2008 and set to be paid quarterly in Q1 and Q2 of 2008. Infrequent or unusual adjustments such as restructuring charges, asset impairments or one-time gains and losses were excluded from operating income in both establishing targets and measuring results. The 2008 annual operating income goal was set at a level that required significant improvement in our performance relative to 2007.

Generally, the percentage of the target bonus to be paid out is adjusted according to the percentage achievement of the applicable goals and objectives. Over achievement or under achievement of the goal could result in increased or decreased payment amounts on a prorated basis. More than 100% of the target bonus may be paid out if more than 100% of the adjusted operating income target is achieved. The adjusted operating income target has to be met at the 50% level or greater for the executive officers to receive any payments under the Bonus Plan. Provided the minimum adjusted operating income target

(50%) is achieved, the target bonus attributable to individual/team results is determined based on performance against those specific goals, but is capped at 150% of the target amount. If the corporate adjusted operating income is between 50% and 125%, the target bonus payout amount is prorated. Any payments to the CEO, CFO, COO and other Vice Presidents under the Bonus Plan occur following the end of the fiscal year based on the audited annual financial statements. Payments to all other executives are typically made quarterly based on achieving quarterly operating income targets and individual/team objectives. For all executives of the Company who are Corporate Officers, 100% of their bonus is based upon the achievement of the annual adjusted operating income goal because we believe these positions have the most influence on the financial success of the company and, therefore, their bonuses should be based entirely on achievement of our financial goals. For other non-Corporate Officer eligible executives and employees, the percent of their bonus that is dependent on achievement of the operating income goals and achievement of the executive’s or employee’s individual/team goals are determined annually.

In a meeting held on February 12, 2008, the Compensation Committee approved the Bonus Plan for 2008. Target bonuses for 2008 under the Bonus Plan were 50% and 45% of annual base salary for Chief Executive Officer and Senior Vice Presidents/Vice Presidents, respectively. In 2008, no amounts were earned or paid under the Bonus Plan.

Stock Option Awards for 2008

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

In consultation with Watson Wyatt, a global compensation consulting firm, in December 2005, we articulated the objectives of our long-term equity incentive program and analyzed the effectiveness of our equity compensation programs in light of those objectives. We view our equity compensation programs as (i) a tool for competitive positioning, retention, and linkage of executive compensation to long-term share price movement, and (ii) a means by which to minimize compensation expense and cash impact to the Company compared to the value delivered to the executive. We determined that, despite the change in accounting treatment, stock options best meet the objectives of our long-term incentive program. We also concluded that a mix of time-based vesting and performance-based vesting was the most effective method for creating the desired results for our long-term equity incentive program.

Each year, the Compensation Committee reviews the total stock pool available for option grants. Executive stock options are approved by the Compensation Committee at an exercise price equal to the closing price of our common stock on the NASDAQ Global Market on the date of grant. The effective date of all option grants to executives is the date the Compensation Committee approves such grants, unless a future date is so designated by the Compensation Committee. We do not have a practice of timing stock option grants to our executives in coordination with the release of nonpublic information. The Compensation Committee’s schedule for meetings is determined in advance in conjunction with our quarterly Board of Directors meetings. These meetings are typically scheduled after our quarterly earnings announcements. The proximity of any awards to other market events is coincidental.

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

The 2008 stock option grants were approved by the Compensation Committee in a meeting on February 12, 2008 and the Compensation Committee determined the grant date of the options would be February 12, 2008. A total of 165,000 options were granted to our executive officers. Each of the options has a term of five (5) years and becomes exercisable as to 25% of the total shares one year from the date of grant and as to an additional 1/48th of the total shares each month thereafter, subject to the executive’s continuous employment following the date of grant.

Additionally, on January 21, 2008, in connection with the hiring of our new Chief Financial Officer, we issued an option exercisable for 150,000 shares of our common stock. The option has a term of seven years and vests as to 25% of the total on the first anniversary of the grant date and as to an additional 1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

The option agreements pursuant to which awards were granted contain an accelerated vesting provision triggered if the officer involuntarily loses his/her job, or voluntarily resigns due to a significant change in job responsibilities, within 12 months of a change-in-control.

See the table captioned “Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2008” for a detailed summary of the stock options granted to the NEOs during 2008.

Restricted Stock Awards for 2008

Our Stock Incentive Plan provides for the granting of restricted stock to officers, employees and consultants including non-employee board members. Restricted stock grants to executive officers are another form of equity compensation that we use periodically to better align the interests of senior management with the short-term and long-term objectives of our shareholders.

On January 21, 2008, in connection with the hiring of our new Chief Financial Officer, we issued 100,000 shares of restricted stock, which vest as to 25% of the total on the first anniversary of the grant date and as to an additional 1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

The agreement pursuant to which this award was granted contains an accelerated vesting provision triggered if the officer involuntarily loses his/her job, or voluntarily resigns due to a significant change in job responsibilities, within 12 months of a change-in-control.

In addition, we have an Officer and Director Stock Ownership Program designed to increase the level of stock ownership in the company and to foster and promote long-term financial success of the company by attracting and retaining outstanding executive leadership. This program contains a matching provision in which we issue one share of company stock for every two shares of company stock (rounded up to the nearest whole share) purchased by the officer or Director up to a maximum of 5,000 shares each year. The term “purchase” means any acquisition pursuant to the exercise of any stock option awarded under one or more of our stock option or incentive plans, or any open market purchase that has been pre-approved by the Compliance Officer. The purchased shares are referred to as “matched shares.” Each share of restricted stock granted under this program vests at the end of the three-year period commencing on the date the officer or Director makes the qualifying purchase, provided that the participant has maintained continuous service as an elected or appointed officer or Director throughout the three-year period and the participant continues to hold the matched shares. No shares were issued pursuant to this plan to the NEOs during 2008 and 15,000 shares were issued to Directors.

See the table captioned “Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2008” for a detailed summary of all restricted stock awarded to the NEOs during 2008.

Stock Option Change-in-Control Agreements

The stock option agreements of all executive officers provide that all options held that were granted prior to December 31, 2005 shall become immediately exercisable, without regard to any contingent vesting provision to which such option may otherwise be subject, in the event of the occurrence of a change-in-control. Vesting acceleration, if any, of options granted on or after January 1, 2006, is determined by the Compensation Committee in granting each particular option. The stock option agreements for options granted to our executive officers in 2008 contain a “double trigger” accelerated vesting provision that provides for acceleration of vesting if the officer involuntarily loses his/her job, or voluntarily resigns due to significant change in job responsibilities or other “good reason”, within 12 months of a change-in-control. In addition, except for the restricted shares granted to Mr. O’Malley and Mrs. Prentice as part of their employment agreements, any unvested restricted stock will become fully vested immediately prior to the consummation of a change-in-control. The restricted shares granted to Mr. O’Malley and Mrs. Prentice upon joining the Company will fully vest if a change-in-control transaction is completed during the vesting period in which the Company is acquired for a price equal to or above $4.00 per share.

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

For all NEOs the amount of severance payable under the Executive Plan is 12 months of salary continuation. In addition to salary continuation, the executives receive a lump sum payment covering the cost of continuing the executive’s health insurance during the period of salary continuation, as well as outplacement services for the salary continuation period. The amount of severance pay is subject to reduction in the event any portion of the payment would be subject to the excise tax imposed pursuant to Rule 280(g) promulgated under the Internal Revenue Code.

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

Perquisites and Other Benefits

Annually, we review any perquisites that senior management receives. The primary perquisites for executive level positions are reimbursements of certain expenses (e.g. tax preparation, annual physicals). We believe that access to tax preparation assistance helps maximize the net financial reward to the NEO of the compensation they receive. The amounts related to tax preparation and annual physicals were de minimis in 2008. In addition, to the extent we have executives who are on assignment in a country other than their home country, they are provided housing and other benefits similar to those typically allotted to an expatriate. In the case of Mr. O’Sullivan, who is currently located in our Singapore office, he receives a monthly allowance to be used for housing, living and transportation expenses. In 2008, Mr. O’Sullivan received allowances of $82,988 for housing and living expenses and $29,635 for transportation expenses.

Executive Compensation Summary Information

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our (i) Principal Executive Officer (“PEO”); (ii) our Principal Financial Officer (“PFO”); (iii) two additional highly compensated executive officers, other than our PEO and PFO, who were serving as executive officers at the end of the last completed fiscal year and whose total compensation was greater than $100,000; and (iv) one additional person who served as our PFO during 2008 (herein referred to as the “named executive officers” or “NEOs”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)(2)	Total ($)
Robert G. O’Malley(3) President and CEO	2008 2007 2006	$395,000 91,154 —	$98,750 85,000 —	$128,734 32,626 —	$101,182 25,710 —	$	— — —	$119,859 22,780 —	$843,525 257,270 —
Lisa K. Prentice(4) Senior Vice President, Finance, Chief Financial Officer and Secretary	2008 2007 2006	240,000 — —	— — —	37,074 — —	29,079 — —		— — —	7,753 — —	313,906 — —
Joseph O’Sullivan Vice President of Global Operations, General Manager Asia Sales and Acting COO	2008 2007 2006	308,241 297,298 245,533	— — —	95,339 208,979 31,964	67,503 49,289 34,490		— 66,892 —	112,623 108,625 83,319	583,706 731,083 395,306
Steve Stark Vice President, Engineering	2008 2007 2006	240,000 226,731 210,000	— — —	44,961 68,836 —	46,472 27,252 22,129		— 54,000 —	9,005 7,670 8,905	340,438 384,489 241,034
Mark H. Perry(5) Former Interim Chief Financial Officer	2008 2007 2006	85,853 185,539 —	— — —	— — —	— — —		— — —	— 49,939 —	85,853 235,478 —

(1)	Represents the value of stock compensation expense recognized in our 2008 financial statements for restricted stock and stock options in accordance with SFAS No. 123R, excluding forfeitures. See Note 13 of Notes to Consolidated Financial Statements included in our Annual Report for the year ended December 31, 2008 for the valuation assumptions and other information related to our stock and option awards during 2008.

(2)	All Other Compensation in 2008 included the following:

Name	Insurance Premiums	401(k) Match	Foreign Service Assignment Compensation	Relocation	Total
Robert G. O’Malley	$5,483	$6,000	$—	$108,376	$119,859
Lisa K. Prentice	1,753	6,000	—	—	7,753
Joseph O’Sullivan	—	—	112,623	—	112,623
Steve Stark	3,005	6,000	—	—	9,005
Mark H. Perry	—	—	—	—	—

(3)	Mr. O’Malley’s employment with InFocus began October 1, 2007. Mr. O’Malley’s 2007 bonus represents a signing bonus upon joining InFocus and his 2008 bonus represents a guaranteed bonus following six months continuous employment.

(4)	Ms. Prentice’s employment with InFocus began on January 17, 2008.

(5)	Mr. Perry’s employment with InFocus began on June 29, 2007 and terminated on March 18, 2008 upon the hiring of a permanent CFO and filing of the 2007 Form 10-K.

Grants of Plan-Based Awards for the Fiscal Year Ended December 31, 2008

	Estimated Future Payouts Under Non-Equity Incentive Plan Awards					Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)		All Other Option Awards: Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Robert G. O’Malley	02/12/08	$98,750	$197,500	$296,250	(4)	—	—	—	—		—		$—	$—
Lisa K. Prentice	01/21/08 01/21/08 02/12/08	— — 54,000	— — 108,000	— — 162,000	(4)	— — —	— — —	— — —	— 100,000 —	(2)	150,000 — —	(1)	1.57 — —	116,250 157,000 —
Joseph O’Sullivan	02/12/08 02/12/08	— 69,354	— 138,709	— 208,063	(4)	— —	— —	— —	— —		90,000 —	(3)	1.69 —	64,053 —
Steve Stark	02/12/08 02/12/08	— 54,000	— 108,000	— 162,000	(4)	— —	— —	— —	— —		75,000 —	(3)	1.69 —	53,378 —
Mark H. Perry	—	—	—	—		—	—	—	—		—		—	—

(1)	This award vests as to 25% of the total on the first anniversary of the grant date and as to an additional 1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date. This option award expires seven years after the grant date.

(2)	This award vests as to 25% of the total on the first anniversary of the grant date and as to an additional 1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date.

(3)	This award vests as to 25% of the total on the first anniversary of the grant date and as to an additional 1/48 of the total each month thereafter, with full vesting occurring on the fourth anniversary of the grant date. This option award expires five years after the grant date.

(4)	The performance targets pursuant to the 2008 Executive Bonus Plan were not met at the threshold level and, accordingly, no amounts were earned under the 2008 Executive Bonus Plan. Refer to the Compensation Discussion and Analysis included above for further details on performance conditions required.

Outstanding Equity Awards at Fiscal Year-End as of December 31, 2008

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($/Sh)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock that Have Not Vested ($)
Robert G. O’Malley	156,250	343,750	(1)	$1.70	09/29/14	—		$—
	—	—		—	—	206,250	(1)	162,731
	—	—		—	—	5,000	(2)	3,975
Lisa K. Prentice	—	150,000	(9)	1.57	01/21/15	—	(3)	—
	—	—		—	—	100,000	(4)	78,900
Joseph O’Sullivan	—	90,000	(10)	1.69	02/12/13	—		—
	29,688	45,312	(5)	2.46	05/31/12	—		—
	30,000	—		6.90	10/27/09	—		—
	30,000	—		6.53	02/17/10	—		—
	22,396	2,604	(6)	3.50	05/03/10	—		—
	29,250	750	(7)	3.95	01/03/11	—		—
	—	—		—	—	15,000	(8)	11,835
Steve Stark	—	75,000	(10)	1.69	02/28/13	—		—
	19,792	30,208	(5)	2.46	05/31/12	—		—
	187	—		8.44	03/26/09	—		—
	900	—		19.56	07/16/09	—		—
	12,188	2,812	(6)	3.50	09/13/10	—		—
	19,500	500	(7)	3.95	01/03/11	—		—
	1,250	—		17.28	02/25/12	—		—
	500	—		21.06	02/24/11	—		—
	3,000	—		21.81	01/24/11	—		—
	1,200	—		42.00	10/18/10	—		—
	1,500	—		16.12	07/18/11	—		—
	2,000	—		18.51	01/24/12	—		—
	2,000	—		12.88	04/19/12	—		—
	2,000	—		8.28	07/27/09	—		—
	4,500	—		6.48	12/07/09	—		—
	1,000	—		28.00	02/25/10	—		—
Mark H. Perry	—	—		—	—	—		—

(1)

This award vests as to 25% of the shares covered on the first anniversary of the grant date and 1/48th per month thereafter over the remaining three years, with full vesting occurring on September 29, 2011.

(2)	This award was granted pursuant to our Officer and Director Stock Ownership Program and vests fully at the end of the three-year period commencing on the date the officer or Director makes the qualifying purchase, provided that the participant has maintained continuous service as an elected or appointed officer or Director throughout the three-year period and the participant continues to hold the matched shares.

(3)

This award vests as to 25% of the shares covered on the first anniversary of the grant date and 1/48th per month thereafter over the remaining three years, with full vesting occurring on January 21, 2012.

(4)

This award vests as to 25% of the shares covered on the first anniversary of the grant date and 1/48th per month thereafter over the remaining three years, with full vesting occurring on January 21, 2012.

(5)

This option award vests as to 25% of the total shares on the first anniversary of the grant date and 1/48th per month thereafter over the remaining three years, with full vesting occurring on May 31, 2011.

(6)	This option vests as to 2.08% of the total shares covered by this grant per month with full vesting occurring on September 13, 2009.

(7)	This option vested as to 40% of the total shares covered on January 3, 2007 and then as to 2.5% of the total shares covered at the end of each following month, with full vesting occurring on January 3, 2009.

(8)	This award vested as to 1/3rd of the total on February 3, 2008 and will vest as to an additional 1/3rd of the total on each of February 3, 2009 and 2010.

(9)

This option vests as to 25% of the shares covered on the first anniversary of the grant date and 1/48th per month thereafter over the remaining three years, with full vesting occurring on January 21, 2012.

(10)

This option vests as to 25% of the shares covered on the first anniversary of the grant date and 1/48th per month thereafter over the remaining three years, with full vesting occurring on February 12, 2012.

Option Exercises and Stock Vested for the Year Ended December 31, 2008

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Robert G. O’Malley	—	—	93,750	$116,938
Lisa K. Prentice	—	—	—	—
Joseph O’Sullivan	—	—	60,000	98,700
Steve Stark	—	—	42,500	71,175
Mark H. Perry	—	—	—	—

Potential Payments on Termination or Change-in-Control

The Executive Plan governs payments to executives in the event of termination without cause or in connection with a change-in-control. Under the Executive Plan, all NEOs receive the amount of severance equivalent to 12 months of salary continuation. In addition to salary continuation, the executives receive a lump sum payment covering the cost of continuing the executive’s health insurance during the period of salary continuation as well as outplacement services.

The stock option agreements of all executive officers provide that all options held that were granted before December 31, 2005 shall become immediately exercisable, without regard to any contingent vesting provision to which such option may otherwise be subject, in the event of a change-in-control. Vesting acceleration, if any, of options granted on or after January 1, 2006, is determined by the Compensation Committee in granting each particular option. The stock option agreements for options granted to our executive officers in 2007 and 2008 contain a “double trigger” accelerated vesting provision that provides for acceleration of vesting if the officer involuntarily loses his/her job, or voluntarily resigns due to significant change in job responsibilities or other “good reason” within 12 months of a change-in-control.

The stock options granted to Mr. O’Malley and Mrs. Prentice as part of their employment agreements include the same “double trigger” acceleration of vesting provisions, provided that 25% of the total shares will vest if the conditions are met during the first year of employment, 66% of the total shares will vest if the conditions are met in during the second year of employment and 100% of the total shares will vest if the conditions are met in the third year of employment. In addition, except for the restricted shares granted to Mr. O’Malley and Mrs. Prentice as part of their employment agreements, any unvested restricted stock will become fully vested immediately prior to the consummation of a change-in-control. The restricted shares granted to Mr. O’Malley and Mrs. Prentice upon joining the Company will fully vest if a change-in-control transaction is completed during the vesting period in which the Company is acquired for a price equal to or above $4.00 per share.

The following table provides quantitative disclosure of payouts to NEOs assuming a change-in-control and associated triggering events occurred on December 31, 2008 and the price per share of our common stock is the closing market price on that date.

Name	Severance Payments	Severance Related Benefits	Market Value of Stock Awards	Intrinsic Value of Stock Options that Would Vest(1)	NonEquity Incentive Plan Awards	Total
Robert G. O’Malley	$395,000	$25,423	$166,676	$—	$—	$587,099
Lisa K. Prentice	260,000	31,827	78,900	—	—	370,727
Joseph O’Sullivan	284,764	31,827	11,835	—	—	328,426
Steve Stark	240,000	31,827	—	—	—	271,827

(1)	All unvested options outstanding at December 31, 2008 had an exercise price that was greater than the fair market value of our common stock on December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Securities Authorized for Issuance

The following table summarizes equity securities authorized for issuance with respect to compensation plans as of December 31, 2008:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	3,524,667	$3.66	1,462,811
Equity compensation plans not approved by shareholders	—	—	—

Total	3,524,667	$3.66	1,462,811

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 6, 2009, certain information furnished to us with respect to ownership of our common stock of (i) each Director, (ii) the “named executive officers” (as defined under “Executive Compensation Summary Information”), (iii) all persons known by us to be beneficial owners of more than 5% of our common stock, and (iv) all current executive officers and Directors as a group.

	Common Stock (1)
Shareholder	Number of Shares (2)	Percent of Shares Outstanding
Nery Capital Partners, L.P. (3) Michael A. Nery 263 Stratford Road Asheville, NC 28804	4,966,852	12.2%
Renaissance Technologies Corp.(4) 800 Third Avenue New York, NY 10022	3,045,300	7.5%
Dimensional Fund Advisors LP (5) Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	3,008,763	7.4%
Royce & Associates, LLC (6) 1414 Avenue of the Americas New York, NY 10019	2,588,935	6.4%
Wells Fargo & Company (7) 420 Montgomery Street San Francisco, CA 94104	2,465,700	6.1%
Lloyd I. Miller, III (8) 4550 Gordon Drive Naples, FL 34102	2,124,071	5.2%
Michael A. Nery (3)	4,966,852	12.2%
Robert G. O’Malley	341,667	*
Robert B. Ladd (9)	336,137	*
Joseph O’Sullivan	317,488	*
Michael R. Hallman	242,000	*
Peter D. Behrendt	227,757	*
Steve Stark	132,902	*
Bernard T. Marren	120,000	*
John D. Abouchar	102,000	*
Lisa K. Prentice	78,125	*
Mark Perry	—	—
All current executive officers and Directors as a group (11 persons)	6,864,928	16.4%

*	Less than one percent

(1)	Applicable percentage of ownership is based on 40,669,516 shares of common stock outstanding as of March 6, 2009 together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of common stock subject to options currently exercisable or exercisable within 60 days after March 6, 2009 are deemed outstanding for computing the percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage of any other person. The beneficial owner has sole voting and investment powers with respect to such shares unless otherwise noted.

(2)	Includes shares of common stock subject to options exercisable within 60 days after March 6, 2009 and shares of restricted stock that will vest within 60 days of March 6, 2009 as follows:

Name	Number of Options	Restricted Shares
Robert B. Ladd	80,000	—
Michael R. Hallman	172,000	—
Peter D. Behrendt	172,000	—
Steve Stark	99,309	—
Robert G. O’Malley	197,917	12,500
Joseph O’Sullivan	177,188	—
Bernard T. Marren	80,000	—
John D. Abouchar	82,000	—
Lisa K. Prentice	46,875	4,167
Mark Perry	—	—
All current executive officers and Directors as a group	1,107,289	16,667

(3)	Information obtained from Schedule 13D/A dated January 5, 2009 filed by Nery Capital Partners, L.P. (“Nery Capital”). Nery Asset Management, as the investment advisor of Nery Capital, may be deemed to beneficially own the 4,966,852 shares owned by Nery Capital. Nery Capital Management, as the general partner of Nery Capital, may be deemed to beneficially own the 4,966,852 shares owned by Nery Capital. Mr. Nery, as manager of each Nery Asset Management and Nery Capital Management, may be deemed to beneficially own the 4,966,852 shares owned by Nery Capital. Each of Nery Asset Management, Nery Capital Management and Mr. Nery disclaims beneficial ownership of the shares beneficially owned by Nery Capital, except to the extent of their pecuniary interest therein.

(4)	Information obtained from Schedule 13G/A dated February 12, 2009 filed by Renaissance Technologies Corp. (“RTC”), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940. Mr. James Simons, due to his position as control person of RTC, is deemed to be the beneficial owner of all 3,045,300 shares. RTC and Mr. Simons have sole voting and dispositive power with respect to all 3,045,300 shares.

(5)	Information obtained from Schedule 13G/A dated February 9, 2009 filed by Dimensional Fund Advisors LP. (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940. Dimensional has sole voting power with respect to 3,003,461 shares and sole dispositive power with respect to all 3,008,763 shares.

(6)	Information obtained from Schedule 13G/A dated January 26, 2009 filed by Royce & Associates, LLC (“Royce”), an investment advisor registered under Section 203 of the Investment Advisers Act of 1940. Royce has sole voting and dispositive power with respect to all 2,588,935 shares

(7)	Information obtained from Schedule 13G/A dated January 29, 2009 filed by Wells Fargo & Company (“Wells Fargo”), a parent holding company. One entity, Wells Capital Management Incorporated, an investment advisor registered under Section 203 of the Investment Advisers Act of 1940, is deemed to be the beneficial owner of 2,353,200 of the shares and has sole dispositive power, but no voting power with respect to these shares. Wells Fargo has sole voting power with respect to 1,908,400 of the shares and sole dispositive power with respect to all 2,465,700 shares.

(8)	Information obtained from Schedule 13D dated November 19, 2008 filed by Lloyd I. Miller, III (“Lloyd Miller”). The shares held by Lloyd Miller are held in various trusts for the benefit of certain of his family members. Lloyd Miller has sole voting and dispositive power with respect to 609,765 shares and shared voting and dispositive power with respect to the remaining 1,514,306 shares.

(9)	These shares are held by Laddcap Value Partners LP. Mr. Ladd may be deemed a beneficial owner of these shares as he is the Managing Member of Laddcap Value Associates LLC, which serves as General Partner of Laddcap Value Partners LP.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Director Independence

The Board of Directors has determined that Messrs. Abouchar, Behrendt, Hallman, Ladd, Marren and Nery are each an “independent director” under Nasdaq Global Market Marketplace Rule 4200(a)(15). The Board of Directors has also determined that each member of the three committees of the Board of Directors meets the independence requirements applicable to those committees prescribed by NASDAQ and the Securities and Exchange Commission, including Rule 10A-3(b)(1) under the Securities Exchange Act of 1934 (the “Exchange Act”) related to audit committee member independence.

In February 2004, the Board of Directors designated Mr. Hallman as the Lead Independent Director pursuant to the InFocus Corporate Governance Policies. The Lead Independent Director may periodically help schedule or conduct separate meetings of the independent Directors and perform such other duties as may be determined by the Board of Directors.

Certain Relationships and Related Transactions

It is our policy, as set forth in our Code of Conduct and our Audit Committee Charter, that officers and Directors disclose and obtain advance approval from the Audit Committee for any situation involving a transaction with the Company where an officer or Director could potentially have a personal interest, including any transaction that would require disclosure under Item 404 of Regulation S-K. Directors must also excuse themselves from participation in any decision in which a personal interest may be involved. There were no such transactions disclosed to, or reviewed by, the Audit Committee during 2008.

Item 14.	Principal Accountant Fees and Services

Fees Paid to KPMG LLP Related to 2008 and 2007

	2008	2007
Audit Fees(1)	$980,000	$1,125,000
Audit Related Fees(2)	16,000	382,000
Tax Fees(3)	288,810	234,000

	$1,284,810	$1,741,000

(1)	Represents the audits of the consolidated financial statements, internal controls over financial reporting, quarterly reviews and statutory audits of foreign subsidiaries.

(2)	Principally represents the audit of an employee benefit plan in both 2008 and 2007 and work performed related to the strategic alternatives process in 2007.

(3)	Principally represents various forms of tax compliance assistance, both foreign and domestic.

Pre-Approval Policies

All audit and non-audit services performed by KPMG LLP, and all audit services performed by other independent registered public accountants, must be pre-approved by the Audit Committee or the Audit Committee Chair. These services include, but are not limited to, the annual financial statement audits, the audits of internal controls over financial reporting, statutory audits of our foreign subsidiaries, audits of employee benefit plans, tax compliance assistance, tax consulting and assistance with executing our strategic alternatives process. KPMG LLP may not perform any prohibited services as defined by the Sarbanes-Oxley Act of 2002 including, but not limited to, any bookkeeping or related services, information systems consulting, internal audit outsourcing, legal services and management or human resources functions. All of the services disclosed above under “Audit Related Fees” or “Tax Fees” were approved by the Audit Committee pursuant to the pre-approval policies.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit No.

3.1	1990 Restated Articles of Incorporation, as Amended. Incorporated by reference to Exhibit 3.1 to form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.2	Amendment to 1990 Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.3	Amendments to 1990 Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.4	1997 Restated Bylaws. Incorporated by reference to Exhibit 3.4 to form 8-K dated June 23, 2000 as filed with the Securities and Exchange Commission on July 7, 2000.

3.5	Amendment to 1997 Restated Bylaws. Incorporated by reference to Exhibit 3.5 to Form 8-K dated June 23, 2000, as filed with the Securities and Exchange Commission on July 7, 2000.

3.6	Amendment to 1997 Restated Bylaws. Incorporated by reference to Exhibit 3.6 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

3.7	Amendment to 1997 Restated Bylaws. Incorporated by reference to Exhibit 3.7 to Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 10, 2004.

3.8	Amendment to 1997 Restated Bylaws. Incorporated by reference to Exhibit 3.1 to Form 8-K dated June 7, 2007, as filed with the Securities and Exchange Commission on June 7, 2007.

3.9	Amendment to 1997 Restated Bylaws. Incorporated by reference to Exhibit 3.1 to Form 8-K dated January 6, 2009, as filed with the Securities and Exchange Commission on January 8, 2009.

4.1	See Article VII of Exhibit 3.1

4.2	Rights Agreement, dated as of January 7, 2009, between InFocus Corporation and Mellon Investor Services LLC, as Rights Agent. Incorporated by reference to Exhibit 4.1 to Form 8-K dated January 6, 2009, as filed with the Securities and Exchange Commission on January 8, 2009.

10.1*	Amendment No. 5 to 1988 Combination Stock Option Plan. Incorporated by reference to Exhibit 4.2 to Form S-8 (Commission File No. 33-47449), as filed with the Securities and Exchange Commission on April 24, 1992.

Exhibit No.

10.2*	Amendment No. 6 to 1988 Combination Stock Option Plan. Incorporated by reference to Exhibit 10.3 to
Form 10-K for the year ended December 31, 1992, as filed with the Securities and Exchange Commission on March 31, 1993.

10.3*	Amendment No. 7 to 1988 Combination Stock Option Plan. Incorporated by reference to Exhibit 10.4 to
Form 10-K for the year ended December 31, 1994, as filed with the Securities and Exchange Commission on March 16, 1995.

10.4*	Amendment No. 8 to 1988 Combination Stock Option Plan. Incorporated by reference to Exhibit 4.1.1 to Form S-8 (Commission File No. 333-15235) as filed with the Securities and Exchange Commission on October 31, 1996.

10.5*	Amendment No. 9 to 1988 Combination Stock Option Plan. Incorporated by reference to Exhibit 10.6 to
Form 10-K for the year ended December 31, 1996, as filed with the Securities and Exchange Commission on March 14, 1997.

10.6*	1998 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to Form 10-Q for the quarter ended March 31, 1998, as filed with the Securities and Exchange Commission on May 12, 1998.

10.7*	First Amendment to 1998 Stock Incentive Plan. Incorporated by reference to Exhibit 99.2 to InFocus’ Registration Statement on Form S-8 (Commission File No. 333-41012), as filed with the Securities and Exchange Commission on July 7, 2000.

10.8*	Second Amendment to 1998 Stock Incentive Plan. Incorporated by reference to Exhibit 99.3 to InFocus’ Registration Statement on Form S-8 (Commission File No. 333-41012), as filed with the Securities and Exchange Commission on July 7, 2000.

10.9*	Third Amendment to 1998 Stock Incentive Plan. Incorporated by reference to Exhibit 4.4 to Form S-8 (Commission File No. 333-105800), as filed with the Securities and Exchange Commission on June 3, 2003.

10.10*	Amendment to 1998 Stock Incentive Plan. Incorporated by reference to Exhibit 10 to Form 8-K filed with the Securities and Exchange Commission on January 9, 2006.

10.11*	2005 Stock Option Acceleration. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

10.12*	Form of Incentive Stock Option Agreement. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.13*	Form of Non-Qualified Stock Option Agreement. Incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.14*	2008 Executive Bonus Plan and Stock Option Awards for 2008. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 19, 2008.

10.15*	Officer and Director Stock Ownership Program, effective April 22, 1998, as amended January 22, 1999 and October 18, 2000. Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.16*	Form of Restricted Stock Agreement. Incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.17*	Directors’ Stock Option Plan. Incorporated by reference to Exhibit 4.3 to InFocus’ Registration Statement on Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.18*	Amendment No. 1 to Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.8 to Form 10-K for the year ended December 31, 1995, as filed with the Securities and Exchange Commission on March 14, 1996.

Exhibit No.

10.19*	Amendment No. 2 to Directors’ Stock Option Plan. Incorporated by reference to Exhibit 4.2.2 to Form S-8 (Commission File No. 333-15235), as filed with the Securities and Exchange Commission on October 31, 1996.

10.20*	Amendment No. 3 to Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.21*	Amendment No. 4 to Directors’ Stock Option Plan. Incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.22*	Form of Directors’ Stock Option Agreement. Incorporated by reference to Exhibit 4.3.1 to Form S-8 (Commission File No. 33-57488), as filed with the Securities and Exchange Commission on January 26, 1993.

10.23*	2006 Restated Corporate Executive Severance Pay Plan and Summary Plan Description. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006.

10.24*	Amendment to Non-employee Director Stock Option Package. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 19, 2006.

10.25	Commercial Lease Agreement for the Company’s facilities in Wilsonville, Oregon, dated January 1999, by and between Mentor Graphics Corporation and InFocus Corporation. Incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 1998, as filed with the Securities and Exchange Commission on March 19, 1999.

10.26	Lease Agreement - Basic Lease Information by and between GED-IFC, LLC and InFocus Corporation, dated August 28, 2000. Incorporated by reference to Exhibit 10.24 to Form 10-K for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on March 19, 2001.

10.27	Facility Lease Agreement, dated October 1, 2002 between Maatschap World Trade Center Amsterdam and InFocus International B.V. Incorporated by reference to Exhibit 10.31 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.28	Facility Lease Agreement, dated June 9, 2000 between Vaerste AS and InFocus Corporation. Incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 12, 2003.

10.29	Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. Dated September 13, 2002. Incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005. Confidential treatment has been requested for certain portions of this exhibit.

10.30	Second Amendment to Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. dated January 13, 2005 (Note - there is no First Amendment to this agreement). Incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.31	Exhibits to Development, Purchase and License Agreement between InFocus Corporation and Funai Electric Co., Ltd. dated as of September 13, 2002. (Confidential Treatment has been requested with respect to a portion of this exhibit). Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on June 23, 2008.

10.32	Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc. dated as of October 25, 2004. Incorporated by reference to Exhibit 10.35 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.33	First Amendment to Credit Agreement, Security Agreement, and Waiver between InFocus Corporation and Well Fargo Foothill, Inc., dated November 29, 2004. Incorporated by reference to Exhibit 10.36 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

Exhibit No.

10.34	Second Amendment to Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc., dated December 13, 2004. Incorporated by reference to Exhibit 10.37 to Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

10.35	Third Amendment to Credit Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated May 6, 2005. Incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on May 10, 2005.

10.36	Fourth Amendment to Credit Agreement, Second Amendment to Security Agreement and Waiver between InFocus Corporation and Wells Fargo Foothill, Inc. dated November 4, 2005. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2005, as filed with the Securities and Exchange Commission on November 9, 2005.

10.37	Fifth Amendment to Credit Agreement between InFocus Corporation and Wells Fargo Foothill, Inc. dated June 7, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 9, 2006.

10.38	Sixth Amendment to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2006. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on October 31, 2006.

10.39	Seventh Amendment to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated February 6, 2007. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

10.40	Eighth Amendment, dated March 28, 2007, to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2004. Incorporated by reference to Exhibit 10.1 to Form 8-K/A filed with the Securities and Exchange Commission on August 2, 2007.

10.41	Ninth Amendment, dated August 30, 2007, to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2004. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 5, 2007.

10.42	Tenth Amendment, dated December 28, 2007, to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2004. Incorporated by reference to Exhibit 10.43 to Form 10-K filed with the Securities and Exchange Commission on March 12, 2008.

10.43	Eleventh Amendment, dated February 28, 2008, to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2004. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

10.44	Twelfth Amendment to Credit Agreement dated March 14, 2008 between InFocus Corporation and Wells Fargo Foothill, Inc. Incorporated by reference to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on March 19, 2008.

10.45	Thirteenth Amendment, dated August 15, 2008, to Credit Agreement by and between the Company and Wells Fargo Foothill, Inc. dated October 25, 2004.

10.46	Fourteenth Amendment, dated August 29, 2008, to Credit Agreement by and between the Company and Wells Fargo Bank, NA, as successor to Wells Fargo Foothill, Inc. dated October 25, 2004. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 2, 2008.

10.47	Fifteenth Amendment, dated November 4, 2008, to Credit Agreement by and between the Company and Wells Fargo Bank, NA dated October 25, 2004. Incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2008 as filed with the Securities and Exchange Commission on November 7, 2008.

10.48	Sixteenth Amendment, dated March 10, 2009, to Credit Agreement by and between the Company and Wells Fargo Bank, NA dated October 25, 2004.

Exhibit No.

10.49*	Employment Agreement dated as of September 29, 2007 by and between InFocus Corporation and Robert G. O’Malley. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on September 11, 2007.

10.50*	Employment Agreement dated as of January 21, 2008 by and between InFocus Corporation and Lisa K. Prentice. Incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 17, 2008.

10.51	Shareholders Agreement among InFocus Corporation, a Cayman subsidiary of InFocus Corporation, TCL Corporation and TCL Optoelectronic Tech (Shenzhen) Co. Ltd., dated as of December 14, 2004, with respect to South Mountain Technologies, Ltd. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on December 20, 2004.

10.52	Manufacturing and Supply Agreement, dated May 25, 2006, by and between InFocus Corporation and Hon Hai Precision Industry Company Limited. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed with the Securities and Exchange Commission on June 1, 2006. Confidential treatment has been requested for certain portions of this exhibit.

10.53	Original Equipment Manufacturer Agreement, effective December 1, 2005, by and between InFocus Corporation and Texas Instruments Confidential treatment has been requested for certain portions of this exhibit. Incorporated by reference to Exhibit 10.42 to Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on June 26, 2006.

10.54	Settlement Agreement between InFocus Corporation and Caxton Associates, L.L.C, a Delaware limited liability company, dated February 23, 2007. Incorporated by reference to exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on February 23, 2007.

10.55*	Form of Director Indemnification Agreement

14	Amended and Restated Code of Conduct. Incorporated by reference to Exhibit 14.1 to Form 8-K filed with the Securities and Exchange Commission on August 8, 2006.

21	Subsidiaries of the Registrant.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009	INFOCUS CORPORATION

	By	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009:

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and

Shareholders of InFocus Corporation:

We have audited the accompanying consolidated balance sheets of InFocus Corporation (an Oregon corporation) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of InFocus Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InFocus Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Portland, Oregon
March 13, 2009

InFocus Corporation

Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$16,801	$61,187
Restricted cash and cash equivalents	16,569	22,923
Accounts receivable, net of allowances of $3,321 and $4,695	25,272	46,315
Inventories	38,520	28,421
Consigned inventories	—	2,563
Prepaid expenses	1,324	1,425
Other current assets	2,719	6,123

Total Current Assets	101,205	168,957
Property and equipment, net	—	2,973
Cost-based investments	6,010	30
Other assets, net	1,013	1,031

Total Assets	$108,228	$172,991

Liabilities and Shareholders’ Equity
Current Liabilities:
Accounts payable	$38,804	$64,140
Related party accounts payable	1,624	1,624
Payroll and related benefits payable	1,208	1,848
Marketing incentives payable	2,512	3,710
Accrued warranty	2,620	6,235
Accrued restructuring	5,849	5,550
Other current liabilities	2,399	2,563

Total Current Liabilities	55,016	85,670
Long-Term Liabilities	2,124	3,623
Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 40,669,516 and 40,779,413	90,418	90,493
Additional paid-in capital	79,888	78,385
Accumulated other comprehensive income:
Cumulative currency translation adjustment	27,161	38,246
Accumulated deficit	(146,379)	(123,426)

Total Shareholders’ Equity	51,088	83,698

Total Liabilities and Shareholders’ Equity	$108,228	$172,991

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Year Ended December 31,
	2008	2007	2006
Revenues	$255,685	$308,181	$374,752
Cost of revenues	209,991	257,426	320,866

Gross margin	45,694	50,755	53,886
Operating expenses:
Marketing and sales	32,248	35,777	49,107
Research and development	11,287	14,135	17,997
General and administrative	16,688	19,938	21,730
Restructuring costs	5,530	8,375	5,425
Impairment of long-lived assets	2,628	—	—
Regulatory assessments	—	—	9,392

	68,381	78,225	103,651

Loss from operations	(22,687)	(27,470)	(49,765)
Other income (expense):
Interest expense	(417)	(507)	(401)
Interest income	1,318	2,715	2,446
Other, net	(89)	(349)	(13,451)

	812	1,859	(11,406)

Loss before income taxes	(21,875)	(25,611)	(61,171)
Provision (benefit) for income taxes	1,078	(29)	749

Net loss	$(22,953)	$(25,582)	$(61,920)

Basic and diluted net loss per share	$(0.57)	$(0.64)	$(1.56)

Shares used in basic and diluted per share calculations	40,059	39,741	39,696

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation

Consolidated Statements of Shareholders’ Equity and Comprehensive Loss

For The Years Ended December 31, 2008, 2007 and 2006

(In thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity
	Shares	Amount
Balance at December 31, 2005	39,711,578	$90,037	$76,133	$(35,924)	$24,945	$155,191
Comprehensive loss:
Net loss	—	—	—	(61,920)	—	(61,920)
Currency translation adjustment	—	—	—	—	6,462	6,462
Unrealized loss on marketable equity securities	—	—	—	—	(765)	(765)

						(56,223)
Stock-based compensation	—	—	728	—	—	728
Shares issued pursuant to stock plans	36,302	567	—	—	—	567

Balance at December 31, 2006	39,747,880	90,604	76,861	(97,844)	30,642	100,263
Comprehensive loss:
Net loss	—	—	—	(25,582)	—	(25,582)
Currency translation adjustment	—	—	—	—	7,584	7,584
Unrealized gain on marketable equity securities	—	—	—	—	20	20

						(17,978)
Stock-based compensation	—	—	1,524	—	—	1,524
Shares issued pursuant to stock plans	1,031,533	(111)	—	—	—	(111)

Balance at December 31, 2007	40,779,413	90,493	78,385	(123,426)	38,246	83,698
Comprehensive loss:
Net loss	—	—	—	(22,953)	—	(22,953)
Currency translation adjustment	—	—	—	—	(11,085)	(11,085)

						(34,038)
Stock-based compensation	—	—	1,687	—	—	1,687
Net settlement of restricted stock for taxes	(107,747)	—	(184)	—	—	(184)
Repurchase and retirement of common stock	(50,000)	(75)	—	—	—	(75)
Shares issued pursuant to stock plans	47,850	—	—	—	—	—

Balance at December 31, 2008	40,669,516	$90,418	$79,888	$(146,379)	$27,161	$51,088

See accompanying Notes to Consolidated Financial Statements.

InFocus Corporation

Consolidated Statements of Cash Flows

(In thousands)

	For the Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net loss	$(22,953)	$(25,582)	$(61,920)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,608	4,063	3,759
Stock-based compensation	1,687	1,413	1,144
(Gain) loss on sale of property and equipment	—	22	(698)
Gain on sale of marketable securitiies	—	—	(809)
Deferred income taxes	976	(279)	(54)
Long-lived asset impairment	2,628	—	—
Non-cash write-down of cost-based investments	—	—	7,474
Non-cash write-down of equity method investments	—	—	3,232
Non-cash impairment of TUN assets	—	—	1,452
Non-cash regulatory assessments	—	—	9,392
Cash refunded from China customs	—	—	4,000
Other non-cash (income) expense	(10,237)	5,144	6,629
(Increase) decrease in:
Restricted cash	6,354	(510)	(5,823)
Accounts receivable	20,300	697	16,609
Inventories	(10,164)	8,298	21,297
Consigned inventories	2,563	711	4,752
Prepaid expenses	101	1,244	599
Other current assets	1,794	1,716	(3,287)
Increase (decrease) in:
Accounts payable	(25,164)	14,664	(18,574)
Related party accounts payable	—	(281)	(3,508)
Payroll and related benefits payable	(604)	(280)	167
Accrued restructuring	299	1,761	(1,222)
Marketing incentives payable, accrued warranty and other current liabilities	(4,858)	(7,907)	(1,398)
Other long-term liabilities	(1,509)	472	158

Net cash provided by (used in) operating activities	(36,179)	5,366	(16,629)
			—
Cash flows from investing activities:
Maturities of marketable securities	—	—	9,223
Proceeds from sale of marketable securities	—	—	878
Payments for purchase of property and equipment	(2,122)	(3,171)	(5,320)
Proceeds from sale of property and equipment	6	3	5,766
Dividend payments received from joint venture	1,500	1,013	1,710
Cash paid for cost-based investments	(6,000)	—	—
Other assets, net	—	45	638

Net cash provided by (used in) investing activities	(6,616)	(2,110)	12,895
Cash flows from financing activities:
Minimum tax withholding payment	(184)	—	—
Cash used to repurchase common stock	(75)	—	—
Proceeds from sale of common stock	—	—	131

Net cash provided by (used in) financing activities	(259)	—	131
Effect of exchange rate on cash	(1,332)	4,215	4,214

Increase (decrease) in cash and cash equivalents	(44,386)	7,471	611
Cash and cash equivalents:
Beginning of year	61,187	53,716	53,105

End of year	$16,801	$61,187	$53,716

Supplemental Cash Flow Information
Cash paid during the period for interest	$417	$507	$401
Cash paid during the period for income taxes	$412	$274	$270

See accompanying Notes to Consolidated Financial Statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The consolidated financial statements include the accounts of InFocus Corporation and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

Nature of Operations

We are the industry pioneer and a global leader in the digital projection market. We have more than twenty years of experience and innovation in digital projection. We are dedicated to setting the industry standard for large format visual display. Our products include projectors and related accessories for use in the conference room, board room, auditorium, classroom and living room.

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

Cash Equivalents

Cash equivalents consist of highly liquid investments with maturities at the date of purchase of 90 days or less. Unrestricted cash equivalents at December 31, 2008 and 2007 totaled $0.9 million and $7.8 million, respectively.

Letter of Credit and Restricted Cash

At December 31, 2008, we had three outstanding standby letters of credit totaling $12.3 million, which secure our obligations to foreign suppliers for purchases of inventory. The letters of credit were collateralized by $12.9 million of cash and cash equivalents at December 31, 2008, which were reported as restricted on the consolidated balance sheets. The remaining restricted cash and cash equivalents of $3.7 million secure our merchant credit card processing account and deposits for value-added taxes in foreign jurisdictions.

Allowance for Uncollectible Trade Accounts Receivables

Credit limits are established through a process of reviewing the financial history and stability of each customer. Where appropriate, we obtain credit rating reports and financial statements of the customer to initiate and modify their credit limits. We regularly evaluate the collectability of our trade accounts receivable balances based on a combination of factors. When a customer’s account becomes past due, we initiate dialogue with the customer to determine the cause. If it is determined that the customer will be unable to meet its financial obligation, such as in the case of a bankruptcy filing, deterioration in the customer’s operating results or financial position or other material events impacting their business, we record a specific reserve for bad debt to reduce the related receivable to the amount we expect to recover given all information presently available. In certain situations, if an account is determined to be a bad debt, we may use collection agencies to work with the customer to receive payment in return for a fee.

If circumstances related to specific customers change, our estimates of the recoverability of receivables could materially change. Bad debt expense (recovery), net totaled $0.3 million, $(0.1) million and $0.5 million, respectively, in 2008, 2007 and 2006. Our allowance for uncollectible accounts totaled $2.1 million and $2.0 million at December 31, 2008 and 2007, respectively, and is included on the consolidated balance sheets as a reduction of accounts receivable.

Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximates the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. We regularly evaluate the realizability of our inventory based on a combination of factors including the following: historical usage rates, forecasted sales or usage, estimated service period, product end-of-life dates, estimated current and future market values, service inventory requirements and new product introductions, as well as other factors. Purchasing requirements and alternative usage avenues are explored within these processes to mitigate any identified inventory exposure. Lamps, accessories and service inventories with quantities in excess of forecasted usage are reviewed at least quarterly by our service planning, operations and finance personnel for obsolescence. The resultant write-downs are typically caused by decreased usage of parts in service repair activity and product end of life adjustments in the market. Finished goods are reviewed quarterly by sales, finance and operations personnel to determine if inventory carrying costs exceed market selling prices and demand. Service inventory is systematically and judgmentally reviewed for write-downs based on the estimated remaining service life of the inventory. We record write-downs for inventory based on the above factors and take into account worldwide quantities and demand in our analysis. Inventory write-downs totaled $4.3 million, $5.1 million and $8.7 million, respectively, in 2008, 2007 and 2006. If circumstances related to our inventories change, our estimates of the realizability of inventory could materially change.

Long-Lived Assets

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

In 2008, we recorded impairment charges related to long-lived assets as a result of an impairment test performed in the fourth quarter. We performed the impairment test as a result of triggering events identified, including worsening economic conditions and a significant decline in our market capitalization, in the fourth quarter of 2008. The analysis indicated that the book value of our long-lived assets exceeded fair value. Accordingly, we recorded an impairment charge totaling $2.6 million in the fourth quarter of 2008 to fully write off our property and equipment. The majority of these long-lived assets are continuing to be used in operations.

We did not record any long-lived asset impairment charges in 2007 or 2006.

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

Cost-Based Investments

Cost-based Investments includes investments in technology companies accounted for under the cost method for which we do not have the ability to exercise significant influence. Over the course of the year we invested $6.0 million in a technology company. We currently hold a minority interest and are carrying the value of our investment at cost. Cost-based investments are analyzed for impairment quarterly based on current market conditions and other factors relevant to that investment. As of December 31, 2008 and 2007, we had $6.0 million and $30,000 of cost-based investments on our balance sheet.

During the first quarter of 2006, we recorded a charge of $7.5 million related to the write-down of two separate cost-based investments, Reflectivity and VST International, both start-up technology companies. The write-down of $7.5 million in the first quarter of 2006 effectively reduced the carrying value of these cost-based investments to zero. Subsequently, Reflectivity sold substantially all of its assets at a price whereby it was unlikely we would receive any return on our investment. However, in the third quarter of 2007 the funds from the sale cleared escrow and we received $0.2 million as our share of the distribution to shareholders. This distribution was recorded as a component of other, net on our consolidated statements of operations. We do not expect any further recoveries on our investment in Reflectivity. VST International merged its operating assets with another company and became a 50% owner of the new combined entity. We do not expect any recoveries on our investment in VST. In the second quarter of 2006, we recorded a charge of $2.1 million, as a component of other, net to write off the remaining value of our investment in SMT. In addition, in the third quarter of 2006, we recorded a charge of $1.1 million as a component of other, net related to our estimate of our share of costs to wind-down SMT. SMT has ceased operations, the settlement of assets and liabilities continues.

During the third quarter of 2006, we incurred an impairment charge of $1.4 million related to the write-down of assets associated with The University Network (“TUN”). The write down recorded was to value the assets on our consolidated balance sheet equivalent to the estimated proceeds expected from the sale of the assets. The charge of $1.4 million consisted of $1.1 million recorded to other, net for writing down the original purchase cost allocated to intangible assets related to TUN and $0.3 million as a component of cost of revenues for the write-down of the fixed assets deployed by TUN to their fair market value. We sold the assets associated with TUN in the fourth quarter of 2006. This sale did not result in any additional gain or loss being recorded.

Other Assets

Other assets includes the carrying amount of investments in unconsolidated joint ventures and deposits for facilities leases.

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

Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain sales channels, products and regions, we offer a three-year warranty. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items, freight costs and other incidental costs associated with warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. As our contract manufacturing partners have improved the manufacturing quality of the projectors we sell, we have been transitioning towards purchasing warranty coverage as part of the product we source. For the products procured from the contract manufacturer with warranty coverage included, our future liability is calculated based on the estimated warranty costs associated with the difference between the warranty period offered from the contract manufacturer and the warranty period offered to the end customer. This data is then used to calculate our future warranty liability based on the actual quantity of projectors sold in each projector category, warranty coverage model, and remaining warranty periods. If circumstances change, or a dramatic change in the failure rates were to occur, our estimate of the warranty liability could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $0.8 million and $2.1 million, respectively, at December 31, 2008 and 2007, and was included in other current liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2008 totaled $4.7 million, of which $2.6 million was classified as a component of current liabilities and $2.1 million was classified as long-term liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2007 totaled $9.8 million, of which $6.2 million was classified as a component of current liabilities and $3.6 million was classified as long-term liabilities on our consolidated balance sheets.

The following is a reconciliation of the changes in the aggregate warranty liability (in thousands):

	Year Ended December 31,
	2008	2007	2006
Balance, beginning of period	$9,846	$13,049	$13,767
Reductions for warranty payments made	(6,152)	(7,779)	(14,913)
Warranties issued	1,034	4,576	14,195

Balance, end of period	$4,728	$9,846	$13,049

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

We also follow the guidance of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. The interpretation applies to all income tax related positions. See Note 8 below for additional details regarding our income taxes.

Fair Value of Financial Assets and Liabilities

We estimate the fair value of our financial assets and liabilities based upon comparison of such assets and liabilities to the current market values for instruments of a similar nature and degree of risk. Our financial assets and liabilities include cash and cash equivalents, accounts receivable, short-term borrowings, and accounts payable. We estimate that the recorded value of our financial assets and liabilities approximated fair value as of December 31, 2008 and 2007.

Foreign Currency Translation

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates, and revenues and expenses are translated at the average exchange rates for each period. Translation adjustments are reflected as other comprehensive income (loss) within shareholders’ equity. The results of translation on other comprehensive income were a loss of $11.1 million, a gain of $7.6 million and a gain of $6.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency, except those transactions which operate as a hedge of a foreign currency investment position or are of a long term-investment nature, are included in the results of operations as incurred. Losses related to foreign currency transactions, including the associated fees to place the hedges, were $1.5 million, $1.1 million and $1.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The table below summarizes, by major currency, the contractual amounts of our forward exchange contracts translated to U.S. dollars as of December 31, 2008 and 2007. The forward contracts outstanding as of December 31, 2008 mature within 34 days of year end. The “bought” amounts represent the net U.S. dollar equivalents of commitments to purchase foreign currencies, and the “sold” amounts represent the net U.S. dollar equivalent of commitments to sell foreign currencies.

Forward contracts outstanding were as follows at December 31, 2008 and 2007 (in thousands):

	Bought (Sold)
Foreign Currency	2008	2007
Euro	$5,200	$(51,024)
British Pound	1,762	6,633
Singapore Dollar	(7,447)	(7,313)
Swedish Krona	966	541
Norwegian Kroner	1,137	1,131

Net amount outstanding	$1,618	$(50,032)

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

Our reserves deducted from revenues and accounts receivable for sales returns, price protection and other rebates totaled $1.2 million and $2.7 million, respectively, at December 31, 2008 and 2007.

Cost of Revenues

Cost of revenues includes material costs, labor and overhead costs incurred in the procurement, storage and distribution of products sold in the period as well as warranty related costs. Material costs include the cost of products purchased from contract manufacturers. Labor and overhead costs consist of indirect product costs, including wages and benefits for planning and logistics personnel, depreciation, facility costs and inbound freight.

Concentrations of Risk

We rely on third party manufacturers for all of our product components. Reliance on suppliers raises several risks, including the possibility of defective parts, reduced control over the availability and delivery schedule for parts, and the possibility of increases in component costs. Our supply of products and profitability can be adversely affected by each of these risks.

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

We have also outsourced our logistics and service repair functions UPS Supply Chain Solutions (“UPS”), our contract manufacturers and other third-party service providers. We are reliant on UPS and other service providers to effectively and accurately manage our inventory, service repair and logistics functions. Reliance on these third parties requires training of employees, creating and maintaining proper controls and procedures surrounding both forward and reverse logistics functions, and timely and accurate inventory reporting. Failure to deliver in any one of these areas could have an adverse effect on our results of operations.

We sell our products to a large number of customers worldwide. One distribution customer accounted for 23.0%, 22.1% and 19.5%, respectively, of total revenues for the years ended December 31, 2008, 2007 and 2006. This customer accounted for 40.1% and 24.0%, respectively, of our accounts receivable balance at December 31, 2008 and 2007. In addition, another customer accounted for 11.2%, 11.7% and 12.7%, respectively, of total revenues for the years ended December 31, 2008, 2007 and 2006 and 14.3% and 20.0%, respectively, of our accounts receivable balance at December 31, 2008 and 2007.

We invest our excess cash and maintain cash deposits with high credit quality financial institutions, however, from time to time; our total deposits may exceed federally insured limits.

Employee Benefit Plans

We provide a 401(k) plan for certain employees. The 401(k) plan does not allow for direct investment in our common stock. We match U.S. employee 401(k) contributions up to $6,000, or 5%, of the employee’s pay. The total expense related to all of the plans was $0.7 million, $1.0 million and $1.1 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Research and Development

Amounts spent on research and development activities are expensed as incurred as research and development expense on the consolidated statements of operations.

Advertising Costs

Advertising costs, which are included in marketing and sales expenses, are expensed as incurred. We have certain cooperative advertising programs with our customers based on pre-established percentages of revenue generated from these customers. These obligations are reflected in the statements of operations as a marketing and sales expense in accordance with EITF 01-09 “Accounting for Consideration Given by a Vendor to a Customer.” Advertising expense was $3.3 million, $3.4 million and $5.9 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment,” adopted on January 1, 2006. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors. The compensation expense for our stock-based payments, which includes employee stock options and stock awards, is based on estimated fair values at the time of the grant. In addition, in March 2005, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 107, to provide guidance on the adoption of SFAS No. 123(R). Specifically, SAB No. 107 provides the Staff’s view regarding the valuation of stock-based payment arrangements for public companies and we have applied these provisions in our adoption of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of stock-based payment awards on the date of grant using an option pricing model. These option pricing models involve a number of assumptions, including the expected lives of stock options, the volatility of the public market price for the Company’s common stock and interest rates. In adopting SFAS No. 123(R), we are using the Black-Scholes option pricing model, which we had previously used under SFAS No. 123. Stock-based compensation expense recognized during the period is based on the value of the portion of stock-based payment awards that are ultimately expected to vest. Stock-based compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 included compensation expense for stock-based payment awards granted during those years, as well those awards granted prior to adoption of SFAS No. 123(R) but not yet vested as of December 31, 2005. The compensation expense for these grants was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123. As stock-based compensation expense recognized during 2008, 2007 and 2006 was based on awards ultimately expected to vest, the gross expense has been reduced for estimated forfeitures.

Net Loss Per Share

Basic net loss per share (“EPS”) is calculated by dividing the net loss for the period by the weighted-average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income for the period by the weighted-average number of common shares outstanding during the period, increased by potentially dilutive common shares (“dilutive securities”) that were outstanding during the period. Dilutive securities include options and awards granted pursuant to the Company’s stock plans. Basic and diluted EPS were the same for 2008, 2007 and 2006 as we were in a net loss position.

Potentially dilutive securities that were not included in the diluted EPS calculations because they would be antidilutive included the following:

Year Ended December 31,	2008	2007	2006
Stock options	3.5 million	2.5 million	4.0 million
Restricted stock	0.3 million	1.0 million	0.1 million

	3.8 million	3.5 million	4.1 million

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

Segment Reporting

We comply with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” Based upon definitions contained within SFAS No. 131, we have determined that we operated in one segment during 2008, 2007 and 2006.

Liquidity

For the fiscal years ended December 31, 2008, 2007 and 2006, we incurred net losses of $23.0 million, $25.6 million and $61.9 million, respectively. As a result we have an accumulated deficit of $146.4 million at December 31, 2008. The current challenging economic climate also may lead to adverse changes in working capital levels and funding requirements, which also may have a direct impact on our results of operations and financial position. These and other factors may adversely affect our liquidity and our ability to generate profits in the future.

We anticipate that our existing capital resources, including availability under our line of credit and cash flows from operations, will be adequate to satisfy our liquidity requirements through January 2010. To address future liquidity needs management’s plans include pursuing alternative financing arrangements or reducing expenditures as necessary to meet our cash requirements. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity which, in turn, may have an adverse effect on our results of operations and financial position.

2.	NEW ACCOUNTING PRONOUNCEMENTS:

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS Nos. 141R and 160 require most identifiable assets, liabilities, noncontrolling interests and goodwill acquired in a business combination to be recorded at “full fair value” and require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. Both statements are effective for periods beginning on or after December 15, 2008 and earlier adoption is prohibited. SFAS No. 141R will be applied to business combinations occurring after the effective date and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date. We do not have any noncontrolling interests and, accordingly, the adoption of SFAS No. 160 effective January 1, 2009 did not have any effect on our financial position or results of operations.

3.	RESTRUCTURING:

Restructuring charges totaled $5.5 million in 2008 and included the following:

•	a $0.9 million charge in the second quarter of 2008, primarily related to employee severance;

•

a $0.4 million charge in the third quarter of 2008, primarily related to employee severance and charges related to facilities that had previously been abandoned but whose leases were terminated during the quarter; and

•

a $4.2 million charge in the fourth quarter of 2008. Of this amount, $1.6 million related to headcount reductions, and consisted primarily of severance payments, and $2.6 million related to lease losses for vacated and unutilized facilities located at our headquarters in Wilsonville, Oregon. A portion of this charge relates to revisions of estimated sublease income that could be reasonably obtained over the remaining lease term.

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

At December 31, 2008, we had $5.8 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. We expect the majority of the severance and related costs to be paid by the end of the second quarter of 2009, and the lease loss to be paid over the related lease terms through 2011.

The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2007	2008 Charges	2008 Changes in estimates	2008 Amounts Paid	Accrual at December 31, 2008
Severance and related costs	$1,090	$2,712	$—	$(2,032)	$1,770
Lease loss reserve	4,236	983	1,797	(2,964)	4,052
Other	67	38	—	(78)	27

	$5,393	$3,733	$1,797	$(5,074)	$5,849

Changes in estimates relate to the revision of estimated sublease income that could be reasonably obtained over the remaining lease term.

The total restructuring charges in 2008, 2007 and 2006 were as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Severance and related costs	$2,712	$2,605	$3,815
Lease loss reserve	2,780	5,840	1,451
Other	38	(70)	159

Total	$5,530	$8,375	$5,425

4.	FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations. Although the adoption of SFAS No. 157 did not materially impact our results of operations, we are now required to provide additional disclosures as part of our financial statements.

SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical assets or liabilities;

•

Level 2 – inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value, such as discounted cash flow models or valuations.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

In accordance with SFAS No. 157, we measure our cash equivalents and foreign currency derivative contracts at fair value. Our cash equivalents are classified within Level 2. Cash equivalents consist of money market funds which are recorded at cost on our balance sheets and totaled $14.2 million at December 31, 2008. However, we reference their fair value, based on quoted market prices, on a quarterly basis in order to help us determine if an other than temporary impairment has occurred. Our foreign currency forward contracts are classified within Level 2. All outstanding forward contracts are recorded at fair value on a monthly basis with the gain or loss reflected as a component of other, net. The fair values of foreign currency forward contracts are based on current settlement values.

Following are the disclosures related to our financial assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	December 31, 2008
	Fair Value	Input Level
Money market funds	$14,227	Level 2
Forward contracts for foreign currencies	(970)	Level 2

5.	ACCOUNTS RECEIVABLE, NET:

Accounts receivable are net of an allowance for doubtful accounts and sales allowances. The following table summarizes the activity in our allowance for doubtful accounts and sales allowances (in thousands):

Year Ended December 31,	2008	2007	2006
Allowance for doubtful accounts and sales allowances, beginning of year	$4,695	$6,995	$9,153
Charged to costs and expenses	7,694	11,504	11,977
Write offs of uncollectible accounts, net of recoveries	(266)	(275)	(229)
Sales allowances and deductions taken	(8,802)	(13,529)	(13,906)

Allowance for doubtful accounts & sales allowances, end of year	$3,321	$4,695	$6,995

6.	INVENTORIES:

The components of inventory were as follows (in thousands):

December 31,	2008	2007
Lamps and accessories	$3,382	$4,487
Service inventories	3,854	4,413
Finished goods	31,284	19,521

Total non-consigned inventories	$38,520	$28,421

Consigned finished goods inventories	$—	$2,563

Total inventories	$38,520	$30,984

We classify our inventory in three categories: lamps and accessories, service inventories and finished goods. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can either be sold as new or can be consumed in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Consigned finished goods inventories consist of new projectors held by certain retailers on consignment until sold. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $4.6 million and $4.7 million, respectively, as of December 31, 2008 and 2007.

7.	PROPERTY AND EQUIPMENT:

The components of property and equipment were as follows (in thousands):

	Estimated Useful Lives	December 31,
		2008	2007
Furniture and fixtures	3 -5 years	$—	$1,577
Manufacturing equipment	1.5 to 3 years	—	13,552
Engineering equipment	5 years	—	1,807
Computer software and equipment	3 to 5 years	—	7,942
Buildings, land and improvements	Shorter of 10 years or life of lease	—	2,293

		—	27,171
Less accumulated depreciation		—	(24,198)

		$—	$2,973

Pursuant to SFAS No. 144, we recorded an impairment charge related to our property and equipment totaling $2.6 million during the fourth quarter of 2008 which created a new cost basis for the related impaired assets. See Note 1 for additional information regarding this impairment charge. Due to this impairment, there are no amounts shown in the above table for property and equipment as of December 31, 2008.

8.	INCOME TAXES:

The components of loss before income taxes and the provision (benefit) for income taxes were as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Loss before income taxes:
U.S.	$(26,356)	$(27,037)	$(59,120)
Foreign	4,481	1,426	(2,051)

	$(21,875)	$(25,611)	$(61,171)

Tax provision (benefit):
Federal and State:
Current	$(21)	$41	$142
Deferred	12,789	(7,639)	(25,030)
Increase in valuation allowance	(12,789)	7,639	25,030

	(21)	41	142
Foreign:
Current	147	(112)	431
Deferred	13,146	191	(880)
Increase in valuation allowance	(12,194)	(149)	1,056

	1,099	(70)	607

Total	$1,078	$(29)	$749

Income taxes have been provided for foreign operations based upon the various tax laws and rates of the countries in which operations are conducted.

The reconciliation between the effective income tax rate and the U.S. federal statutory income tax rate was as follows:

Year Ended December 31,	2008	2007	2006
U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	—	(2.8)	(2.6)
Effect of foreign taxes, net	1.1	(0.7)	0.8
Change in valuation allowance	34.0	40.1	41.2
Change in tax rate	3.1	—	—
Income from equity investments	(2.0)	(1.0)	(3.5)
Other	3.7	(0.7)	0.3

Effective income tax rate	4.9%	(0.1)%	1.2%

Deferred income taxes reflect the net tax effect of temporary differences between the basis of assets and liabilities for financial statement reporting and income tax purposes. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Our deferred tax assets and liabilities consisted of the following (in thousands):

December 31,	2008	2007
Current Deferred Tax Assets
Accounts receivable allowances	$2,614	$1,731
Inventory reserves	932	1,083
Tax loss and credit carry forwards	—	879
Accrued warranty	1,083	2,739
Accrued expenses	3,681	4,068
Deferred loss	3,532	3,750
Other	1,507	—

Total Current Deferred Tax Assets	13,349	14,250
Current Deferred Tax Liabilities
Prepaid expenses	(355)	(388)
Other	—	(841)

Total Current Deferred Tax Liabilities	(355)	(1,229)
Valuation Allowance	(12,994)	(11,920)

Total Current Deferred Taxes, Net	$—	$1,101

Non-Current Deferred Tax Assets
Tax loss and credit carry forwards	$166,880	$168,510
Accrued warranty	745	1,317
Capitalized research and development costs	2,551	4,123
Depreciation differences	6,005	7,238
Goodwill	52,896	67,290
Other	6,300	12,811

Total Non-Current Deferred Tax Assets	235,377	261,289
Valuation Allowance	(235,377)	(261,289)

Total Non-Current Deferred Taxes, Net	—	—

Total Deferred Taxes	$—	$1,101

We assess our net deferred tax assets to determine if it is “more likely than not” they will be realized; if not, a valuation allowance is required to be recorded. Based on this guidance, we currently record a valuation allowance against all of our net deferred tax assets. At December 31, 2008, we had U.S. federal NOLs and U.S. state NOLs totaling approximately $403.0 million and $110.0 million, respectively. The federal NOLs begin to expire in the year 2022 whereas the state NOLs begin to expire between 2017 and 2023 depending on the state. We also have foreign NOLs totaling approximately $42.7 million, of which approximately $38.0 million relate to the Netherlands and began to expire in 2007 in increments each year and completely expire in 2010. The Netherlands’ NOLs have a full valuation allowance against them. The remaining foreign NOLs primarily have an unlimited carry forward period. Additionally, we have various U.S. and foreign tax credits available aggregating $7.2 million expiring in the years 2019 through 2024 and AMT tax credits available aggregating $1.9 million that have no expiration date.

Total deferred tax assets decreased to $248.7 million as of December 31, 2008 from $275.5 million as of December 31, 2007 primarily due to amortization of goodwill, other net timing differences, relinquishment of foreign and state NOLs and expiring tax credits, offset by an increase in U.S. NOLs. Total deferred tax liabilities were $0.4 million and $1.2 million as of December 31, 2008 and 2007, respectively. Our total valuation allowance decreased to $248.3 million as of December 31, 2008 from $273.2 million as of December 31, 2007, primarily due to amortization of goodwill, other net timing difference, the relinquishment of foreign and state NOLs and expiring tax credits, offset by increase in U.S. NOLs.

Pursuant to Internal Revenue Code Sections 382 and 383, the utilization of net operating losses and other tax attributes are substantially limited due to cumulative changes in ownership greater than 50% that have occurred or could occur during applicable testing periods. We have not performed a formal Section 382 analysis, but our preliminary internal analysis indicates that a vast majority of the net operating losses are limited. Management will determine when a formal analysis is warranted based on generating sufficient taxable income in future periods or the existence of any tax planning strategies that would warrant such a review.

We have undistributed earnings of foreign subsidiaries of approximately $0.5 million as of December 31, 2008, for which deferred taxes have not been provided. Such earnings are no longer considered indefinitely invested outside of the U.S. Upon distribution of those earnings in the form of dividends or otherwise, we could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits and an offset against U.S. NOLs) and withholding taxes payable to the various foreign countries. Based on our analysis, it is anticipated that this amount would be immaterial.

We operate in numerous taxing jurisdictions and are subject to regular examinations by various U.S. federal, state and foreign jurisdictions for various tax periods. The U.S. federal income returns for the years 2005 and forward remain open. Additionally, various state and foreign income tax returns are open to examination and presently several foreign income tax returns are under examination. To the best of our knowledge, we are no longer subject to state and local or foreign income tax examinations by tax authorities for years before 2001. Such examinations could result in challenges to tax positions taken and, accordingly, we may record adjustments to provisions based on the outcomes of such matters. However, we believe that the resolution of these matters, after considering amounts accrued, will not have a material effect on our results of operations.

The ongoing 2004 tax examination in Norway relates to an operating loss incurred for that year which resulted in a refund claim for prior year taxes paid of approximately $1.4 million. This amount is included in other current assets in the accompanying consolidated balance sheet. The operating loss was attributable, in part, to the closure of our Fredrikstad facility. The Norwegian tax authority assessment board and the appeals assessment board have concluded that their analysis of the facts and circumstances does not support the ultimate collection of the receivable. Accordingly, we have filed for appeal to litigate the case in the Norwegian court system. We continue to believe the facts and circumstances surrounding the facility closure support our position that it is more-likely-than-not that we will receive the refund. Although our position is deemed more likely than not, there is a reasonable possibility that we could lose on appeal and have to write this amount off, which would have an unfavorable impact on our results of operations in the quarter the decision is finalized.

At December 31, 2008 and 2007, unrecognized tax benefits totaled $0.1 million and $0.2 million, respectively, the disallowance of which would not materially affect the annual effective income tax rate. Unrecognized tax benefits decreased during 2008 by $0.1 million, due to the expiration of the statue of limitations. Our continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 31, 2008, we had less than $0.1 million accrued for interest and penalties. Interest and penalties did not change during 2008. Interest and penalties recognized as a component of income tax expense during 2007 totaled $0.2 million.

9.	LINE OF CREDIT:

We have a $10 million line of credit facility to finance future working capital requirements with Wells Fargo Bank, National Association (“Wells Fargo”) that expires August 31, 2009. Pursuant to the terms of the credit agreement, we may borrow against the line subject to a borrowing base determined on eligible accounts receivable.

Interest on outstanding borrowings is at prime plus 2.5% and at no time will the interest rate be below 4%. At December 31, 2008 the interest rate was 5.75%. We may issue letters of credit under the credit facility in amounts up to $10 million. Fees for letters of credit are 1.5% of the principal amount of the letter of credit. The agreement requires us to pay a 0.5% commitment fee over the term and an additional 0.375% per annum on the unused portion of the credit facility.

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

The agreement contains a material adverse change clause. It is possible that the lender could invoke this clause and accelerate repayment of amounts due under the facility. Management does not believe that this is probable, but, if this event occurred, or any covenant violation were not waived, we may need to pursue other sources of financing, potentially including more costly alternatives, or the disposal of certain assets. Additionally, if we were unable to renew or extend this agreement, we would need to pursue other sources of financing, potentially including more costly alternatives, or would need to dispose of certain assets.

At December 31, 2008, we did not have any amounts outstanding under the credit facility. However, we were out of compliance with the financial covenants in the credit facility agreement. See Note 17 for a discussion of an amendment to the credit facility agreement, which waived the event of default.

10.	LEASE OBLIGATIONS:

We lease a 140,000 square foot corporate headquarters facility in Wilsonville, Oregon. This lease is non-cancelable and expires in October 2011. We also lease space in Almere, The Netherlands, Singapore, Shanghai, China and Shenzhen, China under leases expiring on August 1, 2010, March 31, 2009, December 31, 2009 and June 30, 2011, respectively.

In 2007 and 2008 we consolidated floors in our Wilsonville, Oregon corporate headquarters due to reduced space needs. In January 2007, we consolidated from four floors to three floors and, in December 2007, we consolidated to two and one half floors. In December of 2008, we vacated one half of a floor and in February 2009 we vacated the other half of the floor.

Future minimum lease payments, including amounts due for vacated facilities for which we have remaining future obligations as of December 31, 2008 were as follows (in thousands):

Year Ending December 31,
2009	$3,031
2010	3,099
2011	2,436
2012	—
2013	—
Thereafter	—

Total minimum lease payments	$8,566

Rental expense for the years ended December 31, 2008, 2007 and 2006 was $3.9 million, $5.3 million and $5.3 million, respectively. There were no capital leases at December 31, 2008.

11.	INVESTMENT IN JOINT VENTURES AND RELATED PARTY DISCLOSURES:

We account for our investment in Motif, our 50/50 joint venture with Motorola, using the equity method of accounting. The equity method requires us to increase or decrease the carrying amount of our investment by recording our share of the operating results as a component of other, net based on our percentage of ownership of the joint venture and by recording any dividends received from the joint venture. The carrying amount of our investment in Motif is reported as a component of other assets on our consolidated balance sheets and, at both December 31, 2008 and 2007 had a carrying amount of $0.8 million. We recorded dividends from Motif totaling $1.5 million, $1.0 million and $1.0 million, respectively, during 2008, 2007 and 2006. We have no material related party receivables or payables with Motif.

Our share of Motif profits, which was recorded as a component of other, net, was $1.5 million, $0.9 million and $1.6 million, respectively, in 2008, 2007 and 2006.

We also account for our investment in our 50/50 joint venture with TCL Corporation, South Mountain Technologies (“SMT”), using the equity method of accounting. SMT has ceased operations, the settlement of assets and liabilities continues. We are uncertain how long it may take to complete the liquidation of SMT. At December 31, 2008 and 2007, the carrying amount of our investment in SMT was zero. We did not record any dividends from SMT in 2008, 2007 or 2006.

In addition, at both December 31, 2008 and 2007, related party payables to SMT totaled $1.6 million. Related party payables to SMT are for the purchase of product manufactured by SMT for us and other associated liabilities.

12.	OTHER, NET:

Other, net, included as a component of other income (expense), included the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net realized gain on the sale of equity securities	$—	$—	$809
Impairment charge for valuation of equity securities	—	(124)	(261)
Income related to the profits of Motif, 50-50 joint venture	1,543	857	1,555
Expense related to losses of SMT, 50-50 joint venture	—	—	(2,709)
Write-down of equity method investment in SMT, 50-50 joint venture	—	—	(2,106)
Charge for estimated costs to wind-down SMT	—	—	(1,126)
Impairment charge related to TUN	—	—	(1,117)
Losses related to foreign currency transactions	(1,454)	(1,133)	(1,519)
Recovery (write-down) of certain cost-based investments in technology companies	(20)	202	(7,474)
Gain on sale of land	—	—	636
Other	(158)	(151)	(139)

	$(89)	$(349)	$(13,451)

13.	STOCK-BASED COMPENSATION PLAN INFORMATION:

Stock-Based Compensation

Certain information regarding our stock-based compensation is as follows (in thousands, except per share amounts):

Year Ended December 31,	2008	2007	2006
Weighted average grant-date per share fair value of option shares granted	$0.62	$0.86	$1.76
Total intrinsic value of share options exercised	—	—	26
Total fair value of shares vested	1,216	177	171
Stock-based compensation recognized in results of operations	1,687	1,413	1,144
Cash received from options exercised and shares purchased under all share-based arrangements	—	—	131

There was no tax benefit related to stock options recognized in our statements of operations, no stock-based compensation capitalized to fixed assets, inventory or other assets, nor tax deductions realized related to stock options exercised in the years ended December 31, 2008, 2007 or 2006.

Our stock-based compensation was included in our statements of operations as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Cost of revenues	$298	$302	$145
Marketing and sales	427	391	359
Research and development	277	304	151
General and administrative	685	416	489

	$1,687	$1,413	$1,144

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31,	2008	2007	2006
Risk-free interest rate	1.0 – 3.13%	3.26 – 4.93%	4.59 –5.24%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives (years)	2.75 – 4.75	0.5 – 4.2	2.9 – 3.9
Expected volatility	47.5 – 59.4%	31.6 – 56.5%	52.1 – 71.1%
Discount for post vesting restrictions	0.00%	0.00%	0.00%

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

1988 Combination Stock Option Plan and 1998 Stock Incentive Plan

Our 1988 Combination Stock Option Plan, as amended (the “1988 Plan”) expired in December 1998 and as of December 31, 2008 all options granted under the 1988 Plan were exercised, expired or cancelled. Our 1998 Stock Incentive Plan (the “1998 Plan” together with the 1988 Plan, the “Plans”) was approved by the Shareholders in April 1998. The 1998 Plan provides for the issuance of incentive stock options to our employees and restricted stock and non-statutory stock options to our employees, officers, directors and consultants. Under the Plans, the exercise price of all stock options cannot be less than the fair market value of our common stock at the date of grant. Options granted generally vest over a three or four-year period and expire either five or ten years from the date of grant. Options canceled under the 1988 Plan are not added back to the pool of shares available for grant. At December 31, 2008, we had 4,903,166 shares of common stock reserved for issuance under the 1998 Plan, of which 1,500,560 shares had been granted and vested, 1,939,795 shares had been granted and remained unvested, and 1,462,811 shares remained available for future grants or awards.

Stock option activity under the Plans for the year ended December 31, 2008 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2007	2,405	$5.07
Granted	1,819	1.15
Exercised	—	—
Expired	(260)	2.00
Forfeited	(524)	5.62

Outstanding at December 31, 2008	3,440	$3.32

Restricted stock activity under the 1998 Plan for the year ended December 31, 2008 was as follows (shares in thousands):

	Restricted Stock Outstanding	Weighted Average Grant Date Fair Value
Unvested at December 31, 2007	1,034	$2.28
Granted	115	1.59
Vested	(743)	2.39
Forfeited	(60)	2.46

Unvested at December 31, 2008	346	$1.76

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

As of June 30, 2008, performance targets were partially met related to 40,000 performance-restricted shares that were granted to executive officers on May 31, 2007. Pursuant to the terms of the performance restricted share agreements, 50% of the shares, or 20,000 shares, were fully vested on July 31, 2008, with the remaining 20,000 shares being forfeited. The expense associated with the 20,000 restricted shares that vested on July 31, 2008 totaled $49,000 and was recognized over the service period.

In addition, we have an Officer and Director Stock Ownership Program. This program contains a matching provision in which we issue one share of company stock for every two shares of company stock (rounded up to the nearest whole share) purchased by the officer or Director up to a maximum of 5,000 shares each year. The term “purchase” means any acquisition pursuant to the exercise of any stock option awarded under one or more of our stock option or incentive plans, or any open market purchase. The purchased shares are referred to as “matched shares.” Each share of restricted stock granted under this program vests at the end of the three-year period commencing on the date the officer or Director makes the qualifying purchase, provided that the participant has maintained continuous service as an elected or appointed officer or Director throughout the three-year period and the participant continues to hold the matched shares. Shares issued under this program are issued from the 1998 Stock Incentive Plan. During 2008 15,000 shares were issued to Directors and none were issued to officers pursuant to this program.

Directors’ Stock Option Plan

Our Directors’ Stock Option Plan, as amended (the “Directors’ Plan”) provided for the issuance of stock options covering a total of 400,000 shares of our common stock to members of our board of directors who were not employees at any time during the preceding year (“Eligible Directors”). The Directors’ Plan expired August 22, 2002 and, therefore, no options have been granted under this plan since that time. All Eligible Director options vested six months after the date of grant. At December 31, 2008 we had reserved 84,312 shares of common stock for issuance under the Directors’ Plan. Stock option activity under the Directors’ Plan for the year ended December 31, 2008 was as follows (shares in thousands):

	Options Outstanding	Weighted Average Exercise Price
Outstanding at December 31, 2007	107	$15.19
Granted	—	—
Exercised	—	—
Forfeited	(23)	6.60

Outstanding at December 31, 2008	84	$17.55

Summary of All Plans

Certain information regarding all options outstanding, exclusive of restricted stock, as of December 31, 2008 was as follows (shares in thousands):

	Options Outstanding	Options Exercisable
Number	3,525	1,585
Weighted average exercise price	$3.66	$6.25
Aggregate intrinsic value	$38,000	—
Weighted average remaining contractual term	3.83 years	2.79 years

As of December 31, 2008, unrecognized stock-based compensation related to outstanding, but unvested options and restricted stock was $2.0 million, which will be recognized over the remaining weighted average vesting period of 2.66 years.

14.	SHARE REPURCHASE PROGRAM:

In the third quarter of 2008, our Board of Directors authorized a share repurchase program for the purchase of up to 4,000,000 shares of our common stock over a three-year period. As of December 31, 2008, 50,000 shares had been purchased pursuant to this program at an average price of $1.53 per share, inclusive of commissions and fees, and 3,950,000 shares remained available for purchase.

15.	GEOGRAPHIC INFORMATION:

Geographic revenue information, based on shipment destination, was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
United States	$123,979	$175,219	$239,258
Europe	79,097	81,999	81,825
Asia Pacific	36,167	34,926	27,701
Other	16,442	16,037	25,968

	$255,685	$308,181	$374,752

Long-lived assets by geographic region were as follows (in thousands):

December 31,	2008	2007
United States	$6,821	$3,227
Europe	113	373
Asia Pacific	89	434

	$7,023	$4,034

16.	LEGAL CLAIMS AND OTHER CONTINGENCIES:

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

17.	SUBSEQUENT EVENTS:

Common Stock Purchase Rights

On January 6, 2009, we declared a dividend of one right (a “Right”) for each share of our common stock, outstanding at the close of business on January 18, 2009 (the “Record Date”). As long as the Rights are attached to our common stock, we will issue one Right (subject to adjustment) with each new share of common stock so that all such shares will have attached Rights. When exercisable, each Right will entitle the registered holder to purchase from us one-half of one share of common stock at a price of $4.00 per whole share, subject to adjustment (the “Purchase Price”).

The Rights are not exercisable until the Distribution Date, which is defined as the earlier to occur of (i) ten days following a public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 15% or more of our common stock (an “Acquiring Person”) or (ii) ten business days (or such later date as may be determined by action of the Board of Directors prior to such time as any person or group of affiliated persons becomes an Acquiring Person) following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 15% or more of our common stock. A person who beneficially owns more than 15% of our outstanding common stock on January 7, 2009 will not be considered an Acquiring Person unless and until such Person acquires beneficial ownership of any additional shares of our common stock after January 7, 2009 (other than pursuant to a dividend or distribution paid in shares of our common stock or pursuant to a split or subdivision of our outstanding common stock).

The Rights are not exercisable until the Distribution Date and expire on January 7, 2012, subject to our right to extend such date, unless earlier redeemed or exchanged by us or terminated. The Purchase Price and the number of shares of common stock issuable upon exercise of the Rights are subject to adjustment under certain circumstances and from time to time to prevent dilution.

In the event that a person becomes an Acquiring Person or if we are the surviving corporation in a merger with an Acquiring Person or any affiliate or associate of an Acquiring Person and our shares of common stock were not changed or exchanged, each holder of a Right, other than Rights that are or were acquired or beneficially owned by the Acquiring Person (which Rights will thereafter be void), will thereafter have the right to receive upon exercise that number of shares of our common stock having a market value of two times the then current Purchase Price of the Right. In the event that, after a person has become an Acquiring Person, we are acquired in a merger or other business combination transaction or more than 50% of our assets or earning power are sold, proper provision shall be made so that each holder of a Right shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price of the Right, that number of shares of common stock of the acquiring company which at the time of such transaction would have a market value of two times the then current Purchase Price of the Right.

The Rights may be redeemed in whole, but not in part, at a price of $.01 per Right (the “Redemption Price”) by the Board of Directors at any time prior to the time that an Acquiring Person has become such. The redemption of the Rights may be made effective at such time, on such basis and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of Rights will be to receive the Redemption Price.

Line of Credit Amendment

On March 10, 2009, we entered into an agreement with Wells Fargo to amend our line of credit facility. The amendment waived the event of default arising from the covenant violation as of December 31, 2008, restated the Base Rate Margin to 4.50 percentage points, reset financial covenants related to Minimum EBITDA for the first half of 2009, and extended the term of the agreement until August 31, 2010.