Form 10-Q
period 2009-03-31
INFOCUS CORP
filed 2009-05-08
CIK 845434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock without par value	40,669,516
(Class)	(Outstanding at May 6, 2009)

INFOCUS CORPORATION

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

INFOCUS CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$7,954	$16,801
Restricted cash and cash equivalents	14,321	16,569
Accounts receivable, net of allowances of $3,095 and $3,321	24,179	25,272
Inventories	23,798	38,520
Prepaid expenses	1,244	1,324
Other current assets	2,694	2,719

Total Current Assets	74,190	101,205
Cost-based investments	6,000	6,010
Other assets, net	1,321	1,013

Total Assets	$81,511	$108,228

Liabilities and Shareholders’ Equity
Current Liabilities:
Short-term notes payable	$2,455	$—
Accounts payable	20,068	38,804
Related party accounts payable	1,624	1,624
Payroll and related benefits payable	1,243	1,208
Marketing incentives payable	2,152	2,512
Accrued warranty	1,866	2,620
Accrued restructuring	5,781	5,849
Other current liabilities	1,775	2,399

Total Current Liabilities	36,964	55,016
Long-Term Liabilities	1,823	2,124
Shareholders’ Equity:
Common stock, 150,000,000 shares authorized; shares issued and outstanding: 40,669,516	90,418	90,418
Additional paid-in capital	80,011	79,888
Accumulated other comprehensive income:
Cumulative currency translation adjustment	26,742	27,161
Accumulated deficit	(154,447)	(146,379)

Total Shareholders’ Equity	42,724	51,088

Total Liabilities and Shareholders’ Equity	$81,511	$108,228

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Revenues	$44,405	$61,025
Cost of revenues	38,153	48,590

Gross margin	6,252	12,435
Operating expenses:
Marketing and sales	5,522	8,291
Research and development	2,304	2,784
General and administrative	4,012	4,442
Restructuring costs	1,000	—
Impairment of long-lived assets	1,236	—
Value added tax assessment	468	—

	14,542	15,517

Loss from operations	(8,290)	(3,082)
Other income (expense):
Interest expense	(248)	(148)
Interest income	89	472
Other, net	31	1,186

	(128)	1,510

Loss before income taxes	(8,418)	(1,572)
Provision (benefit) for income taxes	(350)	236

Net loss	$(8,068)	$(1,808)

Basic and diluted net loss per share	$(0.20)	$(0.05)

Shares used in basic and diluted per share calculations	40,358	39,745

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(unaudited)

	For the Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,068)	$(1,808)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	8	668
Stock-based compensation	123	667
Deferred income taxes	(290)	321
Long-lived asset impairment	1,236	—
Value-added tax assessment	468	—
Other non-cash (income) expense	—	(1,225)
(Increase) decrease in:
Restricted cash	2,248	7,843
Accounts receivable	960	10,994
Inventories	14,709	1,598
Consigned inventories	—	1,452
Prepaid expenses	80	(390)
Other current assets	(50)	(1,623)
Increase (decrease) in:
Accounts payable	(18,707)	(21,436)
Related party accounts payable	—	—
Payroll and related benefits payable	41	(364)
Accrued restructuring	(68)	(743)
Marketing incentives payable, accrued warranty and other current liabilities	(2,207)	(1,001)
Other long-term liabilities	(288)	(534)

Net cash used in operating activities	(9,805)	(5,581)
Cash flows from investing activities:
Payments for purchase of property and equipment	(1,244)	(686)
Cash received for dividend payments	—	1,500
Cash paid for cost-based investments	—	(1,480)
Other assets, net	—	34

Net cash used in investing activities	(1,244)	(632)
Cash flows from financing activities:
Borrowings under revolving line of credit	2,455	—

Net cash provided by financing activities	2,455	—
Effect of exchange rate on cash	(253)	2,810

Decrease in cash and cash equivalents	(8,847)	(3,403)
Cash and cash equivalents:
Beginning of period	16,801	61,187

End of period	$7,954	$57,784

Supplemental Cash Flow Information:
Cash paid during the period for interest	$248	$148
Cash paid during the period for income taxes	$—	$138

The accompanying notes are an integral part of these statements.

INFOCUS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The consolidated financial information included herein has been prepared by InFocus Corporation (the “Company”) without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). However, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form
10-K. The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated. Results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of purchased cost or market, using average purchase costs, which approximates the first-in, first-out (FIFO) method. For finished goods inventory, the average purchase costs include overhead items, such as inbound freight and other logistics costs. Following is a detail of our inventory (in thousands):

	March 31, 2009	December 31, 2008
Lamps and accessories	$2,126	$3,382
Service inventories	3,540	3,854
Finished goods	18,132	31,284

Total inventories	$23,798	$38,520

We classify our inventory in three categories: lamps and accessories, service inventories and finished goods. Lamps and accessories consist of replacement lamps and other new accessory products such as screens, remotes and ceiling mounts. These items can either be sold as new or can be consumed in service repair activities. Service inventories consist of service parts held for warranty or customer repair activities, remanufactured projectors and projectors in the process of being repaired. Finished goods inventory consists of new projectors in our logistics centers and new projectors in transit from our contract manufacturers where title transfers at shipment. Inventories are reported on the consolidated balance sheets net of reserve for obsolete and excess inventories of $4.6 million as of both March 31, 2009 and December 31, 2008.

Note 3. Net Loss Per Share

Since we were in a loss position for both periods presented, there was no difference between the number of shares used to calculate basic and diluted net loss per share for either period. Potentially dilutive securities that are not included in the diluted net loss per share calculations because they would be anti-dilutive included the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Stock options	3,885	3,595
Restricted stock	291	1,112

	4,176	4,707

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) includes foreign currency translation gains. The following table sets forth the calculation of comprehensive income (loss) for the periods indicated (in thousands):

Three Months Ended March 31,	2009	2008
Net loss	$(8,068)	$(1,808)
Foreign currency translation gain (loss)	(419)	5,394

Total comprehensive income (loss)	$(8,487)	$3,586

Note 5. Stock-Based Compensation

Stock-based compensation expense was included in our statements of operations as follows (in thousands):

Three Months Ended March 31,	2009	2008
Cost of revenues	$28	$123
Marketing and sales	(3)	189
Research and development	7	132
General and administrative	91	223

	$123	$667

In the first quarter of 2009, we issued 404,500 stock options to certain employees under the 1998 Stock Incentive Plan. The fair value of these options, as determined utilizing the Black-Scholes option pricing model, was $0.1 million and is being recognized over the vesting period of these options.

To determine the fair value of stock options granted in the first quarter of 2009, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate	1.41%
Expected dividend yield	0%
Expected lives (years)	4.0
Expected volatility	65.61%
Discount for post vesting restrictions	0%

Note 6. Product Warranties

We evaluate our obligations related to product warranties on a quarterly basis. In general, we offer a standard two-year warranty and, for certain sales channels, products and regions, we offer a three-year warranty. We monitor failure rates on a product category basis through data collected by our manufacturing sites, factory repair centers and authorized service providers. The service organizations also track costs to repair each unit. Costs include labor to repair the projector, replacement parts for defective items, freight costs and other incidental costs associated with warranty repairs. Any cost recoveries from warranties offered to us by our suppliers covering defective components are also considered, as well as any cost recoveries of defective parts and material, which may be repaired at a factory repair center or through a third party. We continue to transition towards purchasing warranty coverage as part of the products we source. For the products procured from the contract manufacturer with warranty coverage included, our future liability is calculated based on the estimated warranty costs associated with the difference between the warranty period offered from the contract manufacturer and the warranty period offered to the end customer. This data is then used to calculate our future warranty liability based on the actual quantity of projectors sold in each projector category, warranty coverage model and remaining warranty periods. If circumstances were to change, or a dramatic change in the failure rates were to occur, our estimate of the warranty liability could change significantly. Revenue generated from sales of extended warranty contracts is deferred and recognized as revenue over the term of the extended warranty coverage. Deferred warranty revenue totaled $0.6 million and $0.8 million, respectively, at March 31, 2009 and December 31, 2008, and was included in other current liabilities on our consolidated balance sheets. Our warranty accrual at March 31, 2009 totaled $3.7 million, of which $1.9 million was classified as a component of current liabilities and $1.8 million was classified as long-term liabilities on our consolidated balance sheets. Our warranty accrual at December 31, 2008 totaled $4.7 million, of which $2.6 million was classified as a component of current liabilities and $2.1 million was classified as long-term liabilities on our consolidated balance sheets.

The following is a reconciliation of the changes in the aggregate warranty liability for the three-month periods ended March 31, 2009 and 2008 (in thousands):

Three Months Ended March 31,	2009	2008
Warranty accrual, beginning of period	$4,728	$9,846
Reductions for warranty payments made	(891)	(1,899)
Warranties issued and changes in estimates	(149)	638

Warranty accrual, end of period	$3,688	$8,585

Note 7. Letters of Credit and Restricted Cash

At March 31, 2009, we had two outstanding letters of credit totaling $10.3 million. The letters of credit secure our obligations to suppliers for the purchase of inventory. The letters of credit were collateralized by $10.8 million of cash and cash equivalents at March 31, 2009, and, as such, are reported as restricted on the consolidated balance sheets. The remaining restricted cash and cash equivalents of $3.5 million secure our merchant credit card processing account and value added taxes in foreign jurisdictions.

Note 8. Line of Credit Amendment

On March 10, 2009, we entered into an agreement with Wells Fargo Bank, National Association (“Wells Fargo”) to amend our line of credit facility. The amendment waived the event of default arising from the covenant violation as of December 31, 2008, restated the Base Rate Margin to 4.50 percentage points, reset financial covenants related to Minimum EBITDA for the first half of 2009 and extended the term of the agreement until August 31, 2010.

At March 31, 2009, we had $2.5 million outstanding under the credit facility and we were in compliance with all financial covenants.

Note 9. Restructuring

Restructuring charges of $1.0 million in the first quarter of 2009 were primarily related to lease losses on vacated facilities we ceased using.

The following table displays a roll-forward of the accruals established for restructuring (in thousands):

	Accrual at December 31, 2008	2009 Charges	2009 Changes in estimates	2009 Amounts Paid	Accrual at March 31, 2009
Severance and related costs	$1,770	$—	$11	$(592)	$1,189
Lease loss reserve	4,052	934	(37)	(384)	4,565
Other	27	92	—	(92)	27

	$5,849	$1,026	$(26)	$(1,068)	$5,781

Note 10. Impairment of Long-Lived Assets

In the first quarter of 2009, we recorded impairment charges related to our long lived assets to be disposed of by sale. The long lived assets impaired were related primarily to tooling and software purchased during the first quarter of 2009. The long lived assets were grouped with the other assets and liabilities of the Company as a whole as there were not identifiable cash flows for these long lived assets which were largely independent of the cash flows of the entire company. We measured the fair value of the Company using a Level 2 input. See Note 14 below for further discussion regarding fair value. The analysis indicated that the carrying value of our long-lived assets exceeded their fair value. Accordingly, we recorded an impairment charge totaling $1.2 million in the first quarter of 2009 to write off all property and equipment acquired in the first quarter. The majority of these long-lived assets continue to be used in operations.

Note 11. Value Added Tax Assessment

The value added tax assessment of $0.5 million and interest expense of $0.1 million, totaling $0.6 million in the first quarter of 2009, relates to the accrual of value added taxes, penalties and interest which are potentially owed as identified in an audit performed by the German tax authorities.

Note 12. Other, net

Other, net included the following (in thousands):

Three Months Ended March 31,	2009	2008
Income related to the profits of Motif, 50-50 joint venture	$209	$1,225
Losses related to foreign currency transactions	(127)	(3)
Other	(51)	(36)

	$31	$1,186

Note 13. Income Taxes

The ongoing 2004 tax examination in Norway relates to an operating loss incurred for that year which resulted in a refund claim for prior year taxes paid of approximately $1.4 million. This amount is included in other current assets in the accompanying consolidated balance sheet, based on our historical position that we were more likely than not going to be able to sustain this tax position. The operating loss was attributable, in part, to the closure of our Fredrikstad facility. The Norwegian tax authority assessment board and the appeals assessment board have concluded that their analysis of the facts and circumstances does not support the ultimate collection of the receivable. We filed for appeal to litigate the case in the Norwegian court system. On April 16, 2009, the company received notice of the final decision from the second court of instance who found in favor of the state. The company has until May 15, 2009 to file an appeal with the Norwegian Supreme Court for the case to be heard, which is subject to the discretion of the court. At this time, management has determined that it will continue to pursue the tax refund claim by filing an appeal with the Norwegian Supreme Court. Based on this new information, the Company no longer takes the position that it is more likely than not that we will prevail in this case. Accordingly, under the guidance provided in the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes- an interpretation of FASB Statement No. 109” (FIN 48), the company will record income tax expense of $1.4M in the second quarter of 2009.

Note 14. Fair Value Measurements

Effective January 1, 2009, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our non-financial assets and liabilities measured at fair value on a nonrecurring basis. The implementation covers assets and liabilities measured at fair value in a business combination; impaired properties, plants and equipment, intangible assets and goodwill; initial recognition of asset retirement obligations; and restructuring costs for which we use fair value. As discussed in Note 10, an impairment charge related to our property and equipment was measured under the provisions of SFAS No. 157 in the first quarter of 2009 and recorded in accordance with SFAS No. 144.

SFAS No. 157, “Fair Value Measurements,” establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring the fair value of our financial assets and liabilities and are summarized into three broad categories:

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

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value, such as discounted cash flow models or valuations.

Following are the disclosures related to our financial assets and (liabilities) pursuant to SFAS No. 157 (in thousands):

	March 31, 2009
	Fair Value	Input Level
Money market funds	$11,269	Level 2

Note 15. New Accounting Pronouncements

FSP No. FAS 157-4

In April 2009, the FASB issued FSP No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” This FSP is effective for interim and annual reporting periods ending after June 15, 2009. While we are still analyzing the effects of adopting this FSP and given that it pertains primarily to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Since this FSP only pertains to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

Note 16. Common Stock Purchase Rights

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

Note 17. Subsequent Events

Merger Agreement

On April 10, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Image Holdings Corporation, an Oregon corporation (“Parent”), and IC Acquisition Corp., an Oregon corporation and a wholly owned subsidiary of Parent (“Purchaser”).

Pursuant to the terms of the Merger Agreement, on April 27, 2009, Purchaser commenced a tender offer (the “Offer”) to purchase all of our outstanding shares of common stock (the “Common Stock”), at a purchase price of $0.95 per share in cash (the “Offer Price”). Following the successful completion of the Offer, Purchaser will be merged (the “Merger”) with and into InFocus, with each remaining outstanding share of Common Stock not purchased in the Offer being converted into the right to receive the Offer Price in cash. We will survive the Merger as a wholly owned subsidiary of Parent.

Purchaser’s obligation to accept for payment and pay for shares of Common Stock tendered in the Offer is subject to the tender of a minimum of 65% of the total outstanding Common Stock on a fully diluted basis and other customary conditions, including, among other things: (a) the absence of injunctions prohibiting the Offer or the Merger, (b) the absence of certain inaccuracies in our representations and warranties in the Merger Agreement, (c) compliance by us with our covenants in the Merger Agreement and (d) the absence of a material adverse effect on us.

Subject to the satisfaction or waiver of the other conditions to the Offer, if more than 65%, but fewer than 90%, of the outstanding shares of Common Stock are validly tendered (and not withdrawn) in the Offer, the Merger Agreement provides that Purchaser is obligated to purchase the tendered shares but may elect to conduct a subsequent offering period in order to achieve ownership of 90% of the outstanding shares, in order to effect a short-form merger. In addition, subject to certain conditions and limitations, we have granted Parent and Purchaser an option to purchase that number of shares of Common Stock as would enable Purchaser upon exercise of such option to achieve ownership of 90% of the outstanding shares of the Common Stock.

We made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants not to solicit proposals relating to alternative takeover proposals and, subject to certain exceptions, not to (a) enter into discussions concerning or provide information in connection with alternative takeover proposals, or (b) withdraw or modify, in a manner adverse to Parent, the recommendation of our Board of Directors regarding acceptance of the Offer.

The Merger Agreement contains specified termination rights for the parties. If the Merger Agreement is terminated in certain circumstances where we receive an acquisition proposal that our Board of Directors determines is, or is reasonably likely to lead to, a Superior Proposal (as such term is defined in the Merger Agreement), the Merger Agreement provides that we would be required to pay Parent a termination fee of $1.2 million and reimburse Parent’s expenses up to a maximum of $750,000. The Merger Agreement also provides that we would be required to pay Parent the termination fee and reimbursement described above if the Merger Agreement is terminated due to a breach of our covenant not to solicit alternative takeover proposals. If the Merger Agreement is terminated by us as a result of a breach by Parent or Purchaser, the Merger Agreement provides that Parent would be required to pay us a termination fee of $2 million as the sole remedy for such breach (the “Parent Termination Fee”).

Parent has placed $2 million into an escrow account to secure payment of the Parent Termination Fee in the event the Merger Agreement is terminated in circumstances under which the Parent Termination Fee becomes payable.

For further information regarding the Offer and Merger, including the Board of Directors’ recommendation with respect thereto, please refer to the Company’s Schedule 14D-9 filed with the Securities and Exchange Commission on April 27, 2009.

Support Agreement

In order to induce Parent and Purchaser to enter into the Merger Agreement, all members of our Board of Directors and all of our executive officers (in their capacity as shareholders) entered into a Tender and Support Agreement (the “Support Agreement”) with Parent and Purchaser concurrently with the execution and delivery of the Merger Agreement. On the terms and subject to the conditions of the Support Agreement, these individuals agreed to tender in the Offer the shares of Common Stock beneficially owned by them and to vote such shares in favor of adoption of the Merger Agreement at any special shareholders’ meeting called for that purpose, subject to certain specified withdrawal rights.

Modification to Shareholder Rights Agreement

On April 10, 2009, prior to the execution of the Merger Agreement, our Board of Directors approved an Amendment to the Shareholder Rights Agreement, dated as of January 7, 2009, between us and Mellon Investor Services LLC, a New Jersey limited liability company, as rights agent (the “Rights Amendment”). The Rights Amendment renders the share purchase rights issued under the Shareholder Rights Agreement inapplicable to the Offer and the Merger and the other transactions contemplated by the Merger Agreement, and provides for expiration of such rights immediately prior to the effective time of the Merger.

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

•

expectations regarding the outcome of the tender offer and subsequent merger; the parties’ ability to satisfy the conditions to the Offer and the Merger and to consummate the transactions contemplated thereby;

•	our ability to maintain sufficient liquidity to fund continuing operations;

•	the wind-down of South Mountain Technologies (“SMT”), our 50-50 joint venture with TCL Corporation;

•	our ability to grow the business; and

•	our various expenses and expenditures, including marketing and sales expenses, research and development expenses, general and administrative expenses and expenditures for property and equipment;

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and are subject to risks and uncertainties, including, but not limited to, economic, competitive, governmental and technological factors outside of our control, which may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements. The forward-looking statements contained in this quarterly report speak only as of the date on which they are made and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of this filing. See Item 1A. Risk Factors below, and the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2008, for further discussion of factors that could cause actual results to differ from these forward-looking statements.

Company Profile

InFocus Corporation is the industry pioneer and a global leader in the digital projection market. The Company’s digital projectors make bright ideas brilliant everywhere people gather to communicate and be entertained – in meetings, presentations, classrooms and living rooms around the world. Backed by more than twenty years of experience and innovation in digital projection, as well as approximately 245 U.S. and additional corresponding foreign patents, InFocus is dedicated to setting the industry standard for large format visual display. InFocus is based in Wilsonville, Oregon with operations in North America, Europe and Asia.

Merger Agreement

On April 10, 2009, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Image Holdings Corporation, an Oregon corporation (“Parent”), and IC Acquisition Corp., an Oregon corporation and a wholly owned subsidiary of Parent (“Purchaser”). Pursuant to the terms of the Merger Agreement, on April 27, 2009, Purchaser commenced a tender offer (the “Offer”) to purchase all of our outstanding shares of common stock (the “Common Stock”), at a purchase price of $0.95 per share in cash (the “Offer Price”). Following the successful completion of the Offer, Purchaser will be merged (the “Merger”) with and into InFocus, with each remaining outstanding share of Common Stock not purchased in the Offer being converted into the right to receive the Offer Price in cash. We will survive the Merger as a wholly owned subsidiary of Parent. See Note 16 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Results of Operations

	Three Months Ended March 31,(1)				Three Months Ended
	2009		2008		December 31, 2008(1)
(Dollars in thousands)	Dollars	% of revenues	Dollars	% of revenues	Dollars	% of revenues
Revenues	$44,405	100.0%	$61,025	100.0%	$51,391	100.0%
Cost of revenues	38,153	85.9	48,590	79.6	42,747	83.2

Gross margin	6,252	14.1	12,435	20.4	8,644	16.8
Operating expenses:
Marketing and sales	5,522	12.4	8,291	13.6	7,133	13.9
Research and development	2,304	5.2	2,784	4.6	2,725	5.3
General and administrative	4,012	9.0	4,442	7.3	4,116	8.0
Restructuring costs	1,000	2.3	—	—	4,200	8.2
Impairment of long-lived assets	1,236	2.8	—	—	2,628	5.1
Value added tax assessment	468	1.1	—	—	—	—

	14,542	32.7	15,517	25.4	20,802	40.5

Loss from operations	(8,290)	(18.7)	(3,082)	(5.1)	(12,158)	(23.7)
Other income (expense):
Interest expense	(248)	(0.6)	(148)	(0.2)	(36)	(0.1)
Interest income	89	0.2	472	0.8	198	0.4
Other, net	31	0.1	1,186	1.9	(807)	(1.6)

Loss before income taxes	(8,418)	(19.0)	(1,572)	(2.6)	(12,803)	(24.9)
(Provision) benefit for income taxes	350	0.8	(236)	(0.4)	(281)	(0.5)

Net loss	$(8,068)	(18.2)%	$(1,808)	(3.0)%	$(13,084)	(25.5)%

(1)	Percentages may not add due to rounding.

Revenues

Revenues decreased $16.6 million, or 27.2%, in the three months ended March 31, 2009 compared to the three months ended March 31, 2008.

This decrease in revenues was due to a 13% decrease in total units sold to 60,000 units in the first quarter of 2009 compared to 69,000 units in the first quarter of 2008, as well as a 16% decrease in overall average selling prices (“ASPs”). The decline in units sold was primarily due to the continuing global economic slow-down and affected all geographical regions in which the Company operates. The impact was most significant in our European operation which incurred the greatest percentage decrease in units sold. The decrease in overall ASPs was primarily due to a shift in product mix, the sale of end-of-life products and aggressive pricing pressure by our competitors.

We also experienced a $7.0 million, or 13.6%, decrease in revenue in the first quarter of 2009 compared to the fourth quarter of 2008, primarily due to a 5% decrease in units sold to 60,000 units in the first quarter of 2009 compared to 63,000 units in the fourth quarter of 2008, as well as a 10% decrease in overall ASPs. The decline in units sold was primarily due to seasonality from the fourth quarter of one year to the first quarter of the next and the continuing effect of the economic downturn. The decrease in ASPs was primarily due to the sale of end-of-life products in the first quarter of 2009 and pricing pressure from our competitors.

Geographic Revenues

Revenue by geographic area and as a percentage of total revenue was as follows (dollars in thousands):

	Three Months Ended March 31,				Three Months Ended
	2009		2008		December 31, 2008
United States	$23,493	52.9%	$29,813	48.8%	$23,489	45.7%
Europe	11,249	25.3%	18,600	30.5%	17,978	35.0%
Asia	6,215	14.0%	8,708	14.3%	6,254	12.2%
Other	3,448	7.8%	3,904	6.4%	3,670	7.1%

	$44,405		$61,025		$51,391

U.S. revenues decreased 21% in the first quarter of 2009 compared to the first quarter of 2008 and were flat compared to the fourth quarter of 2008. The decrease compared to the first quarter of 2008 was primarily due to a 13% decrease in overall ASPs combined with a 9% decrease in units shipped. The relative flatness compared to the fourth quarter of 2008 was primarily due to lower ASPs as a result of the sale of end-of-life products, offset by a 5% increase in units sold.

European revenues decreased 40% in the first quarter of 2009 compared to the first quarter of 2008 and 37% compared to the fourth quarter of 2008. The decrease compared to the first quarter of 2008 was primarily due to a 23% decrease in overall ASPs combined with a 21% decrease in units shipped. The decrease compared to the fourth quarter of 2008 was primarily due to a 25% decrease in units sold as a result of economic factors in the region, combined with a 17% decrease in overall ASPs as a result of the sale of end-of-life products.

Asian revenues decreased 29% in the first quarter of 2009 compared to the first quarter of 2008 and 1% compared to the fourth quarter of 2008. The decrease compared to the first quarter of 2008 was primarily due to a 16% decrease in both overall ASPs and units shipped. The decrease compared to the fourth quarter of 2008 was primarily due to lower ASPs, mostly offset by a 12% increase in units sold. The increase in units sold primarily resulted from the sale of end-of-life products.

Other revenues primarily consist of sales in Canada and Latin America. Other revenues decreased 12% in the first quarter of 2009 compared to the first quarter of 2008 and decreased 6% compared to the fourth quarter of 2008. The decrease compared to the first quarter of 2008 was primarily due to a 22% decrease in overall ASPs, partially offset by a 13% increase in units shipped. The decrease compared to the fourth quarter of 2008 was primarily due to a 19% decrease in overall ASPs, partially offset by a 16% increase in units shipped.

Backlog

At March 31, 2009, we had backlog of approximately $3.3 million, compared to approximately $5.2 million at December 31, 2008. Given current supply and demand estimates, it is anticipated that a majority of the current backlog will turn over by the end of the second quarter of 2009. The stated backlog is not necessarily indicative of sales for any future period, nor is a backlog any assurance that we will realize a profit from filling the orders.

Gross Margin

We achieved gross margins of 14.1% in the first quarter of 2009, compared to 20.4% in the first quarter of 2008 and 16.8% in the fourth quarter of 2008.

The decrease in gross margin in the first quarter of 2009 compared to both the first and fourth quarters of 2008 was due to lower volume and the sale of end-of-life products.

Marketing and Sales Expense

Marketing and sales expense decreased $2.8 million, or 33.4%, to $5.5 million in the first quarter of 2009 compared to $8.3 million in the first quarter of 2008. The decrease in marketing and sales expense was primarily due to lower variable sales and marketing costs. These expense reductions were the result of lower advertising-related spending, decreases in certain marketing programs, which decreased in connection with decreased sales, and decreases resulting from the implementation of restructuring plans throughout 2008.

Research and Development Expense

Research and development expense decreased $0.5 million, or 17.3%, to $2.3 million in the first quarter of 2009 compared to $2.8 million in the first quarter of 2008. This decrease was primarily due to the implementation of our restructuring plans throughout 2008, partially offset by an increase in non-recurring engineering expenses related to the co-development of new products.

General and Administrative Expense

General and administrative expense decreased $0.4 million, or 9.7%, to $4.0 million in the first quarter of 2009 compared to $4.4 million in the first quarter of 2008. This decrease was primarily due to the implementation of our restructuring plans throughout 2008, partially offset by increases in expenses for investment advisory and legal services related to the strategic process that we publicly announced on December 10, 2008, including services related to the negotiation of the Merger Agreement.

Restructuring

Restructuring charges of $1.0 million in the first quarter of 2009 were primarily related to lease losses on vacated facilities we ceased using.

At March 31, 2009, we had $5.8 million of restructuring costs accrued on our consolidated balance sheet classified as other current liabilities. See further detail in Note 9 of Notes to Consolidated Financial Statements.

Impairment of Long-Lived Assets

In the first quarter of 2009, we recorded impairment charges related to long lived assets to be disposed of by sale. The long lived assets impaired were related primarily to tooling and software purchased during the first quarter of 2009. The long lived assets were grouped with the other assets and liabilities of the company as a whole as there were not identifiable cash flows for these long lived assets which were largely independent of the cash flows of the entire company. We measured the fair value of the Company using a Level 2 input. See Note 14 of Notes to Consolidated Financial Statements for further discussion of regarding fair value. The analysis indicated that the carrying value of our long-lived assets exceeded their fair value. Accordingly, we recorded an impairment charge totaling $1.2 million in the first quarter of 2009 to write off all property and equipment acquired in the first quarter. The majority of these long-lived assets continue to be used in operations.

Value Added Tax Assessment

The value added tax assessment of $0.5 million and interest expense of $0.1 million, totaling $0.6 million in the first quarter of 2009, relates to the accrual of value added taxes, penalties and interest which are potentially owed as identified in an audit performed by the German tax authorities.

Other Income (Expense)

Interest income decreased $0.4 million to $0.1 million in the first quarter of 2009 compared to $0.5 million in the first quarter of 2008 primarily due to lower cash and investment balances and lower interest rates. Average cash and investment balances were $12.7 million and $29.4 million, respectively, in the first quarter of 2009 and 2008.

Other, net consisted of the following (in thousands):

Three Months Ended March 31,	2009	2008
Income related to the profits of Motif, 50-50 joint venture	$209	$1,225
Losses related to foreign currency transactions	(127)	(3)
Other	(51)	(36)

	$31	$1,186

Income Taxes

We recorded an income tax benefit of $350,000 in the first quarter of 2009 and expense of $236,000 in the first quarter of 2008. The income tax benefit in the current quarter primarily related to expected income tax benefit in certain foreign tax jurisdictions, offset by income tax expense in the U.S jurisdictions. The income tax expense in the first quarter of 2008 primarily related tax expense in certain foreign tax jurisdictions.

Liquidity and Capital Resources

As a result of losses incurred in the past several years and the current quarter, we had an accumulated deficit of $154.4 million at March 31, 2009. The continuing challenging economic climate may lead to adverse changes in our working capital levels and funding requirements, which may have a direct impact on our results of operations and financial position. These and other factors may adversely affect our liquidity and our ability to generate positive cash flow and profits in the future.

We anticipate that our existing capital resources and availability under our line of credit, will be adequate to satisfy our liquidity requirements through March 31, 2010. However, there is no assurance that, if required, we will be able to raise additional capital or reduce discretionary spending to provide the required liquidity, which, in turn, may have an adverse effect on our results of operations and financial position.

Total cash, cash equivalents, restricted cash and marketable securities were $22.3 million at March 31, 2009 compared to $33.4 million at December 31, 2008. Working capital totaled $37.2 million and $46.2 million at March 31, 2009 and December 31, 2008, respectively. Working capital at March 31, 2009 included $8.0 million of unrestricted cash and cash equivalents. The current ratio at March 31, 2009 and December 31, 2008 was 2.0 to 1 and 1.8 to 1, respectively.

During the first quarter of 2009, we entered into an agreement with Wells Fargo to amend our line of credit facility. The amendment waived the event of default arising from the covenant violation as of December 31, 2008, restated the Base Rate Margin to 4.50 percentage points, reset financial covenants related to Minimum EBITDA for the first half of 2009, and extended the term of the agreement until August 31, 2010. As of March 31, 2009, $2.5 million was outstanding under the line of credit facility and we were in compliance with all financial covenants.

At March 31, 2009, we had two outstanding standby letters of credit totaling $10.3 million, which secure our obligations to foreign suppliers for purchases of inventory. The fair value of these letters of credit approximates their contract values. The letters of credit were collateralized by $10.8 million of cash and cash equivalents at March 31, 2009, which were reported as restricted on the consolidated balance sheets. The remaining restricted cash and cash equivalents of $3.5 million secures our merchant credit card processing account, deposits for value-added taxes in foreign jurisdictions, and other various bank guarantees in foreign jurisdictions.

Accounts receivable decreased $1.1 million to $24.2 million at March 31, 2009 compared to $25.3 million at December 31, 2008, due primarily to lower sales in the first quarter of 2009 compared to the fourth quarter of 2008, partially offset by an increase in days sales outstanding (“DSO”) to 49 days at March 31, 2009 compared to 45 days at December 31, 2008.

Inventories decreased $14.7 million to $23.8 million at March 31, 2009 compared to $38.5 million at December 31, 2008. This decrease primarily resulted from lower purchases of finished goods from our contract manufacturers and the sale of excess inventory that resulted from the lower than expected sales in the second half of 2008. See Note 2 of Notes to Consolidated Financial Statements for a summary of the components of inventory as of these dates.

At March 31, 2009 and December 31, 2008, we had approximately 4 weeks and 7 weeks of inventory, respectively, in the Americas channel. Annualized inventory turns were approximately 5 times for the quarter ended March 31, 2009 and 6 times for the quarter ended December 31, 2008.

Expenditures for property and equipment totaled $1.2 million in the first quarter of 2009 and were primarily for purchases of product tooling and computer software. Total expenditures for property and equipment are expected to be between $3.0 million and $4.0 million in 2009, primarily for IT infrastructure, tooling and equipment.

Accounts payable decreased $18.7 million to $20.1 million at March 31, 2009 compared to $38.8 million at December 31, 2008. This decrease primarily resulted from the payment of invoices for inventory purchased in prior periods, compounded by lower inventory purchases made in the first quarter of 2009.

Accrued warranty costs, both short and long-term, decreased $1.0 million to $3.7 million at March 31, 2009 compared to $4.7 million at December 31, 2008. The reduction in accrued warranty costs was due primarily to reductions in the warranty cost per unit associated with the transition in our warranty model toward purchasing two-year supplier warranties from our contract manufacturers and a reduction in failure rates. For the products procured from the contract manufacturer with the warranty coverage included, our future liability is calculated based on the difference between the warranty period offered from the supplier and the warranty period we offer to the end customer.

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

Critical Accounting Policies and Estimates

We reaffirm the critical accounting policies and estimates as reported in our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009.

New Accounting Pronouncements

See Note 15 of Notes to Consolidated Financial Statements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks since the filing of our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009.

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

Other than the modification to the risk factors set forth below, there has not been a material change to the risk factors as set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008. Please refer to our Annual Report for the complete listing of risk factors.

Because of the following factors, as well as other variables affecting our operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

The transactions contemplated by our Merger Agreement with Image Holdings Corporation may not be completed and there can be no assurance that we would find another acquirer or be able to successfully operate the business as an independent entity.

There can be no assurance that the transactions contemplated by our Merger Agreement will be completed. Our proposed merger could fail for various reasons, including failure of any of the conditions to the merger, a breach by any party that results in a termination of the Merger Agreement or the occurrence of any material adverse effect on our business that results in a termination of the Merger Agreement. If the transactions contemplated by the Merger Agreement are not consummated for any reason, we may remain an independent public company and our common stock would continue to be listed and traded on the Nasdaq Global Market. While we expect that management would operate the business in a manner similar to that in which it is being operated today, if the merger is not consummated, we may suffer significant negative financial ramifications, including the following:

•

The current market price of our common stock may reflect a market assumption that a merger will occur, and a failure to complete the merger could result in a negative perception by our investors generally and could cause a decline in the market price of our common stock. This could affect our ability to access the equity markets to fund our working capital needs or principal payments on our outstanding indebtedness.

•	We might, under certain circumstances, be required to pay a termination fee and expenses which could adversely impact our liquidity.

•	We will have incurred costs, fees, expenses and charges relating to the merger agreement that may not be recoverable.

We may need to raise additional financing if our financial results do not improve.

We sustained an operating loss of $8.3 million and $22.7 million, respectively, during the first quarter of 2009 and the year ended December 31, 2008, contributing to a decrease in net working capital of $9.0 million and $37.1 million during the respective time periods. If we continue to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations. There is no guarantee that we will be able to raise additional funds on favorable terms, if at all.

If we fail to meet all applicable continued listing requirements of The NASDAQ Global Market and NASDAQ determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, NASDAQ rules require that we maintain a minimum bid price of $1.00 per share for our common stock. Our common stock is currently below, and has, in the past, fallen below, this minimum bid price requirement and it may do so again in the future. NASDAQ has currently suspended this bid price requirement through July 20, 2009. However, if NASDAQ does not further extend this suspension and our stock price is below $1.00 at the time the suspension is lifted or falls below $1.00 after that time or if we in the future fail to meet other requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market if we are unable to cure the events of noncompliance in a timely or effective manner. If our common stock were threatened with delisting from the NASDAQ Global Market, we may, depending on the circumstances, request approval by our stockholders to implement a reverse stock split in order to regain compliance with NASDAQ’s minimum bid price requirement. If our common stock is not eligible for quotation on another market or exchange, trading of our common stock could be conducted in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the Pink Sheets or the OTC Bulletin Board. In such event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock. There would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further.

SMT, our joint venture with TCL Corporation, was not successful in implementing its business plan and has ceased operations.

SMT, our 50-50 joint venture with TCL Corporation, was not successful in executing its business plan, primarily a result of failing to secure third party OEM customers for its products. As a result, the parent companies sought alternatives for funding ongoing operations at SMT without success. During the third quarter of 2006, SMT began the process of winding down its operations in an orderly fashion, including the sale of its assets and the negotiation of the settlement of its outstanding liabilities. As of March 31, 2009, the majority of SMT employees had been laid off and only those employees working on the wind-down of the company remained. During 2006, we completely wrote off our initial investment in SMT and also recorded a charge for our share of estimated additional wind-down costs. We are uncertain how long it may take to complete the wind-down of SMT. There can be no assurance that we will not incur additional costs as SMT completes the wind-down process.

We are exposed to risks associated with our international operations.

Revenues outside the U.S. accounted for approximately 47% and 52%, respectively, of our revenues in the first quarter of 2009 and in all of 2008. As a result of a significant portion of our revenue being derived outside of the U.S., our financial condition and results of operations could be significantly affected by numerous risks and uncertainties associated with international activities, including:

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

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

2.1	Agreement and Plan of Merger by and among InFocus Corporation, Image Holdings Corporation, and IC Acquisition Corp., dated as of April 10, 2009. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 13, 2009.

4.1	First Amendment, dated as of April 10, 2009, to Rights Agreement, dated as of January 7, 2009, by and between InFocus Corporation and Mellon Investor Services, LLC, as Rights Agent. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 13, 2009.

10.1	Escrow Agreement by and among InFocus Corporation, Image Holdings Corporation, IC Acquisition Corp. and Comerica Bank, as Escrow Agent, dated as of April 10, 2009. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 13, 2009.

10.2	Tender and Support Agreement by and among Image Holdings Corporation, IC Acquisition Corp., and certain stockholders of InFocus Corporation, dated as of April 10, 2009. Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 13, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2009	INFOCUS CORPORATION

	By:	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley Director, President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ LISA K. PRENTICE
Lisa K. Prentice Senior Vice President, Finance, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)